Form 10-Q
period 1997-03-31
HAMILTON BANCORP INC
filed 1997-05-13
CIK 894172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1997
                              --------------------------------------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________


                         Commission file number  0-20960
                                                ---------

                              Hamilton Bancorp Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Florida                                      65-0149935
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                   3750 N.W. 87th Avenue, Miami, Florida 33178
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code     (305) 717 - 5500
                                                   -----------------------------


-------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.

         Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes         No  X
                                             -----      -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes         No
                         -----      -----

ITEM 1

                          PART I. FINANCIAL INFORMATION

                      HAMILTON BANCORP INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (In thousands)

                                                                                    March 31,  December 31,
                                                                                   ----------- -----------
                                                                                       1997        1996
                                                                                   ----------- -----------
                                                                                   (Unaudited)  (Audited)
                                     ASSETS

CASH AND DEMAND DEPOSITS WITH OTHER BANKS                                           $  14,111   $  14,806
FEDERAL FUNDS SOLD                                                                     10,000      18,300
                                                                                    ---------   ---------
      Total cash and cash equivalents                                                  24,111      33,106

INTEREST-EARNING DEPOSITS WITH OTHER BANKS                                            121,009      80,477
SECURITIES AVAILABLE FOR SALE                                                          22,321      29,020
LOANS-NET                                                                             604,417     527,279
DUE FROM CUSTOMERS ON BANKERS ACCEPTANCES                                              56,037      60,761
DUE FROM CUSTOMERS ON DEFERRED PAYMENT LETTERS OF CREDIT                                6,048       7,343
PROPERTY AND EQUIPMENT-NET                                                              3,766       3,460
ACCRUED INTEREST RECEIVABLE                                                             7,835       6,471
GOODWILL-NET                                                                            2,139       2,183
OTHER ASSETS                                                                            2,800       5,470
                                                                                    ---------   ---------
TOTAL                                                                               $ 850,483   $ 755,570
                                                                                    =========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                                            $ 704,027   $ 638,641
BANKERS ACCEPTANCES OUTSTANDING                                                        56,037      60,761
DEFERRED PAYMENT LETTERS OF CREDIT OUTSTANDING                                          6,048       7,343
OTHER LIABILITIES                                                                       4,220       5,025
                                                                                    ---------   ---------
     Total liabilities                                                                770,332     711,770
                                                                                    ---------   ---------

STOCKHOLDERS' EQUITY:
     Preferred stock, non-voting, non-cumulative, 14% maximum dividend rate, par value $.01 per share, 2,000,000 shares authorized, 101,207 shares issued
       and outstanding                                                                      0           1
     Common stock, $.01 par value, 75,000,000 shares authorized, 5,205,030 shares issued and outstanding at December 31, 1996 and 9,467,949 shares issued
       and outstanding at March 31, 1997                                                   95          52
     Capital surplus                                                                   50,972      17,317
     Retained earnings                                                                 29,077      26,432
     Net unrealized gain (loss) on securities available for sale, net of taxes              7          (2)
                                                                                    ---------   ---------
     Total stockholders' equity                                                        80,151      43,800
                                                                                    ---------   ---------
TOTAL                                                                               $ 850,483   $ 755,570
                                                                                    =========   =========


See accompanying notes to consolidated financial statements.

                      HAMILTON BANCORP INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1997           1996
                                                    ------------   -------------
INTEREST INCOME:                                            (Unaudited)
  Loans, including fees                               $   13,191   $   11,050
  Deposits with other banks                                1,883        1,078
  Securities                                                 293          574
  Federal funds sold                                         228          382
                                                      ----------   ----------
    Total                                                 15,595       13,084
                                                      ----------   ----------
INTEREST EXPENSE:
  Deposits                                                 8,237        6,588
  Federal funds purchased                                     49            0
                                                      ----------   ----------
     Total                                                 8,286        6,588
                                                      ----------   ----------
NET INTEREST INCOME                                        7,309        6,496
PROVISION FOR CREDIT LOSSES                                  748          500
                                                      ----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT
  LOSSES                                                   6,561        5,996
                                                      ----------   ----------
NON-INTEREST INCOME:
  Trade finance fees and commissions                       2,758        1,901
  Capital market fees, net                                    86            1
  Customer service fees                                      256          643
  Other                                                       69           34
                                                      ----------   ----------
     Total                                                 3,169        2,579
                                                      ----------   ----------
OPERATING EXPENSES:
  Employee compensation and benefits                       2,703        2,274
  Occupancy and equipment                                    682          721
  Other                                                    1,938        1,541
                                                      ----------   ----------
     Total                                                 5,323        4,536
                                                      ----------   ----------

INCOME BEFORE PROVISION FOR INCOME TAXES                   4,407        4,039
PROVISION FOR INCOME TAXES                                 1,585        1,523
                                                      ----------   ----------

NET INCOME                                            $    2,822   $    2,516
                                                      ==========   ==========
NET INCOME PER COMMON AND COMMON EQUIVALENT SHARES:
     PRIMARY                                          $     0.47   $     0.46
                                                      ==========   ==========
     FULLY DILUTED                                    $     0.47   $     0.46
                                                      ==========   ==========
AVERAGE WEIGHTED SHARES OUTSTANDING                    5,953,528    5,430,030
                                                      ==========   ==========


See accompanying notes to consolidated financial statements.

                      HAMILTON BANCORP INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Dollars in thousands, except per share data)


                                                                                                           Net
                                                                                                        Unrealized
                                                                                                          (Loss)
                                                                                                         Gain on
                                                                                                        Securities
                                            Preferred Stock      Common Stock                            Available       Total
                                            ----------------   -----------------   Capital  Retained     for Sale,    Stockholders'
                                            Shares    Amount    Shares    Amount   Surplus  Earnings   Net of Taxes      Equity
                                            ----------------   -----------------   -------  --------   ------------   ------------
Balance, December 31, 1996 (audited)        101,207    $   1   5,205,030   $  52   $17,317   $26,432      $ (2)         $43,800

Conversion of preferred stock for
  common stock, w/ 6.5 to 1 split          (101,207)      (1)    466,160       5        (4)       --        --                0

Conversion of warrants with 6.5 to 1 split       --       --   1,396,759      14       (14)       --        --                0

Sale of 2,400,000 shares of common
  stock in public offering, net                  --       --   2,400,000      24    33,673        --        --           33,697

Net change in unrealized gain on
  securities available for sale, net of
  taxes                                          --       --          --      --        --        --         9                9

Net income for the quarter ended
  March 31, 1997                                 --       --          --      --        --     2,822        --            2,822

Cash dividends on preferred stock, net
  of withholding taxes                           --       --          --      --        --      (177)       --             (177)
                                          ---------    -----   ---------   -----  --------   -------      ----           ------

Balance as of March 31, 1997 (unaudited)          0    $   0   9,467,949   $  95  $ 50,972   $29,077      $  7          $80,151
                                          =========    =====   =========   =====  ========   =======      ====          =======

                      HAMILTON BANCORP INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                       1997            1996
                                                                   ------------    ------------
                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                       $   2,822    $   2,516
       Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                      249          276
         Provision for credit losses                                        748          500
         Deferred tax provision (benefit)                                   235         (277)
         Proceeds from the sale of bankers acceptances and
           loan participations, net of loan participations
           purchased                                                     25,325       15,669
       Decrease (increase) in accrued interest receivable and other
         assets                                                           1,082       (1,250)
       Decrease in other liabilities                                       (805)         (62)
                                                                      ---------    ---------
         Net cash provided by operating activities                       29,656       17,372
                                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in interest-earning deposits with other banks             (40,532)      (9,532)
     Purchase of securities available for sale                          (12,741)      (6,168)
     Proceeds from maturities of securities held to maturity                           9,976
     Proceeds from sales and maturities of securities available
       for sale                                                          19,440            0
     Increase in loans-net                                             (103,211)     (22,245)
     Purchases of property and equipment-net                               (512)        (136)
                                                                      ---------    ---------
         Net cash used in investing activities                         (137,556)     (28,105)
                                                                      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in deposits-net                                            65,385       27,853
     Net Proceeds from issuance of common stock IPO                      33,697            0
     Cash dividends on preferred stock                                     (177)        (177)
                                                                      ---------    ---------
         Net cash provided by financing activities                       98,905       27,676
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                            (8,995)      16,943
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
  PERIOD                                                                 33,106       46,589
                                                                      ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                        $  24,111    $  63,532
                                                                      =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Interest paid during the quarter                                    $   8,151    $   6,497
  Income taxes paid during the quarter                                $       0    $      95


See accompanying notes to consolidated statement.

                         HAMILTON BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997


NOTE 1: BASIS OF PRESENTATION

The consolidated statements of condition for Hamilton Bancorp and Subsidiary (the "Company") as of March 31, 1997 and December 31, 1996, and the related consolidated statements of income , stockholders' equity and the cash flows for the three month periods ended March 31, 1997 and 1996 included in the Form 10Q have been prepared by the Company in conformity with the instructions to Form 10Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited except for the consolidated statement of condition as of December 31, 1996.

The accounting policies followed for interim financial reporting are consistent with the accounting policies set forth in Note 1 to the consolidated financial statements appearing in the Company's registration statement on Form S-1 for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

NOTE 2:

The Company completed its initial public offering of 2,400,000 shares of common stock on March 31, 1997. In connection with the initial public offering, the Board amended and restated the articles of incorporation of the Company authorizing 75,000,000 shares of common stock and 10,000,000 shares of "blank check" preferred stock. In addition, the Board approved a 6.5 for 1 common stock split and reorganization of the capital structure of the Company consisting of
(i) the conversion of all outstanding shares of the Company's preferred shares (Series B and C) into 466,168 shares (post-stock split) of common stock and (ii) the issuance of an aggregate of 1,396,761 shares (post-stock split) of common stock for all outstanding warrants to purchase shares of common stock of the Bank. The Reorganization was consummated in March 1997.

NOTE 3: NEW ACCOUNTING PRONOUNCEMENT

Accounting Change. The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities, effective January 1, 1997. This statement provides consistent guidance for distinguishing transfers of financial assets (securitizations) that are sales from transfers that are secured borrowings. The adoption of SFAS No. 125 did not have a material impact on the Company's financial condition or results of operations.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. This statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of SFAS No. 128 by the Company will not have a material impact on earnings per share.

NOTE 4: SUBSEQUENT EVENTS

On April 9, 1997 the Company issued 360,000 additional shares of common stock upon the exercise of the over-allotment option granted to Oppenheimer and Company, Inc., and Natwest Securities Ltd. as part of the Company's initial public offering which was completed on March 31, 1997. The net proceeds from the issuance of these additional shares totaled $5,189,400.

On April 14, 1997, Hamilton Bancorp through its subsidiary opened its seventh Florida branch located in West Palm Beach, Florida.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Hamilton Bancorp, Inc. ("Bancorp") is a bank holding company which conducts operations principally through its 99.8% subsidiary Hamilton Bank, N.A. (the "Bank"). The Bank is a national bank which specializes in financing foreign trade between the United States, South and Central America and the Caribbean, (collectively, the "Region"). The Bank has a network of seven FDIC-insured branches in Florida, with locations in Miami, Sarasota, Tampa, West Palm Beach and Winter Haven. Hamilton Bancorp completed its initial public offering on March 31, 1997 with net proceeds of $34 million.

Throughout this discussion, Bancorp and its subsidiary are collectively referred to as the "Company".

This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represents the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's operations, performance, financial condition, growth and strategies. For this purpose, any statements contained in this Prospectus that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including regional economic conditions, potential political instability, credit risks collateral-related risks, concentration of cross-border lending activities, potential impact of changes in interest rates, ability of the Company to continue its growth strategy, the concentration of deposits, dependence on management and key personnel and risks associated with competition, supervision and regulation.

The Company cautions that the factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors or the effect that any such factor may have on the Company's business.


FINANCIAL CONDITION - MARCH 31, 1997 VS. DECEMBER 31, 1996.

Total consolidated assets increased $94.9 million or 12.6%, during the first three months of 1997, which included an increase of $102.7 million in interest earning assets offset by a decrease of $7.8 million in non-interest earning assets. The increase in consolidated assets reflects increases in loans-net of $77.1 million and an increase of $40.5 million in interest-earning deposits with other banks. These increases were principally funded by retained earnings, deposits from the branch network, time deposits from banks and deposits from other financial institutions, mainly credit unions. The Company opened a branch in Sarasota during the first quarter, and a branch in West Palm Beach subsequent to the quarter end that are intended to further support future asset growth. In addition, the net proceeds of $34 million of the initial public offering completed on March 31, 1997 will support future growth.

Cash, Demand Deposits with Other Banks and Federal Funds Sold

Cash, demand deposits with other banks and federal funds sold are considered cash and cash equivalents. Balances of these items fluctuate daily depending on many factors, which include or relate to the particular banks that are clearing funds, loan payoffs, deposit gathering and reserve requirements. Cash, demand deposits with other banks and federal funds sold were $24.1 million at March 31, 1997 compared to $33.1 million at December 31, 1996.

Investment Securities and Interest-Earning Deposits with Other Banks

Interest-earning deposits with other banks increased to $121.0 million at March 31, 1997 from $80.5 million at December 31, 1996. These deposits are placed with correspondent banks in the Region, generally on a short term basis (less than 365 days), to increase yields and enhance relationships with the correspondent banks. The level of such deposits has grown as the overall assets of the Company have increased during the three months ended March 31, 1997. The short term nature of these deposits allow the Company the flexibility to redeploy the assets into higher yielding loans which are largely related to the financing of trade.

Investment securities decreased to $22.3 million at March 31, 1997 from $29.0 million at December 31, 1996. The decrease was a result of maturities of United States treasury bill obligations which were not renewed. This portfolio consists primarily of United States treasury bills.

Loans

The Company's loan portfolio increased by $77.1 million or 14.7% during the first three months of 1997 in relation to the quarter ended December 31, 1996. This was primarily due to economic stability in the Region resulting in increased trade activity, as well as the Company's growth, which allowed it to provide more trade financing. Commercial-domestic loans increased by $101.7 million and banks and other financial institutions - foreign increased by $52.0 million. Details on the loans by type are shown in the table below. At March 31, 1997 approximately 28% of the Company's portfolio consisted of loans to domestic borrowers and 72% of the Company's portfolio consisted of loans to foreign borrowers. The Company's loan portfolio is relatively short-term, as approximately 79.4% of loans at March 31, 1997 were short-term trade finance loans with average maturities of approximately 180 days. See "Interest Rate Sensitivity Report".

The following table sets forth the loans by type of the Company's loan portfolio at the dates indicated.

                                 LOANS BY TYPE
                                 (In thousands)


                                           March 31, December 31,
                                             1997       1996
                                             ----       ----
Domestic:

  Commercial (1)                           $135,339   $110,322
  Acceptances discounted                     21,991     23,314
  Residential mortgages                      11,125     10,610
  Installment                                   424        428
                                           --------   --------

     Total domestic                        $168,879   $144,674

Foreign:

  Government and official institutions     $    775   $    750
  Banks and other financial institutions    231,030    129,376
  Commercial and industrial (1)             132,723    179,824
  Acceptances discounted                     79,673     80,935
  Other loans                                     0          0
                                           --------   --------

  Subtotal foreign                         $444,201   $390,885
                                           --------   --------

     Total loans                           $613,080   $535,559
                                           ========   ========




(1) Includes pre-export financing, warehouse receipts and refinancing of letter of credits.

Loans by Country. The following table reflects both the Company's growth and diversification in financing trade flows between the United States and the Region. Exposure levels in any given country at the end of each period may be impacted by the flow of trade between the United States (and to a large extent Florida) and the given countries, as well as the price of the underlying goods or commodities being financed. At March 31, 1997 approximately 43.8% in principal amount of the Company's loans were outstanding to borrowers in five countries other than the United States: Guatemala (13.0%), Panama (9.3%), Ecuador (7.3%), El Salvador (7.1%) and Peru (7.1%).

                                LOANS BY COUNTRY
                             (Dollars in thousands)


                               At March 31, 1997                     At December 31, 1996
                           --------------------------            -----------------------------
                                                % of                                     % of
                                                Total                                    Total
Country                    Amount               Loans            Amount                  Loans
                           ------               -----            ------                  -----
United States             $168,879              27.55%          $144,674                 27.01%
Argentina                   25,832               4.21             35,241                  6.58
Bolivia                     12,675               2.07             15,815                  2.95
Brazil                      26,566               4.33             27,255                  5.09
British West Indies         15,675               2.56             14,740                  2.75
Dominican Republic          10,569               1.72              9,450                  1.76
Ecuador                     44,512               7.26             29,799                  5.56
El Salvador                 43,524               7.10             28,472                  5.32
Guatemala                   79,629              12.99             79,483                 14.84
Honduras                    34,970               5.70             24,277                  4.53
Jamaica (1)                     --                 --             10,971                  2.05
Panama                      57,006               9.30             50,553                  9.44
Peru                        43,496               7.09             26,658                  4.98
Venezuela                   14,385               2.35             10,245                  1.91
Other (1)                   35,362               5.77             27,926                  5.23
                          --------             ------           --------                ------

     Total                $613,080             100.00%          $535,559                100.00%
                          ========             ======           ========                ======




(1) Other consists of loans to borrowers in countries in which loans did not exceed 1% of total assets.

Total Outstandings by Country. The following table sets forth, at the dates indicated, the aggregate amount of the Company's crossborder outstandings by primary credit risk (including cash and demand deposits with other banks, interest earning deposits with other banks, investment securities, due from customers on bankers acceptances, due from customers on deferred payment letters of credit and loans-net) (collectively "Cross-Border Outstandings"), as well as the percentage of such Cross-Border Outstandings to the Company's total assets for the periods indicated.

                   TOTAL CROSS-BORDER OUTSTANDINGS BY COUNTRY
                              (Dollars in millions)



                                       % of                     % of
                         March 31,     Total    December 31,    Total
                           1997       Assets        1996       Assets
                           ----       ------        ----       ------
Argentina                  $ 41         4.8%        $ 58         7.7%
Bahamas (1)                  18         2.1           --          --
Bolivia                      22         2.6           27         3.6
Brazil                       45         5.3           36         4.7
British West Indies          12         1.4           11         1.5
Colombia (1)                 --          --            6         0.8
Dominican Republic           14         1.7            6         0.8
Ecuador                      57         6.7           35         4.6
El Salvador                  43         5.1           32         4.2
Guatemala                    81         9.5           96        12.7
Honduras                     52         6.1           33         4.4
Jamaica                      21         2.5           22         2.9
Panama                       39         4.6           41         5.4
Peru                         47         5.5           26         3.4
Venezuela (1)                --          --           10         1.3
Other (1)                    32         3.8           17         2.3
                           ----        ----         ----        ----

Total                      $524        61.7%        $456        60.3%
                           ====        ====         ====        ====




(1) Other consists of cross-border outstandings to countries in which such cross-border outstandings did not exceed 0.75% of the Company's total assets at any of the dates shown.

Contingencies

The following table sets forth the total volume and average monthly volume of the Company's export and import letters of credit for each of the periods indicated.

                  CONTINGENCIES - COMMERCIAL LETTERS OF CREDIT
                                 (In thousands)

                             Quarter Ended March 31, 1997    Year Ended December 31, 1996
                             ----------------------------    ----------------------------
                                               Average                            Average
                                 Total         Monthly           Total            Monthly
                                Volume         Volume           Volume            Volume
                               --------        --------        --------          --------
Export Letters of Credit (1)   $ 78,781       $ 26,260         $369,367          $ 30,781
Import Letters of Credit (1)     78,839         26,279          312,964            26,080
                               --------       --------         --------          --------
Total                          $157,620       $ 52,539         $682,331          $ 56,861
                               ========       ========         ========          ========




(1) Represents certain contingent liabilities not reflected on the Company's balance sheet.

The following table sets forth the distribution of the Company's contingent liabilities by country of the applicant and issuing bank for import and export letters of credit, respectively. As shown by the table, contingent liabilities increased by 2.4% from December 31, 1996 to March 31, 1997. Individual fluctuations reflect relative changes in the flow of trade.

                           CONTINGENT LIABILITIES (1)
                                 (In thousands)

                                March 31, 1997   December 31, 1996
                                --------------   -----------------
Argentina                         $  4,322           $  7,095
Aruba (2)                            1,568                 --
Bolivia                              2,873              4,401
Brazil                               4,059              4,770
Dominican Republic                   5,493              2,719
Ecuador                              3,027              1,858
El Salvador                          5,359              5,616
Germany (2)                          1,491                 --
Guatemala                           12,701             13,981
Haiti (2)                            2,416                 --
Honduras                             5,871              8,315
Jamaica                              2,999              1,556
Nicaragua                            2,483              1,414
Panama                               8,333              9,803
Paraguay                             3,955              5,105
Peru                                 3,533              5,864
United States                       60,531             55,991
Other (2)                            3,820              3,224
                                  --------           --------

Total                             $134,834           $131,712
                                  ========           ========


(1) Includes export and import letters of credit, standby letters of credit and letters of indemnity.
(2) Other includes those countries in which contingencies represent less than 1% of the Company's total contingencies at both of the above dates.

Allowance for Credit Losses. The allowance for credit losses reflects management's judgment of the level of an allowance adequate to provide for reasonably foreseeable losses, based upon the following factors: (i) the economic conditions in those countries in the Region in which the Company conducts trade finance activities; (ii) the credit condition of its customers and correspondent banks, as well as the underlying collateral, if any; and (iii) historical experience.

In addition, although the Company's credit losses have been relatively limited to date, management believes that the level of the Company's allowance should reflect the potential for political and economic instability in certain countries of the Region and the possibility that serious economic difficulties in a country could adversely affect all of the Company's loans to borrowers in or doing business with that country.

Determining the appropriate level of the allowance for credit losses requires management's judgment, including application of the factors described above to assumptions and estimations made in the context of changing political and economic conditions in many of the countries of the Region. Accordingly, there can be no assurance that the Company's current allowance for credit losses will prove to be adequate in light of future events and developments. At March 31, 1997, the allowance for credit losses was approximately $6.5 million, an increase of 13.1% from $5.7 million at December 31, 1996.

The following tables provides certain information with respect to the Company's allowance for credit losses, provision for credit losses and chargeoff and recovery activity for the periods shown. There were no net charge-offs during the first quarter of 1997 as reflected below and the allowance to total loans remained consistent in relation to prior periods.

                             CREDIT LOSS EXPERIENCE
                                 (In thousands)


                                                  Quarter Ended          Quarter Ended           Year Ended
                                                 March 31, 1997        December 31, 1996      December 31, 1996
                                                 --------------        -----------------      -----------------
Balance of allowance for credit losses at
 beginning of period                                $   5,725              $   5,744              $   4,450
Charge-offs:
Domestic:
  Commercial                                              (69)                  (616)                  (951)
  Acceptances                                               0                      0                      0
  Residential                                               0                      0                      0
  Installment                                              (3)                    (3)                    (8)
                                                    ---------              ---------              ---------
 Total domestic                                           (72)                  (619)                  (959)
Foreign:
  Government and official institutions                      0                      0                      0
  Banks and other financial institutions                    0                      0                   (678)
  Commercial and industrial                                 0                      0                   (146)
  Acceptances discounted                                    0                      0                      0
                                                    ---------              ---------              ---------
  Total foreign                                             0                      0                   (824)
                                                    ---------              ---------              ---------
Total charge-offs                                         (72)                  (619)                (1,783)
Recoveries:
Domestic
  Commercial                                               76                      0                     16
  Acceptances                                               0                      0                      0
  Residential                                               0                      0                      0
  Installment                                               0                      0                      2
Foreign                                                     0                      0                      0
                                                    ---------              ---------              ---------
  Total recoveries                                         76                      0                     18
                                                    ---------              ---------              ---------
Net recoveries                                              4                   (619)                (1,765)
Provision for credit losses                               748                    600                  3,040
                                                    ---------              ---------              ---------
Balance at end of the period                        $   6,477              $   5,725              $   5,725
                                                    ---------              ---------              ---------
Average loans                                       $ 561,472              $ 550,125              $ 485,758
Total loans                                         $ 613,080              $ 535,559              $ 535,559
Net charge-offs to average loans                         0.00%                  0.11%                  0.36%
Allowance to total loans                                 1.06%                  1.07%                  1.07%

The following tables set forth an analysis of the allocation of the allowance for credit losses by category of loans and the allowance for credit losses allocated to foreign loans. The allowance is established to cover potential losses inherent in the portfolio as a whole or is available to cover potential losses on any of the Company's loans. While the absolute numbers have increased to reflect the growth in the loan portfolio, the percent of allowance for each category of loans has remained consistent.

                   ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES
                                 (In thousands)

                                                              At              At
                                                        March 31, 1997  December 31, 1996
                                                        --------------  -----------------
 Allocation of the allowance by category of loans:
 Domestic:

      Commercial                                           $  2,377          $  1,900
      Acceptances                                               246               226
      Residential                                                54                54
      Installment                                                 6                 6
      Overdraft                                                  51                58
                                                           --------          --------
           Total domestic                                  $  2,734          $  2,244
 Foreign:
      Government and official institutions                        0                 0
      Banks and other financial institutions                  1,406             2,112
      Commercial and industrial                               1,755               920
      Acceptances discounted                                    582               449
                                                           --------          --------
           Total foreign                                   $  3,743          $  3,481
 Total                                                     $  6,477          $  5,725
                                                           ========          ========
 Percent of loans in each category to total loans:
 Domestic:
      Commercial                                               21.0%             20.1%
      Acceptances                                               3.6%              4.4%
      Residential                                               1.8%              2.0%
      Installment                                               0.1%              0.1%
      Overdraft                                                 1.1%              0.4%
                                                           --------          --------
           Total domestic                                      27.6%             27.0%
 Foreign:
      Government and official institutions                      0.1%              0.1%
      Banks and other financial institutions                   37.7%             24.2%
      Commercial and industrial                                21.6%             33.6%
      Acceptances discounted                                   13.0%             15.1%
                                                           --------          --------
           Total foreign                                       72.4%             73.0%
 Total                                                        100.0%            100.0%
                                                           ========          ========



       ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES ALLOCATED TO FOREIGN LOANS
                                 (In thousands)


                                                        At                            At
                                                   March 31, 1997               December 31, 1996
                                                   --------------               -----------------
Balance, beginning of year                            $ 3,481                        $ 3,380
Provision for credit losses                               262                            925
Net charge-offs                                            (0)                          (824)
                                                      -------                        -------
Balance, end of year                                  $ 3,743                        $ 3,481
                                                      =======                        =======

The Company does not have a rigid chargeoff policy but instead charges off loans on a case-by-case basis as determined by management and approved by the Board of Directors. In some instances, loans may remain in the nonaccrual category for a period of time during which the borrower and the Company negotiated restructured repayment terms.

The Company attributes its favorable asset quality to the short-term nature of its loan portfolio, the composition of its borrower base, the importance that borrowers in the Region attach to maintaining their continuing access to financing for foreign trade and to the Company's loan underwriting policies.

The Company accounts for impaired loans in accordance with Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan. Under these standards, individually identified impaired loans are measured based on the present value of payments expected to be received, using the historical effective loan rate as the discount rate. Alternatively, measurement may also be based on observable market prices, or for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. The Company evaluates commercial loans individually for impairment, while groups of smaller-balance homogeneous loans (generally residential mortgage and installment loans) are collectively evaluated for impairment.

The following tables sets forth information regarding the Company's nonperforming loans at the dates indicated. There was a modest decrease in nonperforming loans from December 31, 1996 to March 31, 1997. The ratios of total nonperforming loans to total loans and to total assets has decreased as the loans and assets portfolio continues to grow and the nonperforming assets remain relatively consistent.

                                                      Nonperforming Loans
                                                        (In thousands)

                                                          March 31,   March 31,   December 31,
                                                            1997        1996          1996
                                                          --------    --------    ------------
Domestic:
     Non accrual                                           $2,962      $1,976       $3,087
     Past due over 90 days and accruing                         0           0            0
                                                           ------      ------       ------
          Total domestic nonperforming loans               $2,962      $1,976       $3,087
                                                           ======      ======       ======
Foreign
     Non accrual                                           $1,822      $2,262       $1,654
     Past due over 90 days and accruing                         0           0          112
                                                           ------      ------       ------
          Total foreign nonperforming loans                $1,822      $2,262       $1,766
                                                           ======      ======       ======

     Total nonperforming loans                             $4,784      $4,238       $4,853
                                                           ======      ======       ======

     Total nonperforming loans to total loans                0.78%       0.99%        0.91%
     Total nonperforming assets to total assets              0.56%       0.66%        0.64%



At December 31, 1996, and March 31, 1996 and 1997 the Company had no nonaccruing investment securities.

Due from Customers on Bankers' Acceptances and Deferred Payment Letters of
Credit.

Due from customers on bankers' acceptances and deferred payment letters of credit were $56.0 million and $6.0 million, respectively, at March 31, 1997, compared to $60.8 million and $7.3 million, respectively, at December 31, 1996. These assets represent a customers liability to the Company while the Company's corresponding liability to third parties is reflected on the balance sheet as "Bankers Acceptances Outstanding" and "Deferred Payment Letters of Credit Outstanding."

Deposits

Total deposits were $704.0 million at March 31, 1997, compared to $638.6 million at December 31, 1996 and $532.9. Deposits have grown in order to fund asset growth.

The following table provides an analysis of the Company's average deposits for the quarters indicated.

                                   DEPOSITS
                                (In thousands)

                                                      March 31,    December 31,
                                                         1997        1996
                                                      --------     --------
Non-interest bearing demand deposits                  $ 58,018     $ 54,875
NOW and money market accounts                           63,246       60,795
Savings deposits                                         4,567        7,172
Time deposits                                          426,526      434,276
Time deposits from banks
   (International Banking Facilities)                  110,949       88,267
                                                      --------     --------

     Total deposits                                   $663,306     $645,385
                                                      ========     ========




The increases in deposits during the three months ended March 31, 1997 was primarily in time deposits from banks due to the increased activities with such banks.

The primary sources of the Company's domestic time deposits are deposits from its branches located in Florida. The Company has three Bank branches in Miami, Florida, one each in Tampa, Winter Haven, Sarasota, and West Palm Beach, the latter which was opened during April 1997. Although the Company is not currently actively pursuing new branch sites, it may consider other potential branch sites that are consistent with the Company's requirements.

During the quarter the Company also increased deposits from other financial institutions, mainly credit unions, which are usually in denominations of $100,000. In addition, the Company is also obtaining deposits from the State of Florida as the Bank is a qualified public depository pursuant to Florida law.

The following table indicates the maturities and amounts of certificates of deposit and other time deposits issued in denominations of $100,000 or more as of March 31, 1997:



             MATURITIES OF AND AMOUNTS OF CERTIFICATES OF DEPOSITS
                     AND OTHER TIME DEPOSITS OVER $100,000
                                 (In thousands)

                                               Certificates        Other Time
                                                of Deposit           Deposits
                                              $100,000 or More   $100,000 or More      Total
                                              ----------------   ----------------  ------------
Three Months or less                             $ 68,877            $41,412         $110,289
Over 3 through 6 months                            53,376             24,425           77,801
Over 6 through 12 months                           69,232              2,630           71,862
Over 12 months                                     26,832                  0           26,832
                                                 --------            -------         --------

     Total                                       $218,317            $68,467         $286,784
                                                 ========            =======         ========

Stockholders' Equity

The Company's stockholders' equity at March 31, 1997, was $80.2 million compared to $43.8 million at December 31, 1996. On the last day of the first quarter the Company completed its initial public offering by issuing 2.4 million shares and thereby increasing stockholders' equity by $33.7 million after the underwriters' discount and expenses related to the offering. Stockholders equity also increased by $2.8 million, representing the net income for the first quarter of 1997.

Interest Rate Sensitivity

The following table presents the projected maturities or interest rate adjustments of the Company's earning assets and interest-bearing funding sources based upon the contractual maturities or adjustment dates at March 31, 1997. The interest-earning assets and interest-bearing liabilities of the Company and the related interest rate sensitivity gap given in the following table may not be reflective of positions in subsequent periods.




                        INTEREST RATE SENSITIVITY REPORT
                             (Dollars in thousands)

                                                                                          MARCH 31, 1997
                                                         =========================================================================
                                                           0 TO 30   31 TO 90    91 TO 180  181 TO 365  1 TO 5   OVER 5
                                                            DAYS      DAYS        DAYS         DAYS     YEARS    YEARS     TOTAL
                                                         =========================================================================
EARNING ASSETS:

   LOANS                                                 $ 130,196   $179,275    $177,479  $  33,542   $54,535  $ 38,053  $613,080

   FEDERAL FUNDS SOLD                                       10,000          0           0          0         0         0    10,000

   INVESTMENT SECURITIES                                     3,993      3,119      10,761      2,894         0     1,554    22,321

   INTEREST EARNING DEPOSITS WITH OTHER BANKS               26,000     21,357      44,037     29,615         0         0   121,009
                                                         -------------------------------------------   -----------------  --------
TOTAL                                                    $ 170,189   $203,751    $232,277  $  66,051   $54,535  $ 39,607  $766,410
                                                         -------------------------------------------   -----------------  --------

FUNDING SOURCES:

   SAVINGS AND TRANSACTION DEPOSITS                         38,278     28,685           0          0         0         0    66,963

   TIME DEPOSITS OF $100 OR MORE                            41,839     38,462      53,276     69,132    26,727       106   229,542

   TIME DEPOSITS UNDER $100                                  8,741     31,104     110,499     87,913    11,169        84   249,510

   OTHER TIME DEPOSITS                                      41,477     24,425       1,804        935         0         0    68,641

   FUNDS OVERNIGHT                                          44,675          0           0          0         0         0    44,675
                                                         -------------------------------------------   -----------------  --------

TOTAL                                                    $ 175,010   $122,676    $165,579  $ 157,980   $37,896  $    190  $659,331
                                                         ===========================================   =================  ========

INTEREST SENSITIVITY GAP                                 $  (4,821)  $ 81,075    $ 66,698  $ (91,929)  $16,639  $ 39,417  $107,079
                                                         ===========================================   =================  ========

CUMULATIVE GAP                                           $  (4,821)  $ 76,254    $142,952  $  51,023   $67,662  $107,079
                                                         ===========================================   =================

CUMULATIVE GAP AS A PERCENTAGE OF TOTAL EARNING ASSETS        -.63%      9.95%      18.65%      6.66%     8.83%    13.97%
                                                         ===========================================   =================

Liquidity

The Company's principal sources of liquidity and funding are its diverse deposit base and the sales of bankers' acceptances as well as loan participations. The level and maturity of deposits necessary to support the Company's lending and investment activities is determined through monitoring loan demand and through its asset/liability management process. Considerations in managing the Company's liquidity position include scheduled cash flows from existing assets, contingencies and liabilities, as well as projected liquidity needs arising from anticipated extensions of credit. Furthermore, the liquidity position is monitored daily by management to maintain a level of liquidity conducive to efficient operations and is continuously evaluated as part of the asset/liability management process.

Historically, the Company has increased its level of deposits to allow for its planned asset growth. Customer deposits have increased through the branch network, as well as, deposits related to the trade activity. The level of deposits is also influenced by general interest rates, economic conditions and competition, among other things.

The majority of the Company's deposits are short-term and closely match the short-term nature of the Company's assets. See "--Interest Rate Sensitivity". At March 31, 1997, interest-earning assets maturing within six months were $606.2 million, representing 79% of total earning assets. The short-term nature of the loan portfolio and the fact that a portion of the loan portfolio consists of bankers' acceptances provides additional liquidity to the Company. Liquid assets at March 31, 1997 were $167.4 million, 19.7% of total assets, and consisted of cash and cash equivalents, due from banks-time and United States treasury bills. At March 31, 1997, the Company had been advised of $77 million in available interbank funding.


Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital classification is also subject to qualitative judgments by the regulators about interest rate risk, concentration of credit risk and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier I capital (as defined in the regulations) to total averages assets (as defined), and minimum ratios of Tier I and total capital (as defined) to risk-weighted assets (as defined). The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

As indicated in the stockholder's equity section above the Company completed its initial public offering in March 31, 1997 which resulted in significantly higher capital ratios being reported for the first quarter of 1997. These ratios are expected to decline as assets begin to grow.

                             COMPANY CAPITAL RATIOS
                             (Dollars in thousands)

                                            March 31,   March 31,   December 31,   December 31,
                                             1997        1997         1996            1996
                                            --------    --------    -----------    -----------
Tier 1 risk-weighted capital:
     Actual                                 $78,011      17.16%      $41,634          10.2%
     Minimum                                $18,103       4.00%      $16,329           4.0%
Total risk-weighted capital:
     Actual                                 $83,711      18.41%      $46,744          11.5%
     Minimum                                $36,206       8.00%      $32,657           8.0%
Leverage:
     Actual                                 $78,011      10.06%      $41,634           5.8%
     Minimum                                $23,272       3.00%      $21,713           3.0%


                              BANK CAPITAL RATIOS
                             (Dollars in thousands)

                                              March 31,        March 31,   December 31,    December 31,
                                                1997             1997          1996             1996
                                              ---------        --------    ------------    ------------
Tier 1 risk-weighted capital:
     Actual                                    $74,282         16.32%         $41,351          10.1%
     Minimum to be well capitalized
                                               $27,316          6.00%         $24,534           6.0%
     Minimum to be adequately capitalized
                                               $18,211          4.00%         $16,356           4.0%
Total risk-weighted capital:
     Actual                                    $79,982         17.57%         $46,470          11.4%
     Minimum to be well capitalized
                                               $45,527         10.00%         $40,890          10.0%
     Minimum to be adequately capitalized
                                               $36,422          8.00%         $32,712           8.0%
Leverage:
     Actual                                    $74,282          9.62%         $41,351           5.7%
     Minimum to be well capitalized
                                               $38,617          5.00%         $36,261           5.0%
     Minimum to be adequately capitalized
                                               $30,893          4.00%         $29,009           4.0%


RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds, and it constitutes the Company's principal source of income. Net interest income increased to $7.3 million for the three months ended March 31, 1997 from $6.5 million for the same period in 1996, a 12.3% increase. The primary reason for the increase was an increase in average earning assets offset, to some extent, by a decrease in net interest margin. Average earning assets increased to $691.6 million for the quarter ended March 31, 1997 from $531.9 million for the same period in 1996, a 30.0% increase. Average loans and acceptances discounted increased to $546.1 million for the quarter ended March 31, 1997 from $411.9 million for the same period in 1996, a 30.7% increase, while average interest earning deposits with other banks increased to $91.5 million for the quarter ended March 31, 1997 from $41.2 million for the same period in 1996, a 121.8% increase. Net interest margin decreased to 4.23% for the quarter ended March 31, 1997 from 4.83% for the same period in 1996, a 12.4% decrease, although the margin increased slightly when compared to the previous quarter margin of 4.12%. The primary reasons for this decrease were that (i) loan yields relative to reference rates decreased in certain countries in the Region as a result of perceived economic stability and lower credit risk, and (ii) loans to larger corporate and bank customers, which command more competitive pricing, increased as a percentage of total loans, and was offset by a decrease in the cost of funds as a result of a decline in the rates paid on certificates of deposit and time deposits from banks.

Interest income increased to $15.6 million for the three months ended March 31, 1997 from $13.1 million for the same period in 1996, a 19.2% increase, reflecting an increase in loans in the Region, partially offset by a decrease in prevailing interest rates and a tightening of loan spreads in the Region, as discussed above. Interest expense increased to $8.3 million for the quarter ended March 31, 1997 from $6.6 million for the same period in 1996, a 25.8% increase, reflecting the additional deposits to fund asset growth. Average interest-bearing deposits increased to $605.3 million for the quarter ended March 31, 1997 from $468.5 million for the same period in 1996, a 29.2% increase. The growth in deposits was primarily a result of the Bank seeking new deposits of such types to fund asset growth. The Company's time deposits from banks also increased to $110.9 million for the quarter ended March 31, 1997 from $87.0 million for the same period in 1996.

Provision for Credit Losses

The Company's provision for credit-losses increased to $.8 million for the quarter ended March 31, 1997 from $.5 million for the same period in 1996, a 49.6% increase. Net loan chargeoffs during the first quarter of 1997 amounted to $76 thousand compared to 619 thousand for the fourth quarter of 1996. The allowance for credit losses was increased to $6.5 million at March 31, 1997 from $5.0 million for the same period in 1996, a 30.0% increase. The increase was primarily to support the growth of the Company's loan portfolio. The ratio of the allowance for credit losses to total loans increased slightly to approximately 1.06% at March 31, 1997 from approximately .99% at March 31, 1996.

Non-Interest Income

Non-interest income increased to approximately $3.2 million for the quarter ended March 31, 1997 from $2.6 million for the same period in 1996, a 22.8% increase. Trade finance fees and commissions increased by $858,000 due largely to higher letters of credit volume. In addition, the Company had more lending facility fees charged during the first quarter of 1997 compared to 1996. Capital market fees increased by $86,000 as a result of a capital market transaction. Customer service fees decreased by $386,000 as a result of lower overdrafts experienced in the period.

The following table sets forth details regarding the components of non-interest income for the periods indicated.

                              NON-INTEREST INCOME
                             (Dollars in thousands)


                                                            For the Quarter Ended March 31,
                                                            -------------------------------
                                                                   1996 to 1997
                                                            1996      % Change      1997
                                                            ----      --------      ----
         Trade finance fees and commissions                $1,901        45.1%     $2,758
         Capital market fees, net                               1        8500          86
         Customer service fees                                643       (60.2)        256
         Net gain (loss) on sale of securities AFS              0           0           0
         Other                                                 34       103.9          69
                                                           ------       -----      ------

         Total non-interest income                         $2,579        22.9%     $3,169
                                                           ======       =====      ======


Operating Expenses

Operating expenses increased to $5.3 million for the three months ended March 31, 1997 from $4.5 million for the same period in 1996, a 17.4% increase. Employee compensation and benefits increased to $2.7 million for the quarter ended March 31, 1997 from $2.3 million for the same period in 1996, an 18.9% increase. This was primarily due to an increase in the number of employees to 237 at March 31, 1997 from 208 for the same period in 1996, as well as salary increases for existing personnel. Occupancy expenses decreased to $682 thousand for the three months ended March 31, 1997 from $721 thousand for the same period in 1996, a 5.4% decrease as a result of reduced maintenance and computer rental expense during the period under review. Other expenses increased to $1.6 million for the quarter ended March 31, 1997 from $1.2 million for the same period in 1996, primarily due to a loss realized in liquidating inventory which was acquired in 1996 as a result of a default on a loan. Directors fees decreased by 13.2% for the period under review. Insurance and examination fees (FDIC and OCC) increased to $114 thousand for the three months ended March 31, 1997 from $36 thousand for the same period in 1996. As a result of the enactment of the Federal Deposit Insurance Funds Act of 1996 on September 30, 1996, commercial banks are now required to pay part of the interest on the Financing Corporation ("FICO") bonds issued to deal with the savings and loan crisis of the late 1980. The Company's efficiency ratio remains favorably below the industry average at 50.8%.

The following table sets forth detail regarding the components of operating expenses for the periods indicated.

                               OPERATING EXPENSES
                             (Dollars in thousands)



                                                        For the Quarter Ended March 31,
                                                                 1996 to 1997
                                                      1996        % Change       1997
                                                      ----        --------       ----
Employee compensation and benefits                    $2,274        18.9%      $2,703
Occupancy and equipment                                  721        (5.4)         682
Other operating expenses                               1,240        28.6        1,594
Directors' fees                                          265       (13.2)         230
Insurance and examination fees (FDIC and
      OCC)                                                36       216.7          114
                                                      ------       -----       ------

Total operating expenses                              $4,536        17.4%      $5,323
                                                      ======       =====       ======

HAMILTON BANCORP, INC.
YIELDS EARNED AND RATES PAID
FOR THE QUARTER ENDED
--------------------------------------------------------------------------------


                                                          FOR QUARTER ENDED                            FOR QUARTER ENDED
                                                            MARCH 31, 1997                              MARCH 31, 1996
                                                    ----------------------------              -------------------------------
                                                    AVERAGE   REVENUE/    YIELD/              AVERAGE     REVENUE/    YIELD/
                                                    BALANCE    EXPENSE     RATE               BALANCE      EXPENSE     RATE
                                                    ============================              ===============================

       TOTAL EARNING ASSETS                                                 (Dollars in thousands)
       LOANS:

           Commerical loans                         $443,575  $10,300 (1)   9.29%              $319,185  $ 8,155 (1)   10.11%
           Mortgage loans                             10,881      226       8.31%                11,441      242        8.37%
            Installment loans                            436       10       9.17%                   351        8        9.02%
           Acceptances Discounted                    102,533    2,476       9.66%                92,705    2,385       10.18%
           Overdraft                                   4,047      179      17.65%                 5,824      260       17.65%
                                                    --------  -------      -----               --------  -------       -----

       TOTAL LOANS (1)                              $561,472  $13,191       9.40%              $429,506  $11,050       10.18%

       Investments                                    21,013      293       5.60%                33,007      574        6.88%
       Federal funds sold                             17,677      228       5.16%                28,183      382        5.36%
       Time Deposit with Banks                        91,456    1,883       8.24%                41,229    1,078       10.35%
                                                    --------  -------      -----               --------  -------       -----

            Total Investments and Time Deposit
               with Banks                           $130,146  $ 2,404       7.39%              $102,419  $ 2,034        7.86%

       Total Interest Earning assets                $691,618  $15,595       9.02%              $531,925  $13,084        9.73%
                                                    --------  -------      -----               --------  -------       -----

       Total non interest earning assets              84,129                                     93,089
                                                    --------                                   --------

       TOTAL ASSETS                                 $775,747                                   $625,014
                                                    ========                                   ========

       INTEREST BEARING LIABILITIES

       DEPOSITS:

           Super NOW, NOW                             15,543       87       2.24%                15,595      129        3.27%
           Money Market                               44,170      517       4.68%                37,083      459        4.90%
           Presidential Market                         3,533       25       2.83%                 3,319       34        4.05%
           Super Savings, Savings                      4,567       35       3.07%                 9,899       79        3.16%
           Certificate of Deposits (including IRA)   426,461    6,160       5.78%               315,545    4,727        5.93%
           Time Deposits from Banks (IBF)            110,949    1,413       5.09%                87,008    1,159        5.27%
            Collateral Accounts                           65        0       0.00%                    87        1        4.55%
                                                    --------  -------      -----               --------  -------       -----
       TOTAL DEPOSITS                               $605,288  $ 8,237       5.44%              $468,536  $ 6,588        5.56%

       Federal Funds Purchased                         3,679       49       5.44%                     0        0        0.00%

       Other Borrowings                                    0        0       0.00%                     0        0        0.00%
                                                    --------  -------      -----               --------  -------       -----
       Total interest bearing liabilities           $608,967  $ 8,286       5.44%              $468,536  $ 6,588        5.56%
                                                    --------  -------      -----               --------  -------       -----
       Non interest bearing liabilities

           Demand Deposits                            58,018                                     48,064
           Other Liabilities                          64,097                                     72,713
                                                    --------                                   --------

       Total non interest bearing liabilities       $122,115                                   $120,777

       Stockholders equity                            44,665                                     35,701
                                                    --------                                   --------

       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $775,747                                   $625,014
                                                    ========                                   ========

       NET INTEREST INCOME / NET INTEREST SPREAD              $ 7,309       3.58%                        $ 6,496        4.17%
                                                              =======      =====                         =======      ======

       MARGIN
       INTEREST INCOME / INTEREST EARNING ASSETS                            9.02%                                       9.73%

       INTEREST EXPENSE / INTEREST EARNING ASSETS                           4.79%                                       4.90%
                                                                          ------                                      ------

           NET INTEREST MARGIN                                              4.23%                                       4.83%
                                                                          ======                                      ======


(1) Interest income for calculating yields includes $98 thousand and $57 thousand of loan fees for the quarter ended March 31, 1997 and March 31, 1996, respectively.

               YIELDS EARNED - DOMESTIC AND FOREIGN EARNING ASSETS
                             (dollars in thousands)


                                                                  March 31, 1997                  March 31, 1996
                                                      ----------------------------------------------------------------------------
                                                                                     % of Total                          % of Total
                                                      Average              Average    Average  Average            Averag   Average
                                                      Balance   Interest   Yield/Rate Assets   Balance  Interest Yield/Rate Assets
                                                      --------- -------    ---------- -----  ---------  -------  -------- ---------
Interest-earning assets
Loans:
     Domestic                                          $156,791   $3,957 (1) 10.1%    20.2%  $150,457   $ 4,381  11.5%(1)   24.1%
     Foreign                                            404,681    9,234      9.2%    52.2%   279,049     6,669   9.5%      44.7%
                                                       --------   ------     ----     ----   --------   -------  ----      -----
          Total loans                                   561,472   13,191      9.4%    72.4%   429,506    11,050  10.2%      68.8%

Investments and time deposits with banks
     Domestic                                            37,962      931      9.8%     4.9%    51,482       713   5.5%       8.2%
     Foreign                                             92,184    1,473      6.4%    11.9%    50,937     1,321  10.3%       8.2%
                                                       --------   ------     ----     ----   --------   -------  ----      -----
        Total investments and time deposits with banks  130,146    2,404      7.4%    16.8%   102,419     2,034   7.9%      16.4%

Total interest-earning assets                          $691,618   15,595      9.0%    89.2%  $531,925    13,084   9.7%      85.2%
                                                       ========   ======      ===            ========   ======= =====      =====
Total non-interest earning assets                        84,129                       10.8%    93,089                       14.8%
                                                       --------                       ----   --------                      -----
         Total assets                                  $775,747                      100.0%  $625,014                      100.0%
                                                       ========                      =====   ========                      =====



(1) Interest income for calculating yields includes $98 thousand and $57 thousand of loan fees for the quarters ended March 31, 1997 and March 31, 1996, respectively.

                                     PART II
                                OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES.

(a) In 1994, the Company issued an aggregate of 60,206.5 shares of Series B and 41,000 shares of Series C Fixed Rate Non-Voting, Non-Cumulative, Perpetual Preferred Stock (collectively, the "Preferred Stock"). The Preferred Stock had a stated value of $50.00 per share (the "Stated Value") and entitled each holder thereof to receive quarterly dividends at an annual rate of 14% of such Stated Value. Pursuant to the applicable Certificates of Designation respecting the Preferred Stock, the Company had the right, commencing five years from the date of issuance, to call and redeem all or part of the outstanding shares of Preferred Stock at 125% of the Stated Value. The Certificates of Designation also authorized the holders thereof to convert all or some of their shares of Preferred Stock or require the Company to convert all of the shares of Preferred Stock into shares of the Company's Common Stock upon the occurrence of certain events. Pursuant to these rights and obligations, the Preferred Stock would be converted into a number of shares of Common Stock determined by dividing (a) the aggregate Stated Value of the Preferred Stock held by each shareholder by (b) the product of (1) 1.85 and (2) the adjusted per share equity value of the Common Stock. In January 1997 the holders of the Preferred Stock consented to a provision in the Certificates of Designation authorizing the Company to redeem their shares of Preferred Stock upon five days notice at the Company's discretion.

(c) In January 1997, the Company took action to reorganize its capital structure by entering into definitive agreements with the 15 holders of warrants to purchase shares of common stock of Hamilton Bank, N.A. to cancel all the outstanding warrants and issue in lieu thereof an aggregate of 1,396,761 shares of Common Stock of the Company (post-6.5 to 1 stock split). The reorganization was consummated on March 14, 1997. Such shares of Common Stock were issued in accordance with the exemption provided by Section 4(2) of the Act in a transaction not involving a public offering.

                  Also in connection with the reorganization, the Company issued an aggregate of 277,316 shares (post-6.5 to 1 stock split) and 188,852 shares (post-6.5 to 1 stock split) of Common Stock of the Company upon conversion of outstanding shares of the Company's Series B Preferred Stock and Series C Preferred Stock, respectively. These shares were issued in accordance with the exemption provided by Section 3(a)(9) of the Act as an exchange transaction with the Company's existing security holders where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  At a special meeting of Shareholders held on January 21, 1997 (prior to the Company becoming a reporting company) the shareholders adopted Amended and Restated Articles of Incorporation and took action to reorganize the Company's capital structure by approving the issuance of 214,886 shares (pre-6.5 to 1 stock split) of the Company's Common Stock in lieu of the cancellation of all outstanding warrants to purchase common stock of Hamilton Bank, N.A. and adopting amendments to the Certificates of Designation,

         Preferences, Rights and Limitations with respect to the Corporation's Series B and Series C 14% Fixed Rate Non-Voting, Non-Cumulative, Perpetual Preferred Stock to facilitate the conversion of such Preferred Stock into 71,717 shares (pre-6.5 to 1 stock split) of the Company's Common Stock. All of the proposals were adopted unanimously by the 735,960 (Pre-split) shares present at the meeting, representing 91.9% of the then outstanding shares of Common Stock of the Company. Prior to the meeting, the holders of all of the outstanding shares of the Preferred Stock consented in writing to the amendments to the applicable Certificates of Designation respecting the Preferred Stock.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit 11 - Calculation of Earnings Per Share

(b) No Current Reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

Item 27. Financial Data Schedule



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May __, 1997               Hamilton Bancorp Inc.



                                 -----------------------------------------------
                                 Eduardo A. Masferrer,
                                 Chairman, President and Chief Executive Officer



                                 -----------------------------------------------
                                 Maria Ferrer-Diaz,
                                 Senior Vice President - Finance and Principal Financial and Chief Accounting Officer