Form 10-Q
period 1997-06-30
HAMILTON BANCORP INC
filed 1997-08-13
CIK 894172

                                         FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549

                                        (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the quarterly period ended June 30, 1997

                                            OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-20960


                   Hamilton Bancorp Inc.
  (Exact name of Registrant as specified in its charter)

                    Florida 65-0149935
     (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)

       3750 N. W. 87th Avenue, Miami, Florida 33178
    (Address of principal executive offices) (Zip code)

                       305-717-5500
    (Registrant's telephone number including area code)

                                    Not applicable
 (Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ____ No ____

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                        Outstanding

Common                                                       9827949

                                    HAMILTON BANCORP INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CONDITION
                                               (In thousands)

                                                                               June 30,         December 31,
                                                                                 1997               1996
                                                                           ----------------    --------------
                                     ASSETS                                (Unaudited)          (Audited)
                                                                                     ----------------

CASH AND DEMAND DEPOSITS WITH OTHER BANKS                                           $20,742           $14,806
FEDERAL FUNDS SOLD                                                                   21,000            18,300
                                                                           ----------------    --------------
      Total cash and cash equivalents                                                41,742            33,106
INTEREST EARNING DEPOSITS WITH  OTHER BANKS                                         128,650            80,477
SECURITIES AVAILABLE FOR SALE                                                        72,780            29,020
LOANS-NET                                                                           709,670           527,279
DUE FROM CUSTOMERS ON BANKERS ACCEPTANCES                                            68,453            60,761
DUE FROM CUSTOMERS ON DEFERRED PAYMENT LETTERS OF CREDIT                              5,527             7,343
PROPERTY AND EQUIPMENT-NET                                                            4,484             3,460
ACCRUED INTEREST RECEIVABLE                                                           9,499             6,471
GOODWILL-NET                                                                          2,096             2,183
OTHER ASSETS                                                                          3,950             5,470
                                                                           ----------------    --------------
TOTAL                                                                            $1,046,851          $755,570
                                                                           ================    ==============
                                    LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                                           $876,877          $638,641
BANKERS ACCEPTANCES OUTSTANDING                                                      68,453            60,761
DEFERRED PAYMENT LETTERS OF CREDIT OUTSTANDING                                        5,527             7,343
OTHER LIABILITIES                                                                     7,041             5,025
                                                                           ----------------    --------------
     Total liabilities                                                              957,898           711,770
                                                                           ----------------    --------------
STOCKHOLDERS' EQUITY:
     Preferred stock, non-voting, non-cumulative, 14% maximum dividend rate, par value $.01 per share, 2,000,000 shares authorized,  101,207 shares issued
       and
       outstanding at December 31, 1996                                                   0                 1
     Common stock, $.01 par value, 75,000,000 shares authorized, 5,205,030 shares issued and outstanding at December 31, 1996 and 9,827,949 shares issued
       and outstanding at June 30, 1997.                                                 98                52
     Capital surplus                                                                 56,158            17,317
     Retained earnings                                                               32,676            26,432
     Net unrealized gain (loss) on securities available for sale, net of taxes           21               (2)
                                                                           ----------------    --------------
     Total stockholders' equity                                                      88,953            43,800
                                                                           ----------------    --------------
TOTAL                                                                            $1,046,851          $755,570
                                                                           ================    ==============


See accompanying notes to consolidated financial statements.

                               HAMILTON BANCORP INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in thousands except per share data)

                                                                   Three Months Ended June 30,          Six Months Ended June 30,
                                                                         1997            1996                1997          1996
                                                                    -------------- ----------------      ------------------------
INTEREST INCOME:                                                              (Unaudited)                   (Unaudited)
                                                                                   ----------------        ----------------

  Loans, including fees                                                    $15,995          $10,959      $29,186         $22,009
  Deposits with other banks                                                  2,738            1,398        4,621           2,476
  Securities                                                                   638              497          931           1,071
  Federal funds sold                                                           206              320          434             702
                                                                    -------------- ----------------  ---------------------------
    Total                                                                   19,577           13,174       35,172          26,258
INTEREST EXPENSE:
  Deposits                                                                   9,954            6,596       18,191          13,184
  Federal funds purchased                                                       60                1          109               1
                                                                    -------------- ----------------  ---------------------------
     Total                                                                  10,014            6,597       18,300          13,185
                                                                    -------------- ----------------  ---------------------------
NET INTEREST INCOME                                                          9,563            6,577       16,872          13,073
PROVISION FOR CREDIT LOSSES                                                  2,191              450        2,939             950
                                                                    -------------- ----------------  ---------------------------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT
  LOSSES                                                                     7,372            6,127       13,933          12,123
NON-INTEREST INCOME:
  Trade finance fees and commissions                                         3,148            2,096        5,906           3,997
  Capital market fees, net                                                     478                0          564               1
  Customer service fees                                                        165              198          421             841
  Other                                                                        180               69          249             103
                                                                    -------------- ----------------  ---------------------------
     Total                                                                   3,971            2,363        7,140           4,942
                                                                    -------------- ----------------  ---------------------------
OPERATING EXPENSES:
  Employee compensation and benefits                                         2,826            2,304        5,529           4,578
  Occupancy and equipment                                                      796              747        1,478           1,468
  Other                                                                      1,933            1,412        3,871           2,953
                                                                    -------------- ----------------  ---------------------------
     Total                                                                   5,555            4,463       10,878           8,999
                                                                    -------------- ----------------  ---------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                     5,788            4,027       10,195           8,066
PROVISION FOR INCOME TAXES                                                   2,047            1,564        3,632           3,087
                                                                    -------------- ----------------  ---------------------------
NET INCOME                                                                  $3,741           $2,463       $6,563          $4,979
                                                                    ============== ================  ===========================
NET INCOME PER COMMON AND COMMON EQUIVALENT SHARES:
     PRIMARY                                                                 $0.37            $0.45        $0.81           $0.92
                                                                    ============== ================  ===========================
     FULLY DILUTED                                                           $0.37            $0.45        $0.81           $0.92
                                                                    ============== ================  ===========================
AVERAGE WEIGHTED SHARES OUTSTANDING
     PRIMARY                                                            10,133,728        5,430,030    8,094,278       5,430,030
                                                                    ============== ================  ===========================
     FULLY DILUTED                                                      10,179,448        5,430,030    8,151,024       5,430,030
                                                                    ============== ================  ===========================


See accompanying notes to consolidated financial statements.

                                    HAMILTON BANCORP INC. AND SUBSIDIARY

                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (Dollars in thousands, except per share data)

                                                                                                              Net
                                                                                                          Unrealized
                                                                                                            (Loss)
                                                                                                            Gain on
                                                                                                          Securities
                                                                                                           Available        Total
                                         Preferred Stock      Common Stock       Capital    Retained     For Sale     Stockholders'
                                        ------------------   -----------------------
                                         Shares   Amount   Shares      Amount     Surplus    Earnings   Net of Taxes       Equity

                                        ------------------ -----------------------  -------   ---------  -------------  ------------

Balance, December 31, 1996 (audited)      101,207     $1    5,205,030        $52    $17,317     $26,432           ($2)      $43,800

Conversion of preferred stock for
  common stock, with 6.5 to 1 split     (101,207)    (1)      466,160          5        (4)                                       0


Conversion of warrants with 6.5 to 1 split                  1,396,759         14       (14)                                       0

Sale of 2,400,000 shares of common
  stock in public offering, net                             2,400,000         24     33,673                                  33,697

Net change in unrealized gain on
  securities available for sale, net of taxes                                                                       23           23

Net income for the six months ended
  June 30, 1997                                                                                   6,563                       6,563

Cash dividends on preferred stock, net
  of withholding taxes                                                                            (319)                       (319)

Sale of 360,000 shares of common
  stock in public offering, net                               360,000          3      5,186                                   5,189
                                     ---------  -------   ------------  ---------   --------   ---------  -------------  ----------

Balance as of June 30, 1997 (unaudited)     0       $0      9,827,949        $98    $56,158     $32,676            $21      $88,953
                                    =========  =======   ============  =========   ========   =========  =============  ===========



                                           HAMILTON BANCORP INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Dollars in thousands)



                                                                                         Six Months Ended June 30,
                                                                               ----------------------------------------------
                                                                                       1997                     1996
                                                                               ---------------------    ---------------------
                                                                                                (Unaudited)
                                                                                           ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                               $6,563                   $4,979
       Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                                           509                      545
         Provision for credit losses                                                           2,939                      950
         Deferred tax benefit                                                                  (479)                    (174)
         Proceeds from the sale of bankers acceptances and
           loan participations, net of loan participations
           purchased                                                                          25,173                   36,746
       Increase in accrued interest receivable and other assets                              (1,351)                  (1,267)
       Increase (decrease) in other liabilities                                                2,017                  (1,013)
                                                                               ---------------------    ---------------------
         Net cash provided by operating activities                                            35,371                   40,766
                                                                               ---------------------    ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in interest-earning deposits with other banks                                 (48,174)                 (35,280)
     Purchase of securities available for sale                                              (92,859)                 (20,976)
     Proceeds from maturities of securities held to maturity                                       0                   20,662
     Proceeds from sales and maturities of securities available
       for sale                                                                               49,444                    2,923
     Increase in loans-net                                                                 (210,503)                 (92,409)
     Purchases of property and equipment-net                                                 (1,446)                    (334)
                                                                               ---------------------    ---------------------
         Net cash used in investing activities                                             (303,538)                (125,414)
                                                                               ---------------------    ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in deposits-net                                                                238,236                   55,353
     Net Proceeds from issuance of common stock IPO                                           38,886                        0
     Cash dividends on preferred stock                                                         (319)                    (354)
                                                                               ---------------------    ---------------------
         Net cash provided by financing activities                                           276,803                   54,999
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                                  8,636                 (29,649)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
  PERIOD                                                                                      33,106                   46,589
                                                                               ---------------------    ---------------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                               $41,742                  $16,940
                                                                               =====================    =====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Interest paid during the period                                                            $17,563                  $12,948
  Income taxes paid during the period                                                         $3,827                   $2,885


See accompanying notes to consolidated statement.

                             HAMILTON BANCORP AND SUBSIDIARY

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    JUNE 30, 1997

NOTE 1:  Basis of Presentation

The consolidated statements of condition for Hamilton Bancorp and Subsidiary (the "Company") as of June 30, 1997 and December 31, 1996, the related consolidated statements of income, stockholders' equity and the cash flows for the six months ended June 30, 1997 and 1996 included in the Form 10Q have been prepared by the Company in conformity with the instructions to Form 10Q and
Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited except for the consolidated statement of condition as of December 31, 1996.

The accounting policies followed for interim financial reporting are consistent with the accounting policies set forth in Note 1 to the consolidated financial statements appearing in the Company's registration statement on Form S-1 for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

NOTE 2:

The Company completed its initial public offering of 2,400,000 shares of common stock on March 31, 1997. In connection with the initial public offering, the Board amended and restated the articles of incorporation of the Company authorizing 75,000,000 shares of common stock and 10,000,000 shares of "blank check" preferred stock. In addition, the Board approved a 6.5 for 1 common stock split and a reorganization of the capital structure of the Company consisting of
(i) the conversion of all outstanding shares of the Company's preferred Shares (Series B and C) into 466,168 shares (post-stock split) of common stock and (ii) the issuance of an aggregate of 1,396,761 shares (post stock split) of common stock for all outstanding warrants to purchase shares of common stock of Hamilton Bank, N.A. These actions were approved by the shareholders in January 1997 and consummated in March 1997. Following the public offering, on April 9, 1997 the Company issued 360,000 additional shares of common stock upon the exercise of the over-allotment option granted to Oppenheimer and Company, Inc., and NatWest Securities Ltd.

ITEM 2.


                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

Hamilton Bancorp, Inc. ("Bancorp") is a bank holding company which conducts operations principally through its 99.8% subsidiary Hamilton Bank, N.A. (the "Bank"). The Bank is a national bank which specializes in financing foreign trade between the United States, South and Central America and the Caribbean, (collectively the "Region"). The Bank has a network of seven FDIC-insured branches in Florida, with locations in Miami, Sarasota, Tampa, West Palm Beach and Winter Haven.

Throughout this discussion, Bancorp and its subsidiary are collectively referred to as the "Company".

FINANCIAL CONDITION - June 30, 1997 vs. December 31, 1996.

Total consolidated assets increased $291.3 million, or 39 %, during the first six months of 1997, which included an increase of $277.0 million in interest earning assets and an increase $14.3 million in non-interest earning assets. The increase in consolidated assets reflects increases of $182.4 million in loans-net and $48.2 million in interest-earning deposits with other banks. These increases were principally funded by the deployment of the capital raised during the initial public offering and increases in retained earnings, deposits from the branch network, time deposits from banks and deposits from other financial institutions. The Company opened a branch in Sarasota during the first quarter, and a branch in West Palm Beach early in the second quarter that are intended to further support future asset growth.

Cash, Demand Deposits with Other Banks and Federal Funds Sold

Cash, demand deposits with other banks and federal funds sold are considered cash and cash equivalents. Balances of these items fluctuate daily depending on many factors which include or relate to the particular banks that are clearing funds, loan payoffs, deposit gathering and reserve requirements. Cash, demand deposits with other banks and federal funds sold were $41.7 million at June 30, 1997 compared to $33.1 million at December 31, 1996.

Investment Securities and Interest-Earning Deposits with Other Banks

Interest-earning deposits with other banks increased to $128.7 million at June 30, 1997 from $80.5 million at December 31, 1996. These deposits are placed with correspondent banks in the Region, generally on a short term basis (less than 365 days), to increase yields and enhance relationships with the correspondent banks. The level of such deposits has grown as the overall assets of the Company have increased during the six months ended June 30, 1997. The short term nature of these deposits allows the Company the flexibility to redeploy the assets into higher yielding loans which are largely related to the financing of trade.

Investment securities increased to $72.8 million at June 30, 1997 from $29.0 million at December 31, 1996. The increase has been primarily in U.S. Treasury bill obligations and to a lesser extent foreign government bills. These investments are short term and allow the Company the flexibility of liquidity and the ability to convert these assets into higher yielding loans as these become accessible.

Loans

The Company's loan portfolio increased by $182.4 million, or 34.4%, during the first six months of 1997 in relation to the year ended December 31, 1996. This was primarily due to the increased demand for loans and trade finance as a result of perceived economic stability in the Region and the consequent increased trade activity. Furthermore, the Company's additional capital resulted in an increase in the banks legal lending limit which allowed the bank to increase lending to the existing customer base. Commercial-domestic loans increased by $36.6 million and loans to banks and other financial institutions - foreign increased by $136.3 million. Details on the loans by type are shown in the table below. At June 30, 1997 approximately 26.4% of the Company's portfolio consisted of loans to domestic borrowers and 73.6% of the Company's portfolio consisted of loans to foreign borrowers. The Company's loan portfolio is relatively short-term, as approximately 76.1% of loans at June 30, 1997 were short-term trade finance loans with average maturities of approximately 180 days.
See "Interest Rate Sensitivity Report".

The following table sets forth the loans by type of the Company's loan portfolio at the dates indicated.

                                                            Loans by Type
                                                           (in thousands)


                                                                 June 30,            December 31,

                                                                   1997                  1996
Domestic:

     Commercial (1)                                               $146,879              $110,322
     Acceptances discounted                                         31,853                23,314
     Residential mortgages                                          10,803                10,610
     Installment                                                       276                   428

    Subtotal Domestic                                              189,811               144,674

Foreign:


     Banks and other financial institutions                        265,659               129,376
     Commercial and industrial (1)                                 182,363               179,824
     Acceptances discounted                                         80,993                80,935
    Government and official institutions                               771                   750

     Subtotal Foreign                                              529,786               390,885

          Total loans                                             $719,597              $535,559


(1) Includes pre-export financing, warehouse receipts and refinancing of letter of credits.

The following tables reflect both the Company's growth and diversification in financing trade flows between the United States and the Region in terms of loans by country and cross-border outstandings by country. The aggregate amount of the Company's crossborder outstandings by primary credit risk include cash and demand deposits with other banks, interest earning deposits with other banks, investment securities, due from customers on bankers acceptances, due from customers on deferred payment letters of credit and loans-net. Exposure levels in any given country at the end of each period may be impacted by the flow of trade between the United States (and to a large extent Florida) and the given countries, as well as the price of the underlying goods or commodities being financed.

At June 30, 1997 approximately 42.23% in principal amount of the Company's loans were outstanding to borrowers in five countries other than the United States:
Guatemala (11.30%), Panama (8.28%), Ecuador (8.18%), El Salvador (6.49%) and Peru (7.98%).

                                                          Loans by Country
                                                       (Dollars in thousands)



                              June 30,                    % of                        December 31,                %  of
                                1997                        Total                       1996                       Total
 Country                      Amount                       Loans                       Amount                      Loans

United States                   $189,811                     26.38%                      $144,674                     27.01%
Argentina                         28,116                      3.91                        35,241                      6.58
Bolivia                           16,596                      2.31                        15,815                      2.95
Brazil                            46,266                      6.43                        27,255                      5.09
British West Indies               14,148                      1.97                        14,740                      2.75
Dominican Republic                19,984                      2.78                         9,450                      1.76
Ecuador                           58,852                      8.18                        29,799                      5.56
El Salvador                       46,706                      6.49                        28,472                      5.32
Guatemala                         81,302                     11.30                        79,483                     14.84
Honduras                          32,942                      4.58                        24,277                      4.53
Jamaica                           11,313                      1.57                        10,971                      2.05
Panama                            59,595                      8.28                        50,553                      9.44
Peru                              57,403                      7.98                        26,658                      4.98
Venezuela                         19,558                      2.72                        10,245                      1.91
Other (1)                         37,005                      5.12                        27,926                      5.31

     Total                     $ 719,597                    100.00%                     $535.559                    100.00%



(1) Other consists of loans to borrowers in countries in which loans did not exceed 1% of total assets.

At  June  30,  1997  approximately  32.4%  in  cross-border   outstandings  were
outstanding to borrowers in five countries other than the United States: Ecuador (7.8%), Guatemala (7.3%), Brazil (5.9%), El Salvador (5.8%) and Panama (5.6%).



                 Total Cross-Border Outstandings by Country
                           (Dollars in million)


                                                          % of                                                  % of
                             June 30, 1997                Total                     December 31, 1996            Total
                                                         Assets                                                  Assets
Argentina                       $  44                     4.2%                           $ 58                        7.7%
Bahamas                            13                     1.2                                -                         -
Bolivia                            28                     2.7                              27                        3.6
Brazil                             62                     5.9                              36                        4.7
British West Indies                15                     1.5                              11                        1.5
Colombia (1)                        -                      -                                6                        0.8
Dominican Republic                 26                     2.5                               6                        0.8
Ecuador                            81                     7.8                              35                        4.6
El Salvador                        61                     5.8                              32                        4.2
Guatemala                          77                     7.3                              96                       12.7
Honduras                           32                     3.0                              33                        4.4
Jamaica                            30                     2.8                              22                        2.9
Nicaragua                           6                     0.6                               -                         -
Panama                             58                     5.6                              41                        5.4
Peru                               54                     5.2                              26                        3.4
Venezuela                          18                     1.7                              10                        1.3
Other (1)                          42                     4.0                              17                        2.3

Total                            $647                    61.8%                            $456                     60.3%


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

                    Contingencies - Commercial Letters of Credit
                                       (in thousands)


                                    June 30, 1997                             December 31, 1996
                                                     Average                             Average
                                    Total            Monthly               Total         Monthly
                                    Volume           Volume              Volume          Volume
Export Letters of Credit (1)        $176,708         $29,451           $369,367         $30,781
Import Letters of Credit (1)         191,443          31,907            312,964         26,080

Total                               $368,151         $61,358           $682,331         $56,861



(1) Represents certain contingent liabilities not reflected on the Company's balance sheet.

The following table sets forth the distribution of the Company's contingent liabilities by country of the applicant and issuing bank for import and export letters of credit, respectively. As shown by the table, contingent liabilities increased by 26.2% from December 31, 1996 to June 30, 1997. Individual fluctuations reflect relative changes in the flow of trade.

                                              Contingent Liabilities (1)
                                                    (in thousands)

                                  June 30, 1997                     December 31, 1996
Argentina                              $  3,042                          $7,095
Aruba                                     1,670                               -
Bolivia                                   4,982                           4,401
Brazil                                    4,480                           4,770
Dominican Republic                        4,270                           2,719
Ecuador                                   9,966                           1,858
El Salvador                              11,348                           5,616
Germany                                   1,780                             -
Guatemala                                10,385                          13,981
Haiti                                     3,672                             -
Honduras                                  5,548                           8,315
Jamaica                                   3,062                           1,556
Nicaragua                                   323                           1,414
Panama                                    8,599                           9,803
Paraguay                                  3,417                           5,105
Peru                                      3,605                           5,864
United States                            83,812                          55,991
Other (2)                                 2,220                           3,224

Total                                  $166,181                        $131,712


(1) Includes export and import letters of credit, standby letters of credit and letters of indemnity.
(2)Other includes those countries in which contingencies represent less than 1% of the Company's total contingencies at each of nthe above dates.

Allowance for Credit Losses

The allowance for credit losses reflects management's judgment of the level of allowance adequate to provide for reasonably foreseeable losses, based upon the following factors: (i) the economic conditions in those countries in the Region in which the Company conducts trade finance activities; (ii) the credit condition of its customers and correspondent banks, as well as the underlying collateral, if any; and (iii) historical experience.

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

Determining the appropriate level of the allowance for credit losses requires management's judgment, including application of the factors described above to assumptions and estimates made in the context of changing political and economic conditions in many of the countries of the Region. Accordingly, there can be no assurance that the Company's current allowance for credit losses will prove to be adequate in light of future events and developments. At June 30, 1997 the allowance for credit losses was approximately $7.6 million, an increase of 33.3% from $5.7 million at December 31, 1996 to provide for the loan growth during the period.

The following table provides certain information with respect to the Company's allowance for credit losses, provision for credit losses and chargeoff and recovery activity for the periods shown. .

                                              Credit Loss Experience
                                                   (in thousands)


                                               Six Months Ended                                  Year Ended
                                                 June 30, 1997                              December 31, 1996
Balance of allowance for credit losses at
beginning of   period                         $     5,725                                       $    4,450
Charge-offs:
Domestic:
     Commercial                                    (1,070)                                            (951)
     Acceptances                                        0                                                0
     Residential                                        0                                                0
     Installment                                       (3)                                              (8)
   Total domestic                                  (1,073)                                            (959)
Foreign:
     Government and official institutions               0                                                0
     Banks and other financial institutions           (69)                                            (678)
     Commercial and industrial                          0                                             (146)
     Acceptances discounted                             0                                                0
    Total foreign                                     (69)                                            (824)
Total charge-offs                                  (1,142)                                          (1,783)
Recoveries:
Domestic
     Commercial                                        82                                               16
     Acceptances                                        0                                                0
     Residential                                        0                                                0
     Installment                                        0                                                2
Foreign                                                 0                                                0
     Total recoveries                                  82                                               18
Net (charge offs) recoveries                       (1,060)                                          (1,765)
Provision for credit losses                         2,939                                            3,040
Balance at end of the period                    $   7,604                                         $  5,725
Average loans                                   $ 610,481                                         $485,758
Total loans                                     $ 719,597                                         $535,559
Net charge-offs to average loans                     0.17%                                            0.36%
Allowance to total loans                             1.06%                                            1.07%


The following tables set forth an analysis of the allocation of the allowance for credit losses by category of loans and the allowance for credit losses allocated to foreign loans. The allowance is established to cover potential losses inherent in the portfolio as a whole or is available to cover potential losses on any of the Company's loans.

                           Allocation of Allowance for Credit Losses
                                         (in thousands)

                                                    As of                                            As of
                                                  June 30, 1997                                     December 31, 1996
Allocation of the allowance by category
of loans:
Domestic:
     Commercial                                         $2,022                                      $1,900
     Acceptances                                           226                                         226
     Residential                                            54                                          54
     Installment                                             4                                           6
     Overdraft                                              87                                          58
         Total domestic                                  2,393                                       2,244
Foreign:
     Government and official institutions                    0                                           0
     Banks and other financial institutions              2,641                                       2,112
     Commercial and industrial                           1,972                                         920
     Acceptances discounted                                598                                         449
          Total foreign                                  5,211                                       3,481
Total                                                   $7,604                                      $5,725
Percent of loans in each category to total loans:
Domestic:                                                 17.6%                                       20.1%
     Commercial                                            4.4%                                        4.4%
     Acceptances                                           1.5%                                        2.0%
     Residential                                             0%                                        0.1%
     Installment                                             0%                                        0.4%
     Overdraft                                            23.5%                                       27.0%
          Total domestic
Foreign:                                                   0.1%                                        0.1%
     Government and official institutions                 36.9%                                       24.2%
     Banks and other financial institutions               28.2%                                       33.6%
     Commercial and industrial                            11.3%                                       15.1%
     Acceptances discounted                               76.5%                                       73.0%
          Total foreign                                  100.0%                                      100.0%
Total


            Analysis of Allowance for Credit Losses Allocated to Foreign Loans
                                     (in thousands)




                                               At                                        At
                                          June  30, 1997                       December 31, 1996
Balance, beginning of year                      $3,481                                 $3,380
Provision for credit losses                      1,799                                    925
Net charge-offs                                    (69)                                  (824)

Balance, end of period                           $5,211                                $3,481


The Company does not have a rigid chargeoff policy but instead charges off loans on a case-by-case basis as determined by management and approved by the Board of Directors. In some instances, loans may remain in the nonaccrual category for a period of time during which the borrower and the Company negotiate restructured repayment terms.

The Company attributes its favorable asset quality to the short-term nature of its loan portfolio, the composition of its borrower base, the importance that borrowers in the Region attach to maintaining their continuing access to financing for foreign trade and to the Company's loan underwriting policies.

The Company accounts for impaired loans in accordance with Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan. Under these standards, individually identified impaired loans are measured based on the present value of payments expected to be received, using the historical effective loan rate as the discount rate. Alternatively, measurement may also be based on observable market prices or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. The Company evaluates commercial loans individually for impairment, while groups of smaller-balance homogeneous loans (generally residential mortgage and installment loans) are collectively evaluated for impairment.

The following table sets forth information regarding the Company's nonperforming loans at the dates indicated. There was an increase in nonperforming loans from December 31, 1996 to June 30, 1997. The ratios of total nonperforming loans to total loans and to total assets has decreased as the loans and assets portfolio continues to grow and the nonperforming assets remain relatively consistent.

                                                         Nonperforming Loans
                                                           (in thousands)



                                                       June  30,                                December 31,
                                                           1997                                      1996
Domestic:
     Non accrual                                          $3,942                                   $3,087
     Past due over 90 days and accruing                        0                                        0
          Total domestic nonperforming loans               3,942                                    3,087

Foreign
     Non accrual                                            1,655                                    1,654
     Past due over 90 days and accruing                         0                                      112
          Total foreign nonperforming loans                 1,655                                    1,766

     Total nonperforming loans                             $5,597                                   $4,853

     Total nonperforming loans to total loans                0.79%                                   0.91%
     Total nonperforming assets to total assets              0.53%                                   0.64%


At December 31, 1996, and June 30, 1997 the Company had no nonaccruing investment securities.

Due from Customers on Bankers' Acceptances and Deferred Payment Letters of credit.

Due from customers on bankers' acceptances and deferred payment letters of credit were $68.5 million and $5.5 million, respectively, at June 30, 1997 compared to $60.8 million and $7.3 million, respectively, at December 31, 1996. These assets represent a customers liability to the Company while the Company's corresponding liability to third parties is reflected on the balance sheet as "Bankers Acceptances Outstanding" and "Deferred Payment Letters of Credit Outstanding".

Deposits

Total deposits were $876.9 million at June 30, 1997 compared to $638.6 million at December 31, 1996. Deposits have grown in order to fund asset growth.

The following table provides an analysis of the Company's average deposits for the quarters indicated.

                                                              Deposits
                                                           (in thousands)




                                           June 30,                    December 31,
                                               1997                          1996
Non-interest bearing demand deposits       $  60,499                    $  54,875
NOW and money market accounts                 62,819                       60,795
Savings deposits                               4,354                        7,172
Time deposits                                474,644                      434,276
Time deposits from banks
   (International Banking Facilities)        117,373                       88,267

     Total deposits                         $719,689                     $645,385



The increase in deposits during the six months ended June 30, 1997 was primarily in time deposits and time deposits from banks due to the increased activities with such banks.

The primary sources of the Company's domestic time deposits are deposits from its branches located in Florida. The Company has three Bank branches in Miami and one each in Tampa, Winter Haven, Sarasota, and West Palm Beach. During the quarter the Company also increased deposits from other financial institutions which are usually in denominations of $100,000 or less. In addition, the Company obtained deposits from the State of Florida as the Bank is a qualified public depository pursuant to Florida law and has also obtained approximately $25 million of brokered deposits participated out by the broker in denominations of less than $100,000 through a retail certificate of deposit program. These deposits were used to further diversify our deposit base and as a cost effective alternative for the short term funding needs of the Company.

The following table indicates the maturities and amounts of certificates of deposit and other time deposits issued in denominations of $100,000 or more as of June 30, 1997:

                Maturities of and Amounts of Certificates of Deposits
                       and Other Time Deposits $100,000 or More
                                     (in thousands)



                                             Certificates                      Other Time
                                             of Deposit                         Deposits
                                           $100,000 or More                  $100,000 or More                    Total
Three months or less                          $  90,676                           $53,733                      $144,409
Over 3 through 6 months                          57,905                            14,604                        72,509
Over 6 through 12 months                        177,223                               100                       177,323
Over 12 months                                   25,901                                 0                        25,901

     Total                                    $ 351,705                           $ 68,437                    $ 420,142



Stockholders' Equity

The Company's stockholders' equity at June 30, 1997, was $89.0 million compared to $43.8 million at December 31, 1996 due primarily to the initial public offering completed late in the first quarter of 1997. Stockholders equity also increased by $6.6 million representing the net income for the six months ended June 30, 1997.

Interest Rate Sensitivity

The following table presents the projected maturities or interest rate adjustments of the Company's earning assets and interest-bearing funding sources based upon the contractual maturities or adjustment dates at June 30, 1997. The interest-earning assets and interest-bearing liabilities of the Company and the related interest rate sensitivity gap given in the following table may not be reflective of positions in subsequent periods.

                                            INTEREST RATE SENSITIVITY REPORT
                                                 (Dollars in thousands)

                                                                                 June 30, 1997
                                          ==========================================================================================
                                            0 to 30      31 to 90   91 to 180      181 to         1 to 5      Over 5
                                                                                    365
                                              Days         Days        Days         Days           Years       Years          Total
                                          ============ ======================== ============ ============================== ========

Earning Assets:

   Loans                                  $149,004     $206,396    $192,451      $49,475        $103,79      $18,481      $719,597

   Federal funds sold                       21,000            0           0            0              0            0        21,000

   Investment securities                    19,477        8,921      28,983        7,961          5,054        2,384        72,780

   Interest earning deposits with other     39,550       35,930      28,616       24,554              0            0       128,650
    banks
                                         --------- ------------------------ ------------    ------------------------    ----------

Total                                      229,031      251,247     250,050       81,990        108,844       20,865       942,027
                                         --------- ------------------------ ------------    ------------------------    ----------
Funding Sources:

   Savings and transaction deposits         19,530       48,539                                                             68,069

   Time deposits of $100 or more            42,006       48,670      57,905      177,223         25,794          107       351,705

   Time deposits under $100                 32,453      101,261     100,316       21,770         11,318           84       267,202

   Other time deposits                      58,734       13,364       1,240          100              0            0        73,438

   Funds overnight                          53,300            0           0            0              0            0        53,300

Total                                     $206,023     $211,834    $159,461     $199,093        $37,112         $191      $813,714


Interest sensitivity gap                   $23,008      $39,413     $90,589    ($117,103)        $71,732      $20,674     $128,313


Cumulative gap                             $23,008      $62,421    $153,010      $35,907        $107,639     $128,313

Cumulative gap as a percentage of total
   earning assets                            2.44%        6.63%      16.24%        3.81%         11.43%       13.62%



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

Historically, the Company has increased its level of deposits to allow for its planned asset growth. Customer deposits have increased through the branch network, as well as deposits related to the trade activity. The level of deposits is also influenced by general interest rates, economic conditions and competition, among other things.

The majority of the Company's deposits are short-term and closely match the short-term nature of the Company's assets. See "Interest Rate Sensitivity
Report." At June 30, 1997 interest-earning assets maturing within six months were $730.3 million, representing 77.5% of total earning assets. The short-term nature of the loan portfolio and the fact that a portion of the loan portfolio consists of bankers' acceptances provides additional liquidity to the Company. Liquid assets at June 30, 1997 were $198.6 million, 19.0% of total assets, and consisted of cash and cash equivalents, due from banks-time and United States treasury bills. At June 30, 1997 the Company had been advised of $87.5 million in available interbank funding.


Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital classification is also subject to qualitative judgments by the regulators about interest rate risk, concentration of credit risk and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier I capital (as defined in the regulations) to total averages assets (as defined) and minimum ratios of Tier I and total capital (as defined) to risk-weighted assets (as defined). The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

As indicated in the stockholder's equity section above, the Company completed its initial public offering in March 31, 1997 which resulted in significantly higher capital ratios being reported for the second quarter of 1997. These ratios are expected to decline as the assets continue to grow.

                                                       Company Capital Ratios
                                                       (Dollars in thousands)

                                        June  30, 1997                                     December 31,1996
Tier 1 risk-weighted
capital:
     Actual                     $86,836                      15.0%                    $41,634                        10.2%
     Minimum                    $22,859                       4.0%                    $16,329                         4.0%
Total risk-weighted
capital:
     Actual                     $94,081                      16.2%                    $46,744                        11.5%
     Minimum                    $45,716                       8.0%                    $32,657                         8.0%
Leverage:
     Actual                     $86,836                       9.2%                    $41,634                         5.8%
     Minimum                    $18,892                       3.0%                    $21,713                         3.0%

                                                         Bank Capital Ratios
                                                       (Dollars in thousands)

                                                                 June  30, 1997                             December 31, 1996
Tier 1 risk-weighted capital:
     Actual                                               $77,879               13.4%              $41,351                 10.1%
     Minimum to be well capitalized                       $34,247                6.0%              $24,534                  6.0%
     Minimum to be adequately capitalized                 $22,831                4.0%             $16,356                  4.0%
Total risk-weighted capital:
     Actual                                               $85,124               14.7%              $46,470                 11.4%
     Minimum to be well capitalized                       $57,078               10.0%              $40,890                 10.0%
     Minimum to be adequately capitalized                 $45,662                8.0%              $32,712                  8.0%
Leverage:
     Actual                                               $77,879                8.3%              $41,351                  5.7%
     Minimum to be well capitalized                       $42,786                5.0%              $36,261                  5.0%
     Minimum to be adequately capitalized                 $34,229                4.0%              $29,009                  4.0%


Results of Operation-Six Months

Net Interest Income

Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds, and it constitutes the Company's principal source of income. Net interest income increased to $16.9 million for the six months ended June 30, 1997 from $13.1 million for the same period in 1996, a 29.0% increase. The primary increase was in average earning assets offset, to some extent, by a decrease in net interest margin. Average earning assets increased to $767.8 million for the six months ended June 30, 1997 from $541.6 million for the same period in 1996, a 41.8% increase. Average loans and acceptances discounted increased to $610.5 million for the six months ended June 30, 1997 from $418.5 million for the same period in 1996, a 41.9% increase, while average interest earning deposits with other banks increased to $109.5 million for the six months ended June 30, 1997 from $51.5 million for the same period in 1996, a 112.6% increase. Net interest margin decreased to 4.37% for the six months ended June 30, 1997 from 4.77% for the same period in 1996, a 40 basis point decrease, although the margin increased slightly when compared to the previous quarter margin of 4.23%. The primary reasons for this decrease were (i) loan yields relative to reference rates decreased in certain countries in the Region as a result of perceived economic stability and lower credit risk and (ii) loans to larger corporate and bank customers, which command more competitive pricing, increased as a percentage of total loans.

Interest income increased to $35.2 million for the six months ended June 30, 1997 from $26.3 million for the same period in 1996, a 33.8% increase, reflecting an increase in loans in the Region, partially offset by a decrease in prevailing interest rates and a tightening of loan spreads in the Region as discussed above. Interest expense increased to $18.3 million for the six months ended June 30, 1997 from $13.2 million for the same period in 1996, a 38.6% increase, reflecting the additional deposits to fund asset growth. Average interest-bearing deposits increased to $659.2 million for the six months ended June 30 1997 from $475.6 on for the same period in 1996, a 39.4% increase. The growth in deposits was primarily a result of the Company seeking additional deposits to fund asset growth. The Company's time deposits from banks also increased to $117.4 million for the six months ended June 30, 1997 from $91.0 million for the same period in 1996.

Provision for Credit Losses

The Company's provision for credit-losses increased to $2.9 million for the six months ended June 30, 1997 from $950 thousand for the same period in 1996, a 205% increase. Net loan chargeoffs during the first six months 1997 amounted to $1.1 million compared to $1.8 million for the year 1996. The allowance for credit losses was increased to $7.6 million at June 30, 1997 from $5.7 million for the end of the fiscal year 1996, a 33.3% increase. The increase was primarily to support the growth of the Company's loan portfolio. The ratio of the allowance for credit losses to total loans remained substantially the same at 1.06% at June 30, 1997 increasing slightly from approximately 1.04% at June 30, 1996.

Non-Interest Income

Non-interest income increased to approximately $7.1 million for the six months ended June 30, 1997 from $4.9 million for the same period in 1996, a 44.9% increase. Trade finance fees and commissions increased by $1.9 million due largely to higher letters of credit volume. In addition, the Company had more lending facility fees charged during the first half year of 1997 compared to 1996. Capital market fees increased by $564 thousand as a result of various capital market transactions which have been completed as the globalization of investments in the region has created more capital market opportunities. Customer service fees decreased by $50 thousand as a result of lower overdrafts experienced in the period. The other income category as of June 30, 1997 includes $109 thousand gain on sale of the minority investment in a financial institution in El Salvador.

The following table sets forth details regarding the components of non-interest income for the periods indicated.

                                                         Non-Interest Income
                                                       (Dollars in thousands)

                                                               For the Six Months Ended June 30,
                                                                                    1996 to 1997
                                                         1996                        % Change                   1997
Trade finance fees and commissions                      $3,997                           48%                  $5,906
Capital market fees, net                                     1                           563                     564
Customer service fees                                      841                           (50)                    421
Other                                                      103                           134                     249

Total non-interest income                               $4,942                            44%                 $7,140


Operating Expenses

Operating expenses increased to $10.9 million for the six months ended June 30, 1997 from $9.0 million for the same period in 1996, a 21.1% increase. Employee compensation and benefits increased to $5.5 million for the six months ended June 30, 1997 from $4.6 million for the same period in 1996, a 19.6% increase. This was primarily due to an increase in the number of employees to 240 at June 30, 1997 from 206 for the same period in 1996, the majority of the employees were added to support the two branches opened during the first six months of 1997 as well as salary increases for existing personnel. Occupancy expenses have remained relatively consistent at $1.5 million. Other expenses increased to $3.3 million for the six months ended June 30, 1997 from $2.3 million for the same period in 1996, primarily due to a loss realized in liquidating inventory which was acquired in 1996 as a result of a default on a loan. Directors fees decreased by 23.2% during the first half of 1997. Insurance and examination fees (FDIC and OCC) increased to $175 thousand for the six months ended June 30, 1997 from $76 thousand for the same period in 1996. As a result of the enactment of the Federal Deposit Insurance Funds Act of 1996 on September 30, 1996, commercial banks are now required to pay part of the interest on the Financing Corporation ("FICO") bonds issued to deal with the savings and loan crisis of the late 1980's. The Company's efficiency ratio remains favorably below the industry average at 44.8%.

The following table sets forth detail regarding the components of operating expenses for the periods indicated.

                                                         Operating Expenses
                                                       (Dollars in thousands)

                                                                           For the Six Months Ended June 30,
                                                                                     1996 to 1997
                                                            1996                       % Change                   1997
Employee compensation and benefits                         $4,578                          21%                   $5,529
Occupancy and equipment                                     1,468                           1                     1,478
Other operating expenses                                    2,325                          41                     3,272
Directors' fees                                               552                         (23)                      424
Insurance and examination fees (FDIC and
      OCC)                                                     76                         130                       175

Total operating expenses                                   $8,999                          21%                 $ 10,878


                                             YIELDS EARNED AND RATE PAID

                                                           For six months endedFor six months ended
                                                                    June 30, 1996June 30, 1997
                                             ------------------------------------------------------------------------
                                             Average   Revenue/         Yield/        Average   Revenue/        Yield/
                                             Balance   Expense          Rate         Balance   Expense         Rate

                                                                          (dollars in thousands)
      Total Earning Assets
      Loans:
          Commerical loans                      $326,343  $16,297 (1)      9.88%       $489,617  $23,002(1)      9.34%

          Mortgage loans                          11,310      480          8.39%         10,758      454         8.39%

           Installment loans                         367       17          9.16%            398       19         9.49%

          Acceptances Discounted                  92,160    4,630          9.94%        104,190    5,100         9.74%

          Overdraft                                6,547      585         17.67%          5,518      611        22.02%

                                             --------------------      ---------    --------------------      -------
      Total Loans (1)                            436,727   22,009          9.97%        610,481   29,186         9.51%


      Investments                                 27,525    1,071          7.70%         31,825      931         5.82%

      Federal funds sold                          25,899      702          5.36%         16,022      434         5.39%

      Time Deposit with Banks                     51,487    2,476          9.51%        109,455    4,621         8.40%
                                             --------------------      ---------    --------------------      -------
           Total Investments and Time Deposit
              with Banks                         104,911    4,249          8.01%        157,302    5,986         7.57%

      Total Interest Earning assets              541,638  $26,258          9.59%        767,783  $35,172         9.11%

                                                        ---------                              ---------
      Total non interest earning assets           88,096                                 92,100
                                             -----------                            -----------
      Total Assets                              $629,734                               $859,883

      Interest Bearing Liabilities
      Deposits:
          Super NOW, NOW                         $16,366     $267          3.23%        $15,735     $161         2.04%

          Money Market                            39,633      984          4.91%         43,923    1,030         4.66%

          Presidential Market                      3,313       65          3.88%          3,161       45         2.83%

          Super Savings, Savings                   9,586      154          3.18%          4,354       68         3.11%

          Certificate of Deposits (including     315,631    9,303          5.83%        474,644   13,828         5.79%
      IRA)
          Time Deposits from Banks (IBF)          90,979    2,410          5.24%        117,373    3,059         5.18%

           Collateral Accounts                        77        1          2.57%              0        0         0.00%

                                             --------------------      ---------    --------------------      -------
      Total Deposits                             475,585   13,184          5.48%        659,190   18,191         5.49%

      Federal Funds Purchased                         27        1          7.33%          3,903      109         5.55%

                                             --------------------      ---------    --------------------      -------
      Total interest bearing liabilities         475,612   13,185          5.48%        663,093   18,300         5.49%

                                             --------------------      ---------    --------------------      -------
      Non interest bearing liabilities
          Demand Deposits                         45,647                                 60,499
          Other Liabilities                       72,791                                 67,710
      Total non interest bearing liabilities     118,438                                128,209
      Stockholders equity                         35,684                                 68,581
                                             -----------                            -----------
      Total liabilities and stockholder's       $629,734                               $859,883
      equity
                                             ===========                            ===========

      Net Interest income / net interest                  $13,073          4.11%                 $16,872         3.62%
      spread
                                                        ---------      ---------               ---------      -------
      Margin
      Interest income / interest earning                                   9.59%                                 9.11%
      assets
      Interest expense / interest earning                                  4.82%                                 4.74%
      assets
                                                                       ---------                              -------
          Net interest margin                                              4.77%                                 4.37%


1) Interest income for calculating yields includes $158 and $142 thousand of loan fees for the six months ended June 30, 1996 and June 30, 1997, respectively.

                                                Six months ended June 30, 1996             Six months ended June 30, 1997

                                                                                   % of                                      % of
                                                                                  Total                                      Total
                                                Average             Average       Average   Average            Average      Average
                                                Balance    Interest Yield/Rate    Assets    Balance   Income   Yield/Rate    Assets


Total Earning Assets
Loans:
     Domestic                                    $152,676     $8,300    10.8%      24.2%   $160,517   $7,703      9.5%      18.7%
    Foreign                                       284,051     13,709     9.5%      45.1%    449,964   21,483      9.5%      52.3%
                                               ---------- ------------------- ----------  ------------------ --------- ----------
Total Loans                                       436,727     22,009    10.0%      69.4%    610,481   29,186      9.5%      71.0%

Investments and time deposits with banks
   Domestic                                        47,115      1,278     5.4%       7.5%     41,329    2,310     11.1%       4.8%
   Foreign                                         57,796      2,971    10.2%       9.2%    115,973    3,676      6.3%      13.5%
                                               ---------- ------------------- ----------  ------------------ --------- ----------
     Total Investments and Time Deposit  with     104,912      4,249     8.0%      16.7%    157,302    5,986      7.6%      18.3%
Banks

Total Interest Earning assets                     541,639    $26,258     9.6%      86.0%    767,783  $35,172      9.1%      89.3%
                                                          ==========                               ========= =========

Total non interest earning assets                  88,096                          14.0%     92,100                         10.7%
                                                                              ----------                               ----------

Total Assets                                     $629,735                         100.0%   $859,883                        100.0%
                                               ==========                     ==========  =========                    ==========




(1) Interest income for calculating yields includes $158 and $142 thousand of loan fees for the six months ended June 30, 1996 and June 30, 1997, respectively.

Results of Operation-Quarter

Net Interest Income

Net interest income increased to $9.6 million for the quarter ended June 30, 1997 from $6.6 million for the same period in 1996, a 45.5% increase. The primary increase was in average earning assets offset, to some extent, by a decrease in net interest margin. Average earning assets increased to $843.0 million for the quarter ended June 30, 1997 from $551.5 million for the same period in 1996, a 52.9% increase. Average loans and acceptances discounted increased to $658.7 million for the quarter ended June 30, 1997 from $440.8 million for the same period in 1996, a 49.4% increase, while average interest earning deposits with other banks increased to $127.1 million for the quarter ended June 30, 1997 from $61.7 million for the same period in 1996, a 106.0% increase. Net interest margin decreased to 4.49% for the quarter ended June 30, 1997 from 4.72% for the same period in 1996, a decrease of 23 basis points, although the margin increased slightly when compared to the previous quarter margin of 4.23%.

Interest income increased to $19.6 million for the quarter ended June 30, 1997 from $13.2 million for the same period in 1996, a 48.6% increase. Interest expense increased to $10.0 million for the quarter ended June 30, 1997 from $6.6 million for the same period in 1996, a 51.8% increase, reflecting the additional deposits to fund asset growth. Average interest-bearing deposits increased to $712.4 million for the quarter ended June 30 1997 from $483.6 on for the same period in 1996, a 47.3% increase. The growth in deposits was primarily a result of the Company seeking new deposits of such types to fund asset growth. The Company's time deposits from banks also increased to $123.6 million for the quarter ended June 30, 1997 from $94.8 million for the same period in 1996.

Provision for Credit Losses

 The Company's provision for credit-losses increased to $2.2 million for the quarter ended June 30, 1997 from $450 thousand for the same period in 1996, a 387.0% increase. Net loan chargeoffs during the second quarter in 1997 amounted to $1.1 million compared to $1.8 million for the year 1996. The allowance for credit losses was increased to $7.6 million at June 30, 1997 from $5.7 million at the end of the fiscal year 1996, a 33.3% increase. The increase was primarily to support the growth of the Company's loan portfolio. The ratio of the allowance for credit losses to total loans increased slightly to approximately 1.06% at June 30, 1997 from approximately 1.04% at June 30, 1996.

Non-Interest Income

Non-interest income increased to approximately $4.0 million for the quarter ended June 30, 1997 from $2.4 million for the same period in 1996, a 66.7% increase. Trade finance fees and commissions increased by $1.1 million due largely to higher letters of credit volume. In addition, the Company had more lending facility fees charged during the second quarter of 1997 compared to the same period in 1996 as a result of the loan growth experienced during the second quarter of 1997. Capital market fees increased by $478 thousand as a result of various capital market transactions. Customer service fees decreased by $33 thousand as a result of lower overdrafts experienced in the period. The other income category as of June 30, 1997 includes $109 thousand gain on sale of the minority investment in a financial institution in El Salvador.


The following table sets forth details regarding the components of non-interest income for the periods indicated.

                                                     Non-Interest Income
                                                   (Dollars in thousands)
                                                 For the Quarter Ended June 30,

                                                                                   1996 to 1997
                                                         1996                        % Change                 1997
Trade finance fees and commissions                      $2,096                           50%                $3,148
Capital market fees, net                                     0                           478                   478
Customer service fees                                      198                           (17)                  165
Other                                                       69                           161                   180

Total non-interest income                               $2,363                            68%               $3,971



Operating Expenses

Operating expenses increased to $5.6 million for the quarter ended June 30, 1997 from $4.5 million for the same period in 1996, a 24.5% increase. Employee compensation and benefits increased to $2.8 million for the quarter ended June 30, 1997 from $2.3 million for the same period in 1996, a 21.7% increase. This was primarily due to an increase in the number of employees to 240 at June 30, 1997 from 206 for the same period in 1996, mostly in employees added to support the two branches opened during the first and second quarters of 1997 as well as salary increases for existing personnel. Occupancy expenses increased slightly to $796 thousand in the second quarter of 1997, a 6.7% increase when compared to the second quarter in 1996. Other expenses increased to $1.9 million for the quarter ended June 30, 1997 from $1.4 million for the same period in 1996, primarily due to a loss realized in liquidating inventory which was acquired in 1996 as a result of a default on a loan.

The following table sets forth detail regarding the components of operating expenses for the periods indicated.

                                                         Operating Expenses
                                                       (Dollars in thousands)

                                                                        For the Quarter Ended June 30,
                                                                                   1996 to 1997
                                                          1996                       % Change                     1997
Employee compensation and benefits                       $2,304                            23%                 $  2,826
Occupancy and equipment                                     747                             7                       796
Other operating expenses                                  1,086                            55                     1,678
Directors' fees                                             286                           (32)                      194
Insurance and examination fees (FDIC and
      OCC)                                                   40                            53                        61

Total operating expenses                                 $4,463                            24%                 $  5,555



                                                For the quarter ended                For the quarter ended
                                                    June 30, 1996                        June 30, 1997
                                          ----------------------------------    -------------------------------
                                           Average    Revenue/      Yield/        Average   Revenue/      Yield/
                                           Balance    Expense        Rate         Balance   Expense       Rate

                                                                     (dollars in thousands)
Total Earning Assets
Loans:
    Commerical loans                        $331,622     $8,142(1)     9.71%       $534,776  $12,702(1)    9.40%

    Mortgage loans                            11,187        238        8.42%         10,793      228       8.36%

     Installment loans                           387          9        9.20%            360        9       9.89%

    Acceptances Discounted                    90,426      2,245        9.82%        105,831    2,624       9.81%

    Overdraft                                  7,213        325       17.84%          6,972      432      24.51%

                                          ---------- ----------    ---------    --------------------    -------
Total Loans (1)                              440,835     10,959        9.83%        658,732   15,995       9.61%

Investments                                   25,132        499        7.85%         42,255      637       5.96%

Federal funds sold                            23,788        320        5.32%         14,877      206       5.48%

Time Deposit with Banks                       61,737      1,398        8.96%        127,121    2,738       8.52%

                                          ---------- ----------    ---------    --------------------    -------
     Total Investments and Time Deposit
        with Banks                           110,657      2,217        7.93%        184,253    3,581       7.69%

Total Interest Earning assets                551,492    $13,176        9.45%        842,985  $19,576       9.19%

                                                     ----------    ---------               ---------    -------
Total non interest earning assets             78,428                                101,056
                                          ----------                            -----------
Total Assets                                $629,920                               $944,041
                                          ----------                            -----------
Interest Bearing Liabilities
Deposits:
    Super NOW, NOW                           $16,180       $138        3.37%        $15,940      $74       1.84%

    Money Market                              42,229        525        4.92%         43,556      513       4.66%

    Presidential Market                        3,193         31        3.84%          2,793       20       2.83%

    Super Savings, Savings                     9,297         75        3.19%          4,144       33       3.15%

    Certificate of Deposits (including IRA)  317,857      4,575        5.69%        522,328    7,668       5.81%

    Time Deposits with Banks (IBF)            94,833      1,252        5.22%        123,610    1,646       5.27%

     Collateral Accounts                           0          0        0.00%              0        0       0.00%

                                          ---------- ----------    ---------    --------------------    -------
Total Deposits                               483,589      6,596        5.40%        712,371    9,954       5.53%

Federal Funds Purchased                           55          1        7.19%          4,125       59       5.66%

Other Borrowings                                   0          0        0.00%              0        0       0.00%

                                          ---------- ----------    ---------    --------------------    -------
Total interest bearing liabilities           483,644      6,597        5.40%        716,496   10,013       5.53%

                                          ---------- ----------    ---------    --------------------    -------
Non interest bearing liabilities
    Demand Deposits                           43,246                                 63,561
    Other Liabilities                         67,346                                 78,780
                                          ----------                            -----------
Total non interest bearing liabilities       110,592                                142,341
Stockholders equity                           35,684                                 85,204
                                          ----------                            -----------
Total liabilities and stockholder's         $629,920                               $944,041
equity
                                          ==========                            ===========
Net Interest income / net interest                       $6,579        4.06%                  $9,563       3.66%
spread
                                                      ----------    ---------               ---------    -------
Margin
Interest income / interest earning assets                              9.45%                               9.19%

Interest expense / interest earning                                    4.73%                               4.70%
assets
                                                                   ---------                            -------
    Net interest margin                                                4.72%                               4.49%

                                                                   ---------                            -------

(1) Interest income for calculating yields includes $60 and $85 thousand of loan fees for the quarter ended June 30, 1996 and June 30, 1997, respectively.

                                    HAMILTON BANCORP INC. AND SUBSIDIARY

                                      CALCULATION OF EARNINGS PER SHARE
                                (Dollars in thousands, except per share data)

                                                Three Months Ended                               Six Months Ended
                                                     June 30,                                        June 30,
                                      --------------------------------------          ---------------------------------------
                                           1997                    1996                    1997                    1996
                                      ---------------         --------------          ---------------        ----------------
Primary
Weighted average number of
  common shares outstanding                 9,796,301              5,205,030                7,767,877               5,205,030

Common equivalent shares
  outstanding - options                       337,428                225,000                  383,148                 225,000
                                      ---------------         --------------          ---------------        ----------------

Total common and common
  equivalent shares                        10,133,729              5,430,030                8,151,024               5,430,030
outstanding

Net income                                     $3,741                 $2,463                   $6,563                  $4,979

Primary earings per share                       $0.37                  $0.45                    $0.81                   $0.92

Fully diluted:

Weighted average number of
  common shares outstanding                 9,796,301              5,205,030                7,767,877               5,205,030

Common equivalent shares
  outstanding - options                       383,148                225,000                  383,148                 225,000
                                      ---------------         --------------          ---------------        ----------------

Total common and common
  equivalent shares                        10,179,449              5,430,030                8,151,024               5,430,030
outstanding

Net income                                     $3,741                 $2,463                   $6,563                  $4,979

Fully diluted earnings per                      $0.37                  $0.45                    $0.81                   $0.92
share
