Form 10-Q
period 1997-09-30
HAMILTON BANCORP INC
filed 1997-11-12
CIK 894172

                                                   FORM 10-Q

                                        SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549

                                                    (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                            For the quarterly period ended September 30, 1997

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

                                                 Florida65-0149935
                              (State or other jurisdiction of(I.R.S. Employer
                             incorporation or organization)Identification No.)
                                             3750 N.W. 87th Avenue
                                               Miami, Florida 33178
                          (Address of principal executive offices) (Zip code)

                                                  (305) 717-5500
                          (Registrant's telephone number including area code)

                                                  Not applicable
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports Required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes____ No X

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

                                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
               Title                   Outstanding
              Common                    9,827,949

                                                PART I. FINANCIAL INFORMATION

                                           HAMILTON BANCORP INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CONDITION
                                                        (In thousands)

                                                                                               September 30,         December 31,
                                                                                           ---------------------  ----------------
                                                                                                   1997                   1996
                                                                                           ---------------------  ----------------
                                                                                                (Unaudited)             (Audited)

                                                                   ASSETS
CASH AND DEMAND DEPOSITS WITH OTHER BANKS                                                          $23,578          $14,806
FEDERAL FUNDS SOLD                                                                                  23,000           18,300
                                                                                            ---------------        ----------
      Total cash and cash equivalents                                                               46,578           33,106

INTEREST EARNING DEPOSITS WITH  OTHER BANKS                                                         90,895           80,477
SECURITIES AVAILABLE FOR SALE                                                                       62,177           29,020
LOANS-NET                                                                                          854,150          527,279
DUE FROM CUSTOMERS ON BANKERS ACCEPTANCES                                                           76,511           60,761
DUE FROM CUSTOMERS ON DEFERRED PAYMENT LETTERS OF CREDIT                                             3,744            7,343
PROPERTY AND EQUIPMENT-NET                                                                           4,456            3,460
ACCRUED INTEREST RECEIVABLE                                                                         12,057            6,471
GOODWILL-NET                                                                                         2,052            2,183
OTHER ASSETS                                                                                         3,816            5,470
                                                                                           ---------------  ---------------
TOTAL                                                                                           $1,156,436         $755,570
                                                                                           ===============  ===============

                                                    LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                                                          $976,347         $638,641
BANKERS ACCEPTANCES OUTSTANDING                                                                     76,511           60,761
DEFERRED PAYMENT LETTERS OF CREDIT OUTSTANDING                                                       3,744            7,343
OTHER LIABILITIES                                                                                    6,251            5,025
                                                                                           ---------------  ---------------
     Total liabilities                                                                           1,062,853          711,770
                                                                                           ---------------  ---------------

STOCKHOLDERS' EQUITY:
     Preferred stock, non-voting, non-cumulative, 14% maximum dividend rate, par value $.01 per share, 2,000,000 shares authorized, 101,207 shares issued and
       outstanding at December 31, 1996                                                                  0                1
     Common stock, $.01 par value, 75,000,000 shares authorized, 5,205,030 shares issued and outstanding at December 31, 1996 and 9,827,949 shares issued
       and outstanding at September 30, 1997.                                                           98               52
     Capital surplus                                                                                56,158           17,317
     Retained earnings                                                                              37,306           26,432
     Net unrealized gain (loss) on securities available for sale, net of taxes                          21              (2)
                                                                                           ---------------  ---------------
     Total stockholders' equity                                                                     93,583           43,800
                                                                                           ---------------  ---------------
TOTAL                                                                                           $1,156,436         $755,570
                                                                                           ===============  ===============


See accompanying notes to consolidated financial statements.

                                    HAMILTON BANCORP INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF INCOME
                                (Dollars in thousands except per share data)

                                                         Three Months Ended September 30,   Nine Months Ended September 30,
                                                          --------------------------------- ----------------------------------
                                                              1997                1996           1997               1996
                                                         ---------------     --------------  ------------    ------------------
INTEREST INCOME:                                                    (Unaudited)                         (Unaudited)
                                                          --------------     --------------  ------------    ------------------
  Loans, including fees                                          $18,841            $12,536       $48,027               $34,545
  Deposits with other banks                                        2,242              1,803         6,863                 4,279
  Securities                                                       1,127                454         2,058                 1,525
  Federal funds sold                                                 357                161           791                   863
                                                         ---------------     --------------  ------------    ------------------
    Total                                                         22,567             14,954        57,739                41,212
INTEREST EXPENSE:
  Deposits                                                        11,969              7,822        30,160                21,007
  Federal funds purchased                                             64                 14           173                    14
                                                         ---------------     --------------  ------------    ------------------
     Total                                                        12,033              7,836        30,333                21,021
                                                         ---------------     --------------  ------------    ------------------
NET INTEREST INCOME                                               10,534              7,118        27,406                20,191
PROVISION FOR CREDIT LOSSES                                        2,050              1,490         4,989                 2,440
                                                         ---------------     --------------  ------------    ------------------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT
  LOSSES                                                           8,484              5,628        22,417                17,751
NON-INTEREST INCOME:
  Trade finance fees and commissions                               3,149              2,497         9,055                 6,494
  Capital market fees, net                                           808                 81         1,372                    82
  Customer service fees                                              146                215           567                 1,056
  Other                                                               75                 67           324                   170
                                                         ---------------     --------------  ------------    ------------------
     Total                                                         4,178              2,860        11,318                 7,802
                                                         ---------------     --------------  ------------    ------------------
OPERATING EXPENSES:
  Employee compensation and benefits                               3,267              2,609         8,796                 7,187
  Occupancy and equipment                                            840                711         2,318                 2,179
  Other                                                            1,338              1,410         5,209                 4,363
                                                         ---------------     --------------  ------------    ------------------
     Total                                                         5,445              4,730        16,323                13,729
                                                         ---------------     --------------  ------------    ------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                           7,217              3,758        17,412                11,824
PROVISION FOR INCOME TAXES                                         2,587              1,418         6,219                 4,505
                                                         ---------------     --------------  ------------    ------------------

NET INCOME                                                        $4,630             $2,340       $11,193                $7,319
                                                         ===============     ==============  ============    ==================
NET INCOME PER COMMON AND COMMON EQUIVALENT SHARES
     PRIMARY                                                       $0.45              $0.43         $1.27                 $1.35
                                                         ===============     ==============  ============    ==================
     FULLY DILUTED                                                 $0.45              $0.43         $1.27                 $1.35
                                                         ===============     ==============  ============    ==================
AVERAGE WEIGHTED SHARES OUTSTANDING:
     PRIMARY                                                  10,194,078          5,430,030     8,828,242             5,430,030
                                                         ===============     ==============  ============    ==================
     FULLY DILUTED                                            10,199,105          5,430,030     8,833,270             5,430,030
                                                         ===============     ==============  ============    ==================


See accompanying notes to consolidated financial statements.

                                   HAMILTON BANCORP INC. AND SUBSIDIARY

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Dollars in thousands, except per share data)

                                                                                                            Net Unrealized
                                                                                                           (Loss) Gain on
                                                                                                               Securities
                                                 Preferred Stock             Common Stock                    Stockholders'
                                             ------------------------    ----------------- Capital  Retained  Available for   Total
                                               Shares       Amount      Shares     Amount  Surplus  Earnings  Net of Taxes   Equity
                                             ----------   ---------    ------------------ --------------------------------- -------
Balance, December 31, 1996 (audited)            101,207        $1       5,205,030   $52  $17,317    $26,432          ($2)   $43,800

Conversion of preferred stock for
  common stock, with 6.5 to 1 split           (101,207)       (1)         466,160     5      (4)                                  0

Conversion of warrants with 6.5 to 1 split                              1,396,759    14     (14)                                  0

Sale of 2,760,000 shares of common
  stock in public offering, net                                         2,760,000    27   38,859                             38,886

Net change in unrealized gain on
  securities available for sale, net of taxes                                                                          2         23

Net income for the nine months ended
  September 30, 1997                                                                                11,193                   11,193

Cash dividends on preferred stock, net
  of withholding taxes                                                                               (319)                    (319)
                                             ----------   -------    ------------  ----- --------  ---------  ------------ --------

Balance as of September 30, 1997 (unauditee)          0        $0       9,827,949   $98  $56,158    $37,306           $21   $93,583
                                             ==========   ========    ============ ===== ========= ========== =====================


See accompanying notes to consolidated financial statements.

                                        HAMILTON BANCORP INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Dollars in thousands)


                                                                                      Nine Months Ended September 30,
                                                                               ----------------------------------------------
                                                                                       1997                     1996
                                                                               ---------------------    ---------------------
                                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                              $11,193                   $7,319
       Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                                           760                      811
         Provision for credit losses                                                           4,989                    2,440
         Deferred tax (benefit) provision                                                    (1,248)                       84
         Proceeds from the sale of bankers acceptances and
           loan participations, net of loan participations
           purchased                                                                          48,808                   71,633
       Increase in accrued interest receivable and other assets                              (3,529)                  (4,172)
       (Decrease) increase in other liabilities                                                1,227                    (339)
                                                                               ---------------------    ---------------------
         Net cash provided by operating activities                                            62,200                   77,776
                                                                               ---------------------    ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in interest-earning deposits with other banks                                 (10,418)                 (31,471)
     Purchase of securities available for sale                                             (151,787)                 (46,288)
     Proceeds from maturities of securities held to maturity                                       0                   20,897
     Proceeds from sales and maturities of securities available
       for sale                                                                              119,494                   19,889
     Increase in loans-net                                                                 (380,668)                (184,521)
     Purchases of property and equipment-net                                                 (1,622)                    (417)
                                                                               ---------------------    ---------------------
         Net cash used in investing activities                                             (425,001)                (221,911)
                                                                               ---------------------    ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in deposits-net                                                                337,706                  140,352
     Net Proceeds from issuance of common stock IPO                                           38,886                        0
     Cash dividends on preferred stock                                                         (319)                    (531)
                                                                               ---------------------    ---------------------
         Net cash provided by financing activities                                           376,273                  139,821
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                                 13,472                  (4,314)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
  PERIOD                                                                                      33,106                   46,589
                                                                               ---------------------    ---------------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                               $46,578                  $42,275
                                                                               =====================    =====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Interest paid during the period                                                            $28,915                  $21,178
  Income taxes paid during the period                                                         $5,977                   $4,285


See accompanying notes to consolidated statement.
                                                              4

HAMILTON BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 1997

NOTE 1: Basis of Presentation

The consolidated statements of condition for Hamilton Bancorp and Subsidiary (the "Company") as of September 30, 1997 and December 31, 1996, the related consolidated statements of income, stockholders' equity and the cash flows for the nine months ended September 30, 1997 and 1996 included in the Form 10Q have been prepared by the Company in conformity with the instructions to Form 10Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited except for the consolidated statement of condition as of December 31, 1996.

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

This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represents the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's operations, performance, financial condition, growth and strategies. For this purpose, any statements contained in this Form that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may,"  "will,"  "expect,"  "believe,"  "anticipate," "intend,"
"could,"   "estimate,"  or  "continue,"  or  the  negative  or  other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including regional economic conditions, potential political instability, credit risks collateral-related risks, concentration of cross-border lending activities, potential impact of changes in interest rates, ability of the Company to continue this growth strategy, concentration of deposits, dependence on management and key personnel and risks associated with competition, supervision and regulation.

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

FINANCIAL  CONDITION - September 30, 1997 vs. December 31,1996.

Total consolidated assets increased $400.9 million, or 53 %, during the first nine months of 1997, which included an increase of $375.1 million in interest earning assets and an increase $25.7 million in non-interest earning assets. The increase in consolidated assets reflects increases of $326.9 million in loans-net and $10.4 million in interest-earning deposits with other banks. These increases were principally funded by the deployment of the capital raised during the initial public offering and increases in retained earnings, deposits from the branch network, time deposits due to banks and deposits due to other financial institutions. The Company opened a branch in Sarasota during the first quarter, and a branch in West Palm Beach early in the second quarter that are intended to further support future asset growth.

Cash,  Demand  Deposits withOther Banks and Federal  Funds Sold

Cash, demand deposits with other banks and federal funds sold are considered cash and cash equivalents. Balances of these items fluctuate daily depending on many factors which include or relate to the particular banks that are clearing funds, loan payoffs, deposit gathering and reserve requirements. Cash, demand deposits with other banks and federal funds sold were $46.6 million at September 30, 1997 compared to $33.1 million at December 31, 1996.

Investment  Securities  and  Interest-Earning  Deposits with Other  Banks

Interest-earning deposits with other banks increased to $90.9 million at September 30, 1997 from $80.5 million at December 31, 1996. These deposits are placed with correspondent banks in the Region, generally on a short term basis (less than 365 days), to increase yields and enhance relationships with the correspondent banks. The level of such deposits has grown as the overall assets of the Company have increased during the nine months ended September 30, 1997. The short term nature of these deposits allows the Company the flexibility to redeploy these assets into higher yielding loans which are largely related to the financing of trade.

Investment securities increased to $62.2 million at September 30, 1997 from $29.0 million at December 31, 1996. The increase has been primarily in foreign government bills and U.S. Treasury bill obligations. These investments are short term and allow the Company the flexibility of liquidity and the ability to convert these assets into higher yielding loans as these become accessible.

Loans

The Company's loan portfolio increased by $326.9 million, or 62%, during the first nine months of 1997 in relation to the year ended December 31, 1996.
This was primarily due to the increased demand for loans and trade finance as a result of perceived economic stability in the Region, as well as the growth in trade between the United States and the Region. Furthermore, the Company's additional capital resulted in an increase in the banks legal lending limit which allowed the bank to increase lending to the existing customer base. Commercial-domestic loans increased by $64.4 million and loans to banks and other financial institutions - foreign increased by $183.2 million. Details on the loans by type are shown in the table below. At September 30, 1997 approximately 26% of the Company's portfolio consisted of loans to domestic borrowers and 74% of the Company's portfolio consisted of loans to foreign borrowers. The Company's loan portfolio is relatively short-term, as approximately 68% of loans at September 30, 1997 were short-term trade finance loans with average maturities of approximately 180 days. See "Interest Rate Sensitivity Report". The following table sets forth the loans by type of the Company's loan portfolio at the dates indicated.

The following table sets forth the loans by type of the Company's loan portfolio at the dates indicated.

                                                                Loans by Type
                                                               (in thousands)


                                                          September 30,         December 31,
                                                              1997                  1996
Domestic:

     Commercial (1)                                               $174,758              $110,322
     Acceptances discounted                                         36,750                23,314
     Residential mortgages                                          11,428                10,610
     Installment                                                       259                   428

    Subtotal Domestic                                              223,195               144,674

Foreign:


     Banks and other financial institutions                        312,577               129,376
     Commercial and industrial (1)                                 260,255               179,824
     Acceptances discounted                                         69,228                80,935
    Government and official institutions                                 0                   750

     Subtotal Foreign                                              642,060               390,885

          Total loans                                             $865,255              $535,559


(1) Includes pre-export financing, warehouse receipts and refinancing of letters of credits.

The following tables reflect both the Company's growth and diversification in financing trade flows between the United States and the Region in terms of loans by country and cross-border outstanding by country. The aggregate amount of the Company's crossborder outstanding by primary credit risk include cash and demand deposits with other banks, interest earning deposits with other banks, investment securities, due from customers on bankers acceptances, due from customers on deferred payment letters of credit and loans-net. Exposure levels in any given country at the end of each period may be impacted by the flow of trade between the United States (and to a large extent Florida) and the given countries, as well as the price of the underlying goods or commodities being financed.

At September 30, 1997 approximately 40.78% in principal amount of the Company's loans were outstanding to borrowers in five countries other than the United
States: Panama (8.70%), Guatemala (8.61%), Ecuador (8.53%), Peru (8.39%) and Brazil (6.55%).
                                                            Loans by Country
                                                         (Dollars in thousands)


                            September 30, 1997             % of                      December 31, 1996             %  of
                                                          Total                                                    Total
Country                      Amount                       Loans                       Amount                       Loans
United States                   $223,195                    25.46%                      $144,674                    27.01%
Argentina                         43,588                      5.06                        35,241                      6.58
Bolivia                           21,325                      2.48                        15,815                      2.95
Brazil                            56,420                      6.55                        27,255                      5.09
British West Indies(2)                 -                        -                         14,740                      2.75
Colombia                          13,673                      1.59                           -                          -
Dominican Republic                41,559                      4.82                         9,450                      1.76
Ecuador                           73,499                      8.53                        29,799                      5.56
El Salvador                       41,158                      4.78                        28,472                      5.32
Guatemala                         74,134                      8.61                        79,483                     14.84
Honduras                          38,307                      4.45                        24,277                      4.53
Jamaica (2)                            -                        -                         10,971                      2.05
Panama                            74,922                      8.70                        50,553                      9.44
Peru                              72,280                      8.39                        26,658                      4.98
Russia                            17,500                      2.03                           -                          -
Venezuela                         22,652                      2.63                        10,245                      1.91
Other (1)                         51,043                      5.93                        27,926                      5.31

     Total                      $865,255                   100.00%                        $535.559                 100.00%



(1) Other consists of loans to borrowers in countries in which loans did not exceed 1% of total assets.

(2) These countries had loans which did not exceed 1% of total assets.

At September 30, 1997 approximately 32.4% of the Company's cross-border outstanding were outstanding to borrowers in five countries other than the United States: Ecuador (7.8%), Brazil (6.8%), Guatemala (6.3%), Peru (6.2%) and Panama (5.3%).

                              Total Cross-Border Outstanding by Country
                                          (Dollars in million)

                                                          % of                                                  % of
                            September 30, 1997            Total                     December 31, 1996           Total
                                                         Assets                                                 Assets

Argentina                      $  49                     4.2%                           $ 58                       7.7%
Bolivia                           26                     2.3                               27                      3.6
Brazil                            78                     6.8                               36                      4.7
British West Indies                9                     0.8                               11                      1.5
Colombia                          14                     1.2                                6                      0.8
Dominican Republic                44                     3.8                                6                      0.8
Ecuador                           90                     7.8                               35                      4.6
El Salvador                       56                     4.8                               32                      4.2
Guatemala                         73                     6.3                               96                     12.7
Honduras                          34                     2.9                               33                      4.4
Jamaica                           32                     2.8                               22                      2.9
Panama                            61                     5.3                               41                      5.4
Peru                              72                     6.2                               26                      3.4
Russia                            21                     1.8                                0                        0
Venezuela                         11                     1.0                               10                      1.3
Other (1)                         50                     4.2                               17                      2.3

Total                           $720                    62.3%                            $456                     60.3%

     (1) Other consists of cross-border outstanding to countries in which such cross-border outstanding did not exceed 0.75% of the Company's total assets at any of the dates shown.

Contingencies

The following table sets forth the total volume and average monthly volume of the Company's export and import letters of credit for each of the periods indicated.

                                  Contingencies - Commercial Letters of Credit
                                                (in thousands)

                                   September 30, 1997        December 31, 1996
                                               Average                      Average
                                   Total       Monthly       Total          Monthly
                                   Volume      Volume        Volume         Volume

Export Letters of Credit (1)       $292,504    $39,045       $369,367       $30,781
Import Letters of Credit (1)         294,000    25,431        312,964        26,080

Total                              $586,504    $64,476       $682,331       $56,861


(1)  Represents  certain  contingent   liabilities  not  reflected  on  the
Company's  balance sheet.

The following table sets forth the distribution of the Company's contingent liabilities by country of the applicant and issuing bank for import and export letters of credit, respectively. As shown by the table, contingent liabilities increased by 53% from December 31, 1996 to September 30,
1997. Individual fluctuations reflect relative changes in the flow of trade.


                                            Contingent Liabilities (1)
                                                   (in thousands)


                                  September 30, 1997                December 31, 1996

Argentina                          $  2,653                            $  7,095
Bolivia                               5,873                               4,401
Brazil (3)                               -                                4,770
Colombia                              2,296                                 -
Costa Rica                            9,654                                 -
Dominican Republic                    3,582                               2,719
Ecuador                              16,653                               1,858
El Salvador                           8,734                               5,616
Guatemala                            13,975                              13,981
Guyana                                2,083                                 -
Haiti                                 5,838                                 -
Honduras                              5,047                               8,315
Jamaica (3)                              -                                1,556
Nicaragua (3)                            -                                1,414
Panama                               11,537                               9,803
Paraguay                              3,761                               5,105
Peru                                  9,439                               5,864
United States                        92,938                              55,991
Other (2)                             7,902                               3,224

Total                              $201,964                            $131,712


(1)Includes export and import letters of credit, standby letters of credit and letters of indemnity.

(2)Other   includes  those   countries  in  which contingencies  represent
less than 1% of the Company's  total  contingencies  at each of the above dates.

(3) These countries had loans which did not exceed 1% of total assets.

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

Determining the appropriate level of the allowance for credit losses requires management's judgment, including application of the factors described above to assumptions and estimates made in the context of changing political and economic conditions in many of the countries of the Region. Accordingly, there can be no assurance that the Company's current allowance for credit losses will prove to be adequate in light of future events and developments. At September 30, 1997 the allowance for credit losses was approximately $9.2 million, an increase of 61% from $5.7 million at December 31, 1996, this increase was largely to support the loan growth during the period.

The following table provides certain information with respect to the Company's allowance for credit losses, provision for credit losses and chargeoff and recovery activity for the periods shown.

                                                       Credit Loss Experience
                                                           (in thousands)



                                              Nine Months Ended                                 Year Ended
                                              September 30, 1997                            December 31, 1996

Balance of allowance for credit losses at
beginning of   period                         $      5,725                                       $    4,450
Charge-offs:
Domestic:
     Commercial                                     (1,685)                                           (951)
     Acceptances                                         0                                               0
     Residential                                         0                                               0
     Installment                                        (3)                                             (8)
   Total domestic                                   (1,688)                                           (959)
Foreign:
     Government and official institutions                0                                               0
     Banks and other financial institutions            (69)                                           (678)
     Commercial and industrial                           0                                            (146)
     Acceptances discounted                              0                                               0
    Total foreign                                      (69)                                           (824)
Total charge-offs                                   (1,757)                                         (1,783)
Recoveries:
Domestic
     Commercial                                        199                                              16
     Acceptances                                         0                                               0
     Residential                                         0                                               0
     Installment                                         1                                               2
Foreign                                                  0                                               0
     Total recoveries                                  200                                              18
Net (charge offs) recoveries                        (1,557)                                         (1,765)
Provision for credit losses                          4,989                                           3,040
Balance at end of the period                  $      9,157                                       $   5,725
Average loans                                 $    669,902                                       $ 485,758
Total loans                                   $    865,255                                       $ 535,559
Net charge-offs to average loans                    0.23%                                            0.36%
Allowance to total loans                            1.06%                                            1.07%


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

                                      Allocation of Allowance for Credit Losses
                                                    (in thousands)


                                                            As of                                    As of
Allocation of the allowance by category            September 30, 1997                      December 31, 1996
of loans:
Domestic:
     Commercial                                          $ 1,897                                    $1,900
     Acceptances                                             287                                       226
     Residential                                              56                                        54
     Installment                                               4                                         6
     Overdraft                                               100                                        58
         Total domestic                                    2,344                                     2,244
Foreign:
     Government and official institutions                      0                                         0
     Banks and other financial institutions                3,562                                     2,112
     Commercial and industrial                             2,677                                       920
     Acceptances discounted                                  574                                       449
          Total foreign                                    6,813                                     3,481
Total                                                   $  9,157                                    $5,725
Percent of loans in each category to total
loans:
Domestic:
     Commercial                                            20.2%                                      20.1%
     Acceptances                                            4.3%                                       4.4%
     Residential                                            1.3%                                       2.0%
     Installment                                              0%                                       0.1%
     Overdraft                                                0%                                       0.4%
          Total domestic                                   25.8%                                      27.0%
Foreign:
     Government and official institutions                   0.0%                                       0.1%
     Banks and other financial institutions                36.1%                                      24.2%
     Commercial and industrial                             30.1%                                      33.6%
     Acceptances discounted                                 8.0%                                      15.1%
          Total foreign                                    74.2%                                      73.0%
Total                                                     100.0%                                     100.0%

           Analysis of Allowance for Credit Losses Allocated to Foreign Loans
                                  (in thousands)


                                                     At                                  At
                                         September  30, 1997                   December 31, 1996

Balance, beginning of year                      $3,481                                 $3,380
Provision for credit losses                      3,401                                    925
Net charge-offs                                    (69)                                  (824)

Balance, end of period                          $6,813                                 $3,481


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

The  following  table  sets  forth  information   regarding  the  Company's
nonperforming loans at the dates indicated. There was an increase in nonperforming loans from December 31, 1996 to September 30, 1997. However, the nonperforming loans to total loans ratio has improved when compared to prior year results.improved when compared to prior year results.

                                                         Nonperforming Loans
                                                           (in thousands)

                                                       September  30,                           December 31,
                                                           1997                                      1996

Domestic:
     Non accrual                                          $3,057                                   $3,087
     Past due over 90 days and accruing                        0                                        0
          Total domestic nonperforming loans               3,057                                    3,087

Foreign
     Non accrual                                           3,642                                    1,654
     Past due over 90 days and accruing                        0                                      112
          Total foreign nonperforming loans                3,642                                    1,766

     Total nonperforming loans                           $ 6,699                                   $4,853

     Total nonperforming loans to total loans               0.77%                                   0.91%
     Total nonperforming assets to total assets             0.58%                                   0.64%

At December 31, 1996, and September 30, 1997 the Company had no nonaccruing investment securities.

Due from Customers on Bankers'  Acceptances and Deferred Payment Letters of
Credit.

Due from customers on bankers' acceptances and deferred payment letters of credit were $76.5 million and $3.7 million, respectively, at September 30, 1997 compared to $60.8 million and $7.3 million, respectively, at December 31, 1996. These assets represent a customers liability to the Company while the Company's corresponding liability to third parties is reflected on the balance sheet as "Bankers Acceptances Outstanding" and "Deferred Payment Letters of Credit Outstanding".

Deposits

Total deposits were $976.3 million at September 30, 1997 compared to $638.6 million at December 31, 1996.

The following table provides an analysis of the Company's average deposits for the periods indicated.

                                                             Deposits
                                                           (in thousands)

                                            Quarter Ended               Quarter Ended
                                            September 30,               December 31,
                                                 1997                        1996

Non-interest bearing demand deposits        $ 64,496                    $  54,875
NOW and money market accounts                 64,535                       60,795
Savings deposits                               4,499                        7,172
Time deposits                                636,725                      434,276
Time deposits from banks
   (International Banking Facilities)        129,580                       88,267

     Total deposits                         $899,835                     $645,385



The increase in deposits during the nine months ended September 30, 1997 was primarily in time deposits and time deposits from banks due to the increased activities with such banks.

The primary sources of the Company's domestic time deposits are deposits from its branches located in Florida. The Company has three Bank branches in Miami and one each in Tampa, Winter Haven, Sarasota, and West Palm Beach. The average customer deposit from the branches is $40,000. During the quarter the Company also increased deposits from other financial institutions. In addition, the Company obtained deposits from the State of Florida as the Bank is a qualified public depository pursuant to Florida law and has also obtained approximately $36 million of brokered deposits participated out by the broker in denominations of less than $100,000 through a retail certificate of deposit program. The brokered certificate of deposit program is being used to further diversify the Company's deposit base and as a cost effective alternative for the short term funding needs of the Company.

The following table indicates the maturities and amounts of certificates of deposit and other time deposits issued in denominations of $100,000 or more as of June 30, 1997:

                                             Maturities of and Amounts
                                            of Certificates of Deposits
                                     and Other Time Deposits $100,000 or More
                                                  (in thousands)



                                              Certificates                     Other Time
                                                of Deposit                          Deposits
                                           $100,000 or More                  $100,000 or More                    Total
Three months or less                          $115,110                            $89,830                      $204,940
Over 3 through 6 months                         76,586                              7,100                        83,686
Over 6 through 12 months                        93,175                              1,750                        94,925
Over 12 months                                  25,600                                  0                     25,600

     Total                                    $310,471                            $98,680                      $409,151

Stockholders' Equity

The Company's stockholders' equity at September 30, 1997, was $93.6 million compared to $43.8 million at December 31, 1996 $38.6 million of which was obtained from the initial public offering and $11.2 million from retained earnings for the nine months ended September 30, 1997.

Interest Rate Sensitivity

The following table presents the projected maturities or interest rate adjustments of the Company's earning assets and interest-bearing funding sources based upon the contractual maturities or adjustment dates at September 30, 1997. The interest-earning assets and interest- bearing liabilities of the Company and the related interest rate sensitivity gap given in the following table may not be reflective of positions in subsequent periods.

                                              INTEREST RATE SENSITIVITY REPORT
                                                   (Dollars in thousands)

                                                                        September 30, 1997
                                     =========================================================================================
                                       0 to 30    31 to 90    91 to 180   181 to 365       1 to 5     Over 5
                                        Days        Days        Days         Days          Years       Years          Total
                                     =========================================================================================

Earning Assets:
   Loans                                $170,892    $234,436    $186,459      $81,663      $169,776     $22,029      $865,255

   Federal funds sold                     23,000           0           0            0             0           0        23,000

   Investment securities                  20,530       9,594      18,571        1,283         7,368       4,831        62,177

   Interest earning deposits with
     other banks                          21,872      25,475      30,314       13,234             0           0        90,895
                                     -------------------------------------------------   -----------------------    ----------
Total
                                         236,294     269,505     235,344       96,180       177,144      26,860     1,041,327
                                     -------------------------------------------------   -----------------------    ----------
Funding Sources:
   Savings and transaction deposits
                                          15,851      48,017                                                           63,868
   Time deposits of $100 or more
                                          52,969      62,141      76,586       93,175        25,491         109       310,471
   Time deposits under $100
                                          31,412      92,721      77,700      177,093        10,269                   389,195
   Other time deposits
                                          65,474      24,482       7,210        1,750             0           0        98,916
   Funds overnight
                                          46,400           0           0            0             0           0        46,400
                                     -------------------------------------------------   -----------------------    ----------
Total
                                        $212,106    $227,361    $161,496     $272,018       $35,760        $109      $908,850
                                     =================================================   =======================    ==========
Interest sensitivity gap
                                         $24,188     $42,144     $73,848    ($175,838)     $141,384     $26,751      $132,477
                                     =================================================   =======================    ==========

Cumulative gap                           $24,188     $66,332    $140,180     ($35,658)     $105,726    $132,477
                                     =================================================   =======================
   Cumulative gap as a percentage
   of total earning assets                 2.32%       6.37%      13.46%       -3.42%        10.15%      12.72%
                                     =================================================   =======================

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

The majority of the Company's deposits are short-term and closely match the short-term nature of the Company's assets. See "Interest Rate Sensitivity Report." At September 30, 1997 interest-earning assets maturing within six months were $741.1 million, representing 71% of total earning assets. The short-term nature of the loan portfolio and the fact that a portion of the loan portfolio consists of bankers' acceptances provides additional liquidity to the Company. Liquid assets at September 30, 1997 were $167.8 million, 14.5% of total assets, and consisted of cash and cash equivalents, due from banks-time and foreign treasury bills. At September 30, 1997 the Company had been advised of $95.5 million in available interbank funding.

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

As indicated in the stockholder's equity section above, the Company completed its initial public offering in March 1997 which resulted in significantly higher capital ratios being reported for quarterly periods in 1997. The Company expects to continue to grow and, accordingly, the ratios will continue to reduce.


                                                       Company Capital Ratios
                                                       (Dollars in thousands)



                                   September 30, 1997                                    December 31, 1996
Tier 1 risk-weighted
Capital:
     Actual                     $ 91,969                    13.3%                     $41,634                        10.2%
     Minimum                    $ 27,710                     4.0%                     $16,329                         4.0%
Total risk-weighted
capital:
     Actual                     $100,635                    14.5%                     $46,744                        11.5%
     Minimum                    $ 55,420                     8.0%                     $32,657                         8.0%
Leverage:
     Actual                     $ 91,969                     8.4%                     $41,634                         5.8%
     Minimum                    $ 32,316                     3.0%                     $21,713                         3.0%

                                                         Bank Capital Ratios
                                                       (Dollars in thousands)

                                                       September  30, 1997                    December 31, 1996

Tier 1 risk-weighted capital:                             $82,317              12.0%          $41,351                   10.1%
     Actual                                               $41,238               6.0%          $24,534                    6.0%
     Minimum to be well capitalized                       $27,492               4.0%          $16,356                    4.0%
     Minimum to be adequately capitalized
Total risk-weighted capital:                              $90,915              13.2%          $46,470                   11.4%
     Actual                                               $68,730              10.0%          $40,890                   10.0%
     Minimum to be well capitalized                       $54,984               8.0%          $32,712                    8.0%
     Minimum to be adequately capitalized
Leverage:                                                 $82,317               7.7%          $41,351                    5.7%
     Actual                                               $53,458               5.0%          $36,261                    5.0%
     Minimum to be well capitalized                       $42,767               4.0%          $29,009                    4.0%
     Minimum to be adequately capitalized

Results of Operation-Nine Months

Net Interest Income

Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds, and it constitutes the Company's principal source of income. Net interest income increased to $27.4 million for the nine months ended September 30, 1997 from $20.2 million for the same period in 1996, a 36% increase. The increase was due largely to the growth in average earning assets offset, to some extent, by a decrease in net interest margin. Average earning assets increased to $837.5 million for the nine months ended September 30, 1997 from $571.9 million for the same period in 1996, a 46% increase. Average loans and acceptances discounted increased to $669.9 million for the nine months ended September 30, 1997 from $463.8 million for the same period in 1996, a 44% increase, while average interest earning deposits with other banks increased to $106.3 million for the nine months ended September 30, 1997 from $60.4 million for the same period in 1996, a 76% increase. Net interest margin decreased to 4.3% for the nine months ended September 30, 1997 from 4.7% for the same period in 1996, a 40 basis point decrease, and the margin decreased slightly when compared to the previous quarter margin of 4.4%. The primary reasons for this decrease were (i) loan yields relative to reference rates decreased in certain countries in the Region as a result of perceived economic stability and lower credit risk, (ii) loans to larger corporate and bank customers, which command more competitive pricing, and (iii) excess liquidity in the Region which has general effect of lowering rates.

Interest income increased to $57.7 million for the nine months  ended
September 30, 1997 from $41.2 million for the same period in 1996, a 40% increase, reflecting an increase in loans in the Region and the United
States, partially offset by a decrease in prevailing interest rates and a tightening of loan spreads in the Region as discussed above. Interest expense increased to $30.3 million for the nine months ended September 30,
1997 from $21.0 million for the same period in 1996, a 44% increase, reflecting the additional deposits to fund asset growth. Average interest-bearing deposits increased to $721.5 million for the nine months ended September 30 1997 from $503.5 million for the same period in 1996, a 43% increase. The growth in deposits was primarily a result of the Company seeking additional deposits from its branch network to fund asset growth. The Company's time deposits from banks also increased to $121.3 million for the nine months ended September 30, 1997 from $95.1 million for the same period in 1996.

Provision for Credit Losses

The Company's provision for credit-losses increased to $5.0 million for the fiscal year ended September 30, 1997 from $2.4 million for the same period in 1996, a 108% increase. Net loan chargeoffs during the first nine months of fiscal year 1997 amounted to $1.6 million compared to $1.8 million for the fiscal year 1996. The allowance for credit losses was increased to $9.2 million at September 30, 1997 from $5.7 million for the end of the fiscal year 1996, a 60% increase. The increase was primarily to support the growth of the Company's loan portfolio. The ratio of the allowance for credit losses to total loans decreased to 1.06% at September 30, 1997 from approximately
1.08% at September  30, 1996.

Non-Interest  Income

Non-interest income increased to $11.3 million for the fiscal year ended September 30, 1997 from $7.8 million for the same period in 1996,  a 45% increase.  Trade  finance  fees and  commissions  increased by $2.6 million due largely to higher letters of credit volume. In addition, the Company had more lending facility fees charged during the first nine months of the fiscal year 1997 compared to fiscal year 1996. Capital market
fees increased by $1.3 million as a result of completion of various   capital
market   transactions. The increased activity reflects globalization  of investments in the Region which in turn has created more capital market opportunities in the Region. Customer service fees decreased by $489 thousand as a result of lower overdrafts experienced in the period. The other income category as of September 30, 1997 includes $109 thousand gain on sale of the minority investment in a financial institution in El Salvador.

The following table sets forth details regarding the components of non-interest income for the periods indicated.

                                                         Non-Interest Income
                                                       (Dollars in thousands)

                                                                      For the Nine Months Ended September 30,
                                                                                    1996 to 1997
                                                         1996                        % Change                   1997
Trade finance fees and commissions                      $6,494                            39%                   $9,055
Capital market fees, net                                    82                         1,573                     1,372
Customer service fees                                    1,056                           (46)                      567
Other                                                      170                            91                       324

Total non-interest income                               $7,802                            45%                  $11,318


Operating Expenses

Operating expenses increased to $16.3 million for the nine months ended September 30, 1997 from $13.7 million for the same period in 1996, a 19% increase. Employee compensation and benefits increased to $8.8 million for the nine months ended September 30, 1997 from $7.2 million for the same period in 1996, a 22% increase. This was primarily due to an increase in the number of employees to 253 at September 30, 1997 from 214 for the same period in 1996.
The majority of the additional employees were added to support the two branches opened during the first nine months of 1997. Occupancy expenses have remained relatively consistent at $2.3 million. Other expenses increased to $5.2 million for the nine months ended September 30, 1997 from $4.4 million for the same period in 1996, primarily due to a loss realized in liquidating inventory which was acquired in 1996 as a result of a default on a loan. Directors fees decreased by 23% during the nine months ended September 30, 1997. Insurance and examination fees (FDIC and OCC) increased to $249 thousand for the nine months ended September 30, 1997 from $119 thousand for the same period in 1996. As a result of the enactment of the Federal Deposit Insurance Funds Act of 1996 on September 30, 1996, commercial banks are now required to pay part of the interest on the Financing Corporation ("FICO") bonds issued to deal with the savings and loan crisis of the late 1980's. The Company's efficiency ratio remains favorably below the industry average at 42%.

The following table sets forth detail regarding the components of operating expenses for the periods indicated.


                                                         Operating Expenses
                                                       (Dollars in thousands)

                                                                 For the Nine Months Ended September 30,
                                                                                     1996 to 1997
                                                             1996                      % Change                   1997
Employee compensation and benefits                         $ 7,187                          22%                $ 8,796
Occupancy and equipment                                      2,179                           6                   2,318
Other operating expenses                                     3,421                          19                   4,326
Directors' fees                                                823                         (23)                    634
Insurance and examination fees (FDIC and
      OCC)                                                     119                         (53)                    249

Total operating expenses                                   $13,729                          15%                $16,323



Results of Operation-Quarter

Net Interest Income

Net interest income increased to $10.5 million for the quarter ended September 30, 1997 from $7.1 million for the same period in 1996, a 48% increase. The primary increase was in average earning assets offset, to some extent, by a decrease in net interest margin. Average earning assets increased to $974.6 million for the quarter ended September 30, 1997 from $632.6 million for the same period in 1996, a 52% increase. Average loans and acceptances discounted increased to $786.6 million for the quarter ended September 30, 1997 from $517.6 million for the same period in 1996, a 38% increase, while average interest earning deposits with other banks increased to $10,0.3 million for the quarter ended September 30, 1997 from $77.8 million for the same period in 1996, a 29% increase. Net interest margin decreased to 4.2% for the quarter ended September 30, 1997 from 4.4% for the same period in 1996, a decrease of 20 basis points, and the margin decreased by 30 basis points when compared to the previous quarter margin of 4.5%.

Interest income increased to $22.6 million for the quarter ended September 30, 1997 from $15.0 million for the same period in 1996, a 51% increase. Interest expense increased to $12.0 million for the quarter ended September 30, 1997 from $7.8 million for the same period in 1996, a 54% increase, reflecting the additional deposits to fund asset growth. Average interest-bearing deposits increased to $835.3 million for the quarter ended September 30 1997 from $558.8 million for the same period in 1996, a 49% increase.
The growth in deposits was primarily a result of the Company seeking new deposits of to fund asset growth. The Company's time deposits from banks also increased to $129.6 million for the quarter ended September 30, 1997 from $102.7 million for the same period in 1996.

YIELDS EARNED AND RATES PAID
(Dollars in thousands)


                                                            For Nine Months Ended                       For Nine Months Ended
                                                              September 30, 1996                         September 30, 1997

                                                      Average       Revenue/      Yield/    Average   Revenue/    Yield/
                                                      Balance       Expense        Rate     Balance   Expense     Rate

Total Interest Earning Assets

Loans:

    Commerical loans                                      354,253   26,009(1)    9.68%     544,636    38,474(1)    9.32%
    Mortgage loans                                         11,161      709       8.38%      10,898       692       8.37%
    Installment loans                                         383       28       9.64%         347        25       9.50%
    Acceptances Discounted                                 91,941    6,981      10.01%     107,663     7,913       9.69%
    Overdrafts                                              6,091      818      17.71%       6,358       923      19.14%

Total Loans (1)                                           463,829   34,545       9.82%     669,902    48,027       9.45%

Investments                                                26,617    1,525       7.56%      42,191     2,058       6.43%
Federal funds sold                                         21,152      863       5.38%      19,132       791       5.45%
Time Deposit with Banks                                    60,354    4,279       9.35%     106,318     6,863       8.51%

     Total Investments and Time Deposits with Banks       108,123    6,668       8.13%     167,641     9,712       7.64%

Total Interest Earning assets                             571,952   41,212       9.50%     837,543    57,739       9.09%

Total non interest earning assets                          88,467                           95,480

Total Assets                                              660,419                          933,023


Interest Bearing Liabilities

Deposits:

    Super NOW, NOW                                         16,176      400       3.26%      15,635       226       1.91%
    Money Market                                           40,342    1,505       4.92%      44,339     1,554       4.62%
    Presidential Market                                     3,443      100       3.83%       3,341        72       2.84%
    Super Savings, Savings                                  9,127      222       3.21%       4,402       104       3.12%
    Certificate of Deposits (including IRA)               339,198   14,961       5.82%     532,465    23,379       5.79%
    Time Deposits with Banks (IBF)                         95,063    3,817       5.29%     121,283     4,824       5.24%
    Collateral Accounts                                       133        2       1.98%          61         1       2.16%

Total Deposits                                            503,482   21,007       5.50%     721,526    30,159       5.51%

Federal Funds Purchased                                       321       14       5.75%       4,062       173       5.62%

Other Borrowings                                              219        0       0.00%           0         0       0.00%

Total interest bearing liabilities                        504,022   21,020       5.50%     725,588    30,333       5.51%

Non interest bearing liabilities

    Demand Deposits                                        46,727                           60,992
    Other Liabilities                                      71,454                           70,798

Total non interest bearing liabilities                    118,181                          131,790

Stockholders' equity                                       38,216                           68,760

Total liabilities and stockholder's equity                660,419                          926,138
                                                      ===========                        =========

Net Interest income / net interest spread                           20,191       4.00%                27,406       3.58%

Margin
Interest income / interest earning assets                                        9.50%                             9.09%

Interest expense / interest earning assets                                       4.85%                             4.78%

    Net interest margin                                                          4.66%                             4.32%

(1)  Interest income for calculating yields includes $214
& $219  thousand of loan fees for the year to date ended
September 30, 1996 and September 30, 1997, respectively.

YIELDS EARNED - DOMESTIC AND FOREIGN EARNING ASSETS
(dollars in thousands)

                                                     Nine Months Ended September 30, 1996   Nine Months Ended September 30, 1997
                                                                         Avg     %of                             % of
                                                    Average              Yield   Avg      Average              Average    Average
                                                    Balance  Interest    Rate   Assets    Balance   Income    Yield/Rate   Assets
Total Interst Earning Assets

Loans:
     Domestic                                         157,185  12,607(1)  10.5%   23.8%    168,643   13,198 (1) 10.3%      18.1%
     Foreign                                          306,644  21,938      9.4%   46.4%    501,259   34,829      9.2%      53.7%
                                                    --------- -------   ------- -------  ------------------    -----------------
Total Loans                                           463,829  34,545      9.8%   70.2%    669,902   48,027      9.5%      71.8%

Investments and time deposits with banks
   Domestic                                            41,976   1,982      6.2%    6.4%     53,296    3,407      8.4%       5.7%
   Foreign                                             66,147   4,686      9.3%   10.0%    114,345    6,305      7.3%      12.3%
                                                    --------- -------   ------- -------  ------------------    -----------------
     Total Investments and Time Deposit  with Banks   108,123   6,668      8.1%   16.4%    167,641    9,712      7.6%      18.0%

Total Interest Earning assets                         571,952  41,213      9.5%   86.6%    837,543   57,739      9.1%      89.8%
                                                              =======                               =========  ========

Total non interest earning assets                      88,467                          13.4%     95,480                    10.2%
                                                                                     -------                               ------

Total Assets                                          660,419                         100.0%    933,023                   100.0%
                                                    =========                        =======  =========                  =======

(1) Interest income for calculating yields includes $214 and $219 thousand of loan fees for the nine months ended September 30, 1996 and September 30, 1997, respectively.

Provision for Credit Losses

The Company's provision for credit-losses increased by $2.1 million for the quarter ended September 30, 1997 from $1.5 million for the same period in 1996, a 40% increase. Net loan chargeoffs during the third quarter in fiscal year
1997 amounted to $497 thousand compared to $1.8 million for the fiscal year 1996. The allowance for credit losses was increased to $9.2 million at September 30, 1997 from $5.7 million at the end of the fiscal year 1996, a
60% increase. The increase was primarily to support the growth of the Company's loan portfolio. The ratio of the allowance for credit losses
to  total  loans   decreased   slightly  to approximately  1.06% at September
30, 1997 from approximately 1.08% at September 30, 1996.

Non-Interest  Income

Non-interest income increased to $4.2 million for the quarter ended September 30, 1997 from $2.9 million for the same period in 1996, a 46% increase. Trade finance fees and commissions increased by $652 thousand due largely to higher letters of credit volume. In addition, the Company had more lending facility fees charged during the third quarter of fiscal year 1997 compared to the same period in fiscal year 1996 as a result of the loan growth experienced during the third quarter of fiscal year 1997. Capital market fees increased by $727 thousand as a result of various capital market transactions. Customer service fees decreased by $69 thousand as a result of lower overdrafts experienced in the period.

The following table sets forth details regarding the components of non-interest income for the periods indicated.

                                                        Non-Interest Income
                                                       (Dollars in thousands)

                                                           For the Quarter Ended September 30,
                                                                                   1996 to 1997
                                                         1996                        % Change                   1997
Trade finance fees and commissions                      $2,497                               26%                $3,149
Capital market fees, net                                    81                              897                    808
Customer service fees                                      215                              (32)                   146
Other                                                       67                               12                     75

Total non-interest income                               $2,860                               46%                $4,178



Operating Expenses

Operating expenses increased to $5.4 million for the quarter ended September 30, 1997 from $4.7 million for the same period in 1996, a 15% increase. Employee compensation and benefits increased to $3.3 million for the quarter ended September 30, 1997 from $2.6 million for the same period in 1996, a 25% increase. This was primarily due to an increase in the number of employees to 253 at September 30, 1997 from 214 for the same period in 1996, mostly in employees added to support the two branches opened during the first and second quarters of 1997, as well as salary increases for existing personnel.
Occupancy expenses increased to $840 thousand in the third quarter of 1997, a 18% increase when compared to the third quarter in 1996. Other expenses decreased slightly to $1.3 million for the quarter ended September 30, 1997 from $1.4 million for the same period in 1996.

The following table sets forth detail regarding the components of operating expenses for the periods indicated.


                                                         Operating Expenses
                                                       (Dollars in thousands)

                                                              For the Quarter Ended September 30,


                                                                                   1996 to 1997
                                                          1996                       % Change                     1997
Employee compensation and benefits                       $2,609                            25%                 $3,267
Occupancy and equipment                                     711                            18                     840
Other operating expenses                                  1,096                            (4)                  1,053
Directors' fees                                             272                           (23)                    210
Insurance and examination fees (FDIC and
      OCC)                                                   42                            79                      75

Total operating expenses                                 $4,730                            15%                 $5,445

                                     HAMILTON BANCORP, INC. AND SUBSIDIARY

                                       CALCULATION OF EARNINGS PER SHARE
                                (Dollars in thousands, except per share data)
EXHIBIT 1

                                                 Three Months Ended                     Nine Months Ended
                                                    September 30,                          September 30,
                                        ---------------------------------         --------------------------------------
                                           1997                 1996                1997                1996
                                        ---------        ----------------         -----------       -------------

Primary
Weighted average number of
  common shares outstanding                 9,827,949           5,205,030           8,462,114           5,205,030

Common equivalent shares
  outstanding - options                       366,129             225,000             366,129             225,000
                                     ----------------     ---------------         -----------       -------------

Total common and common
  equivalent shares outstanding            10,194,078           5,430,030           8,828,242           5,430,030

Net income                                     $4,630              $2,340             $11,193              $7,319

Primary earings per share                       $0.45               $0.43               $1.27               $1.35

Fully diluted:

Weighted average number of
  common shares outstanding                 9,827,949           5,205,030           8,462,114           5,205,030

Common equivalent shares
  outstanding - options                       371,156             225,000             371,156             225,000
                                     ----------------     ---------------         -----------       -------------

Total common and common
  equivalent shares outstanding            10,199,105           5,430,030           8,833,270           5,430,030

Net income                                     $4,630              $2,340             $11,193              $7,319

Fully diluted earnings per share                $0.45               $0.43               $1.27               $1.35