Form 10-K405
period 1997-12-31
HAMILTON BANCORP INC
filed 1998-03-30
CIK 894172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended               December 31, 1997
                         -------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __________________ to ____________________


                         Commission file number 0-20960


                              Hamilton Bancorp Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Florida                                           65-0149935
--------------------------------------------------------------------------------
 (State or Other Jurisdiction                           (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)


3750 N.W. 87th Avenue, Miami, Florida                         33178
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)


Registrant's telephone number, including area code  (305) 717-5500
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED

         None                         -----------------------------------------


Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    -----


                            [COVER PAGE 1 OF 2 PAGES]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this From 10-K. [X]

         The aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant as of March 16, 1998 was $265,528,511 based upon the average of the high and low price of a share of Common Stock as reported by the NASDAQ National Market on such date. As of March 16, 1998, 9,847,699 shares of Registrant's Common Stock were outstanding.

                            -------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE.

         Certain portions of the following documents (as more specifically identified elsewhere in this Annual Report) are incorporated by reference herein:

                                                                        Part of Form 10-K into which
         Name of Document                                               the document is incorporated

Portions of the Registrant's Proxy Statement for                                Part III
1998 Annual Meeting of Stockholders




                            [COVER PAGE 2 OF 2 PAGES]

                                     PART I

ITEM 1. BUSINESS.

         General

         Hamilton Bancorp Inc. ("Bancorp"), through it subsidiary, Hamilton Bank, N.A. (the "Bank"), (Bancorp and the Bank are collectively referred to herein as the "Company"), is engaged in providing global trade finance with particular emphasis on trade with and between South America, Central America and the Caribbean (collectively, the "Region") and the United States or otherwise involving the Region. Management believes that trade finance provides the Company with the opportunity for substantial and profitable growth, primarily with moderate credit risk, and that the Bank is the only domestic financial institution in the State of Florida focusing primarily on financing foreign trade. Through its relationships with approximately 500 correspondent banks and with importers and exporters in the United States and the Region, as well as its location in South Florida, which is becoming a focal point for trade in the Region, the Company has been able to take advantage of substantial growth in this trade. Much of this growth has been associated with the adoption of economic stabilization policies in the major countries of the Region.

         The Company operates in all major countries throughout the Region and has been particularly active in several smaller markets, such as Guatemala, Ecuador, Panama and Peru. Management believes that these smaller markets are not primary markets for the larger, multinational financial institutions and, therefore, customers in such markets do not receive a similar level of service from such institutions as that provided by the Company. To enhance its position in certain markets, the Company has made minority investments in indigenous financial institutions in Guyana and Haiti. The Company has also strengthened its relationships with correspondent financial institutions in the Region by acting as placement agent, from time to time, for debt instruments or certificates of deposit issued by many of such institutions.

         The Company seeks to generate income by participating in multiple aspects of trade transactions that generate both fee and interest income. The Company earns fees primarily from opening and confirming letters of credit and discounting acceptances and earns interest on credit extended, primarily in the form of commercial loans, for pre- and post-export financing, such as refinancing of letters of credit, and to a lesser extent, from discounted acceptances. As the economy in the Region has grown and stabilized and the Company has begun to service larger customers, the balance of the Company's trade financing activities has shifted somewhat from letters of credit to the discounting of commercial trade paper and the granting of loans, resulting in relatively less fee income but increased interest income. Virtually all of the Company's business is conducted in United States dollars. Management believes that the Company's primary focus on trade finance, its wide correspondent banking network in the Region, broad range of services offered, management experience, reputation and prompt decision-making and processing capabilities provide it with important competitive advantages in the trade finance business. The Company seeks to mitigate its credit risk through its knowledge and analysis of the markets it serves, by obtaining third-party guarantees of both local banks and importers on many transactions, by often obtaining security interests in goods being financed and by the short-term, self-liquidating nature of trade transactions. At December 31, 1997, 68% of the Company's loan portfolio consisted of short-term trade related loans with an average original maturity of approximately 180 days and 80% maturing within 365 days. Credit is generally extended under specific credit lines for each customer and country. These credit lines are reviewed at least annually.

         Lending activities are funded primarily through domestic consumer deposits gathered through a network of seven branches in Florida as well as deposits received from correspondent banks, corporate customers and private banking customers within the Region. The Company opened an additional branch in San Juan, Puerto Rico in March, 1998. The Company's branches are strategically located in markets where it believes that there is both a concentration of retail deposits and foreign trade activity. The Company also participates in various community lending activities, and under several United States and Florida laws and regulations the Bank is considered a minority bank and is able to participate in certain beneficial minority programs involving both deposits and loans.

         Background of the Company

         Bancorp (initially known as Southern Bancorp Inc.) was formed as a bank holding company in 1988 in Miami, Florida, to acquire 99.7% of the issued and outstanding shares of the Bank, a Miami-based national bank then known as Alliance National Bank. The Bank was acquired by Bancorp to take advantage of perceived opportunities to finance foreign trade between United States corporate customers and companies in the Region, as the area emerged from the Latin American debt crisis of the early 1980's, particularly since most non-Regional financial institutions had limited interest in financing trade with the Region at that time. Members of Bank management, who had extensive experience in trade finance in the Region, re-established contacts in the Region, primarily with banks. The Bank initially offered its services confirming letters of credit for banks in the Region. The Bank then began to market its other trade related services and products to beneficiaries of its letters of credit. As the Bank's relationships with correspondent banks developed and as it developed corporate clients in the United States, the Bank's trade finance activity continued to increase. The Bank's business expanded into its other products and services, which primarily included other types of trade financing instruments.

         Market for Company Services

         International trade between the United States and the Region as well as between the State of Florida and the Region has grown significantly during the five year period ended December 31, 1997. Recent treaties and agreements relating to trade are expected to eliminate certain trade barriers and open up certain economic sectors to competition, as well as to liberalize trade between the United States and many countries with respect to a variety of goods and services. A high and increasing percentage of this trade requires financing. The growth and importance of trade in the United States and the Region also increases the number of small and medium-sized firms engaged in trade and in need of trade finance services. Many financial institutions in the United States in general and Florida in particular are not adequately staffed to handle such financing on a large scale, or to judge the creditworthiness of companies or banks in the Region and, accordingly, eschew trade financing or limit the scope of their trade financing activity. This has been partially responsible for the expanding market for the Company's trade financing services.

         Management believes that the Company has carved out a niche for itself as the only Florida financial institution the business of which is focused predominantly on financing foreign trade in the Region. The Company initially focused on providing services and products to smaller banks and corporate customers in the Region and smaller companies in Florida doing business in the Region, as well as financial institutions and customers in smaller countries in the Region where a more limited number of large, multinational banks conduct business. The Company's willingness to provide trade financing in these situations frequently results in it obtaining business from the same customers involving larger countries in the Region, as well. A significant percentage of the Company's trade financing business now involves such larger countries. The Company does not, however, have a significant share of the overall market in larger countries in the Region, such as Brazil and Argentina, where it competes more frequently with larger, multinational financial institutions. The Company also provides products and services for multinational corporations, such as major commodities houses, and purchases participation interests in the trade financing of multinational financial institutions to companies in the Region. The Company's trade financing allows for the movement of commodities such as sugar, grain and steel, and consumer goods such as textiles and appliances, as well as computer hardware, capital equipment and other items.

         Trade Finance Services and Products

         The manufacture or production and distribution of any products or goods generally results in a number of trade transactions which, together, make up a trade cycle. For example, a seller of shirts purchases buttons and materials, arranges for manufacture and often contracts with a distributor who sells the products to retailers. The Company attempts to become involved in and to finance as many stages of a trade cycle as possible. Since the Company's primary focus is on trade finance, the Company offers a wider array of trade finance products and services than most institutions it competes with, although some of the Company's products and services, such as import and export letters of credit, are offered by almost all financial institutions engaged in trade finance, and most of the Company's products are offered by some financial institutions. The principal trade related products and services which the Company offers include:

 .    COMMERCIAL DOCUMENTARY LETTERS OF CREDIT. Commercial documentary letters of credit are obligations issued by a financial institution in connection with trade transactions where the financial institution's credit is effectively substituted for that of its customer, who is buying goods or services from the beneficiaries of those letters of credit. When the bank issuing a letter of credit is not well known or is an unacceptable risk to the beneficiary, the issuing bank must obtain a guarantee or confirmation of the letter of credit by an acceptable bank in the beneficiary's market.
     When the Company confirms a letter of credit it assumes the credit risk of the issuing bank and generally takes a security interest in the goods being financed. These obligations, which are governed by their own special set of legal rules, call for payment by the financial institution against presentation of certain documents showing that the purchased goods or services have been provided or are forthcoming. From time to time, a financial institution issues a commercial documentary letter of credit ("back-to-back") against receipt of a letter of credit from another bank in order to finance the purchase of goods. The Company commenced its trade financing activities by confirming letters of credit for correspondent financial institutions in the Region and then began to sell other products and services to the beneficiaries of such letters of credit. Commercial letters of credit are contingent liabilities of the Company that are not recorded on the Company's balance sheet and which generate fee income. Upon payment of a letter of credit, the Company may refinance the obligation through a loan which will be reflected on the Company's balance sheet as "Loans-net."

 .    BANKERS' ACCEPTANCES. A bankers' acceptance is a time draft drawn on a bank and accepted by it. Acceptance of the draft obligates the bank to unconditionally pay the face value to whomever presents it at maturity. Drafts accepted by the Company are reflected on the asset side of the Company's balance sheet as "Due from Customers on Bankers' Acceptances" and on the liability side as "Bankers' Acceptances Outstanding." The Company receives a fee upon acceptance of a draft. Discounted bankers' acceptances represent the purchase by a financial institution of a draft at a discount. This assists an exporter in providing terms to an importer under a letter of credit and also provides liquidity to the exporter. Discounted bankers' acceptances are discounts of forward maturity items and are included on the Company's balance sheet under "Loans-net." The Company receives both fee and interest income from discounted bankers' acceptances.

 .    DISCOUNTED TRADE ACCEPTANCES. Discounted trade acceptances represent an obligation of an importer to pay money on a certain date in the future, which obligation has been accepted by the importer as payable to the exporter, then sold by the exporter at a discount to a financial institution. If with recourse, at maturity of the acceptance, the financial institution as holder of this instrument has recourse to the exporter as well as the accepting importer. If without recourse, the financial institution holding the acceptance has no recourse to the exporter, but only to the accepting importer. Discounted trade acceptances are discounts of forward maturity items and are included on the Company's balance sheet under "Loans-net." The Company receives primarily interest income from discounted trade acceptances.

 .    PRE-EXPORT FINANCING. Pre-export financing is provided by a financial institution, either directly or indirectly through a second bank, to an exporter who has a definitive international contract for the sale of certain goods or services. Such financing funds the exporter's manufacture, assembly and sale of these goods or services to the purchaser abroad. Pre-export financing is reflected on the balance sheet as "Loans-net". The Company receives primarily interest income from pre-export financing.

 .    WAREHOUSE RECEIPT FINANCING. Warehouse receipt financing provides temporary financing, usually at a significant loan to collateral discount, for goods temporarily held in an independent warehouse pending their sale and/or delivery in a trade transaction. The goods are evidenced by a receipt issued by the independent warehouse where the goods are stored. Possession of that receipt gives the financial institution a perfected security interest in those goods to collateralize the credit that it is providing. Warehouse receipt financing is reflected on the balance sheet as "Loans-net". The Company receives primarily interest income from warehouse receipt financing.

 .    DOCUMENTARY COLLECTIONS. For a fee, a United States financial institution will assist financial institutions to collect at maturity various drafts, acceptances or other obligations which have come due and which are owed by parties abroad or in the United States. Documentary collections are not reflected on the balance sheet and are not contingent obligations of the Company. The Company receives fee income from documentary collections.

 .    FOREIGN EXCHANGE TRANSACTIONS. Foreign exchange services consist of the purchase of foreign currency on behalf of a customer. This service includes both spot and forward transactions. Such transactions may be conducted in both hard and soft currencies (i.e., those which are widely accepted internationally and those that are not). The Company conducts such transactions in both types of currencies. Foreign exchange transactions are not reflected on the balance sheet and represent contingent liabilities of the Company. The Company receives fee income from foreign exchange transactions.

 .    STANDBY LETTERS OF CREDIT. Standby letters of credit effectively represent a guarantee of payment to a third party by a financial institution, usually not in connection with an individual trade transaction. The Company does not favor standby letters of credit. They are only issued by the Company in situations where the Company believes it is adequately and properly secured or that the customer is in very strong financial condition. Standby letters of credit are not reflected on the balance sheet and represent contingent liabilities of the Company. The Company receives fee income from standby letters of credit.

 .    INTERNATIONAL CASH MANAGEMENT. The Company assists corporations and banks in the Region with the clearing of checks drawn on United States financial institutions. As a United States financial institution and a member of the Federal Reserve System, the Bank is able to provide quick and efficient clearing of these items. The provision of these services often leads to the Company providing other products and services to corporations and banks.

         Most of the Company's customers are serviced through its International Banking and Domestic Corporate Trade Departments. The International Banking Department services the Company's international corporate and correspondent banking customers. The Domestic Corporate Trade Department services United States-based relationships, primarily with domestic corporate clients. Each corporate customer's account is coordinated by a specific officer at the Company. Each such customer will also generally do business with the Company officers responsible for the countries involved in a particular transaction. Company officers meet in person with key officials from each of the correspondent banks and corporate customers each year. In addition, the Company communicates with its correspondent banks and corporate customers in a variety of other ways.

         Competition

         International trade financing is a highly competitive industry that is dominated by large, multinational financial institutions such as Citibank, N.A., Swiss Bank Corporation and Barclays, among others. With respect to trade finance in or relating to larger countries in the Region, primarily in South America, these larger institutions are the Company's primary competition. The Company has less competition from these multinational financial institutions providing trade finance services with or in smaller countries in the Region, primarily in Central America and the Caribbean, because the volume of trade financing in such smaller countries has not been as attractive to these larger institutions. With respect to Central American and Caribbean countries, as well as United States domestic customers, the Company also competes with regional United States and smaller local financial institutions engaged in trade finance. Many of the Company's competitors, particularly multinational financial institutions, have substantially greater financial and other resources than the Company. In general, the Company competes on the basis of the range of services offered, convenience and speed of service, correspondent banking relationships and on the basis of the rates of fees and commissions charged. Management believes that none of the Company's significant United States competitors have the focus on trade finance and offer the range of services that the Company offers. Management further believes that the Company's strong trade culture, range of services offered, liquid portfolio, management experience, reputation, and prompt decision-making and processing capabilities provide it with a competitive advantage that allows it to compete favorably with its competitors for the trade finance business in the Region. The Company also has adjusted to its competition by often participating in transactions with certain of its competitors, particularly the larger, multinational financial institutions.

         Although to date the Company has competed successfully, on a limited basis, in those countries in the Region which have high trade volumes, such as Brazil and Argentina, there can be no assurance that the Company will be able to continue competing successfully in those countries with either large, multinational financial institutions or regional United States or local financial institutions. Any significant decrease in the Company's trade volume in such large-volume countries could adversely affect the Company's result of operations. Although the Company faces less competition from multinational financial institutions in those countries in the Region, particularly countries in Central America and the Caribbean, where the trading volume has not been large enough to be meaningful for multinational financial institutions, there can be no assurance that such financial institutions will not seek to finance greater volumes of trade in those countries or that the Company would be able to successfully compete with such financial institutions in the event of increased competition. In addition, there is no assurance that the Company will be able to continue to compete successfully in smaller countries with the regional United States financial institutions and smaller local financial institutions engaged in trade finance in such countries. Continued political stability and improvement in economic conditions in such countries are likely to result in increased competition.

         Employees

         At December 31, 1997 the Company had 250 full-time employees. The Company's employees are not represented by a collective bargaining group, and the Company considers its overall relations with its employees to be good.

         Bancorp Regulation

         GENERAL

         As a result of its ownership of the Bank, Bancorp is registered as a bank holding company, and is regulated and subject to periodic examination by the Board of Governors of the Federal

Reserve System ("FRB") under the United States Bank Holding Company Act ("BHC Act").

         Pursuant to the BHC Act and the FRB's regulations, Bancorp is limited to the business of owning, managing or controlling banks and engaging in certain other financial related activities, including those activities that the FRB determines from time to time to be so closely related to the business of banking as to be a proper incident thereto.

         The BHC Act requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of a bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it already owns a majority of such bank's voting shares) or (iii) merge or consolidate with any other bank holding company.

         Bancorp is required by the FRB to act as a source of financial strength and to take measures to preserve and protect the Bank. As a result, Bancorp may be required to inject capital in the Bank if the Bank at any time lacks such capital and requires it. The FRB may charge a bank holding company such as Bancorp with unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. Any loans from Bancorp to the Bank which would count as capital of the Bank must be on terms subordinate in right of payment to deposits and to most other indebtedness of the Bank.

         The FRB, the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC") collectively have extensive enforcement authority over bank holding companies and national banks in the United States. This enforcement authority, initiated generally for violations of law and unsafe or unsound practices, includes, among other things, the ability to assess civil money penalties, to initiate injunctive actions and to terminate deposit insurance in extreme cases.

         The FRB's, the OCC's and the FDIC's enforcement authority was enhanced substantially by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FIRREA significantly increased the amount and the grounds for civil money penalties. Also, under FIRREA, should a failure of the Bank cause a loss to the FDIC, any other FDIC-insured subsidiaries of Bancorp could be required to compensate the FDIC for the estimated amount of the loss (Bancorp does not currently have any such subsidiaries). Additionally, pursuant to FDICIA, Bancorp in the future could have the potential obligation to guarantee the capital restoration plans of any undercapitalized FDIC insured depository institution subsidiaries it may control.

         CAPITAL ADEQUACY

         The federal bank regulatory authorities have adopted risk-based capital guidelines to which Bancorp and the Bank are each subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profile among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy and minimizes disincentives to holding liquid, low-risk assets. These risk-based capital ratios are determined by allocating assets and specified off-balance sheet financial instruments into four weighting categories, with higher levels of capital being required for the categories perceived as representing greater risk.

         Under these guidelines a banking organization's capital is divided into two tiers. The first tier (Tier 1) includes common equity, perpetual preferred stock (excluding auction rate issues) and minority interests that are held by others in a consolidated subsidiary, less goodwill and any disallowed intangibles. Supplementary (Tier 2) capital includes, among other items, cumulative and limited-life preferred stock, mandatory convertible securities, subordinated debt and the allowance for loan and lease losses, subject to certain limitations and less required deductions as provided by regulation.

         Banking organizations are required to maintain a risk-based capital ratio of total capital (Tier 1 plus Tier 2) to risk-weighted assets of 8% of which at least 4% must be Tier 1 capital. The federal bank regulatory authorities may, however, set higher capital requirements when a banking organization's particular circumstances warrant. As a general matter, banking organizations are expected to maintain capital ratios well above the regulatory minimums. The risk-based capital ratios of Bancorp and the Bank as of December 31, 1996 and 1997 are discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources."

         In addition, the federal bank regulatory authorities have established guidelines for a minimum leverage ratio (Tier 1 capital to average total assets). These guidelines provide for a minimum leverage ratio of 3% for banking organizations that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating. Banking organizations not meeting these criteria or which are experiencing or anticipating significant growth are required to maintain a leverage ratio which exceeds the 3% for banking organizations that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating. Banking organizations not meeting these criteria or which are experiencing or anticipating significant growth are required to maintain a leverage ratio which exceeds the 3% minimum by at least 100 to 200 basis points. The leverage ratios of Bancorp and the Bank as of December 31, 1996 and 1997 are discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         Failure to meet applicable capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies available to the federal bank regulatory authorities, including limitation on the ability to pay dividends, the issuance of a capital directive to increase capital and, in the case of a bank, the termination of deposit insurance by the FDIC or (in severe cases) the appointment of a conservator or receiver.

         INTERSTATE BANKING

         As of September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "RNA") permitted adequately capitalized and managed bank holding companies to acquire control of banks in any state. Although individual states could authorize interstate branches earlier, beginning on June 1, 1997, the RNA provides for banks to branch across state lines, unless a state elects to opt-out entirely. Florida has allowed bank holding companies from the Southeastern United States to acquire banks in Florida since 1984, and in 1994 this was expanded to include bank holding companies from other parts of the United States as well. In 1996 Florida enacted legislation which allows out-of-state banks as of June 1, 1997 to enter Florida by merger with an existing Florida-based bank, and thereafter to branch throughout the state. This may further increase competition for the Bank by allowing large banks from other parts of the United States to operate directly in Florida.

         Regulation of the Bank

         GENERAL

         The Bank, as an FDIC-insured national bank, is subject to regulation primarily by the OCC, and secondarily by the FDIC. Also, as a national bank, the Bank is a member of the Federal Reserve System, and its operations are therefore also subject to certain FRB regulations. Various other federal and state consumer laws and regulations also affect the operations of the Bank.

         As a national bank, the Bank may be able to engage in certain activities approved by the OCC which the FRB would not necessarily approve for Bancorp or its non-national bank subsidiaries. The OCC has been particularly aggressive in recent years in allowing national banks to undertake an ever-increasing range of securities and insurance activities. Along these lines, pursuant to certain revisions to the OCC's regulations pertaining to national bank activities effective on December 31, 1996, national banks, among other things, will be permitted on a case-by-case basis to operate subsidiaries that may engage in activities some of which are not permissible for the bank itself. Although the revised regulations do not authorize any new activities per se, it is expected that national banks, if eligible and if they obtain the approval of the OCC, will use them to expand further into the businesses of insurance and securities underwriting.

         The revised OCC regulations contain "fire walls" intended to protect a national bank from the risks taken by its subsidiary, including a 10% cap on the amount of bank capital that may be invested in the new subsidiary, as well as requirements that extensions of credit to the operating subsidiary be fully-collateralized and that transactions between the bank and the subsidiary be conducted at arm's-length. Also, other safeguards are that the parent national bank's exposure to any losses the subsidiary may incur be limited to the bank's equity investment in the subsidiary, and that the parent national bank be well-capitalized both before and after the investment is made.

         Since OCC approval is required on a case-by-case basis for an eligible bank to be permitted to engage in activities not permissible for the bank to conduct directly, it is unclear at this time what the effect of these revised regulations on the operations of national banks will be.

         As a national bank, the Bank may not ordinarily lend more than 15% of its capital unsecured to any one borrower, and may lend up to an additional 10% of its capital to that same borrower on a fully secured basis involving readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, equal at least to the amount borrowed. In addition, there are various other circumstances in which the Bank may lend in excess of such limits, including authority to lend up to 35% of capital and surplus when the loan is secured by documents of title to readily marketable staples and certain other exceptions relevant to international trade finance.

         Federal law also imposes additional restrictions on the Bank with respect to loans and extensions of credit to certain related parties and purchases from and other transactions with Bancorp's principal shareholders, officers, directors and affiliates. Extensions of credit (i) must be made on substantially the same terms (including interest rates and collateral) as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with members of the general public or otherwise available to any employee of the Bank, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. In addition, extensions of credit to each such person beyond certain limits set by applicable law must be approved by the Bank's Board of Directors, with the individual who is applying for the credit abstaining from participation in the decision. The Bank also is subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties against the Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the Bank or the imposition by the FRB of a cease and desist order.

         DIVIDENDS

         The Bank is subject to legal limitations on the frequency and amount of dividends that can be paid to Bancorp. The OCC, in general, also has the ability to prohibit dividends by the Bank which would otherwise be permitted under applicable regulations if the OCC determines that such distribution would constitute an unsafe or unsound practice.

         For the Bank, the approval of the OCC is required for the payment of dividends in any calendar year if the total of all dividends declared by the Bank in that year exceeds the current year's net income combined with the retained net income of the two preceding years. "Retained net income" means the net income of a specified period less any common or preferred stock dividends declared for that period. Moreover, no dividends may be paid by a national bank in excess of its undivided profits account.

         In addition, the FRB and the FDIC have issued policy statements which provide that, as a general matter, insured banks and bank holding companies may pay dividends only out of current operating earnings.

         In accordance with the above regulatory restrictions, the Bank currently has the ability to pay dividends, and on December 31, 1997 an aggregate of $31.3 million was available for the payment of dividends to Bancorp without prior regulatory approval.

         There are also statutory limits on other transfer of funds to Bancorp and any other future non-banking subsidiaries of Bancorp by the Bank, whether in the form of loans or other extensions of credit, investments or asset purchases. Such transfers by the Bank generally are limited in amount to 10% of the Bank's capital and surplus, to Bancorp or any such future Bancorp subsidiary, or 20% in the aggregate to Bancorp and all such subsidiaries. Furthermore, such loans and extensions of credit are required to be fully collateralized in specified amounts depending on the nature of the collateral involved.

         FDICIA

         FDICIA was enacted on December 19, 1991. It substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to other federal banking statutes. FDICIA provided for, among other things, (i) a recapitalization of the Bank Insurance Fund of the FDIC (the "BIF") by increasing the FDIC's borrowing authority and providing for adjustments in its assessments rates; (ii) annual on-site examinations of federally-insured depository institutions by banking regulators; (iii) publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants; (iv) the establishment of uniform accounting standards by federal banking agencies; (v) the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with more scrutiny and restrictions placed on depository institutions with lower levels of capital;
(vi) additional grounds for the appointment of a conservator or receiver; (vii) a requirement that the FDIC use the least-cost method of resolving cases of troubled institutions in order to keep the costs to insurance funds at a minimum; (viii) more comprehensive regulation and examination of foreign banks;
(ix) consumer protection provisions, including a Truth-in-Savings Act; (x) a requirement that the FDIC establish a risk-based deposit insurance assessment system; (xi) restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements; and
(xii) certain additional limits on deposit insurance coverage.

         A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically under-capitalized." Based on the current regulatory capital position of the Bank, Bancorp believes that the Bank is in the highest classification of "well capitalized."

         FDICIA generally prohibits the Bank from making any capital distribution (including payment of a cash dividend) or paying any management fees to Bancorp if the Bank would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans acceptable to the federal banking agencies. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized."

         Significantly undercapitalized depository institutions may be subject to a number of other requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, and requirements to reduce total assets and to stop accepting deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator, generally within 90 days of the date such institution is determined to be critically undercapitalized.

         FDICIA also provided for increased funding of the FDIC insurance funds. Under the FDIC's risk-based insurance premium assessment system, each bank whose deposits are insured by the BIF is assigned one of the nine risk classifications based upon certain capital and supervisory measures and, depending upon its classification, is assessed premiums. On November 14, 1995, the FDIC board of directors voted to lower the BIF premium range to zero from .27% effective January 1996. The rate schedule is subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time. As a result of the enactment of the Federal Deposit Insurance Funds Act of 1996 on September 30, 1996, commercial banks are now required to pay part of the interest on the Financing Corporation's ("FICO") bonds issued to deal with the savings and loan crisis of the late 1980's. As a result, commercial bank deposits are now also subject to assessment by FICO upon the approval by the FDIC Board ("FICO Assessment") of such assessment. Beginning in 1997 and until the earlier of December 31, 1999 or the date on which the last saving association ceases to exist, the assessment rate FICO imposes on a commercial bank must be at a rate equal to one-fifth the assessment rate applicable to deposits assessable by the Savings Association Insurance Fund.

         RESERVE REQUIREMENTS

         The Bank is required to maintain reserves against its transaction account. The reserves must be maintained in an interest-free account at the Federal Reserve Bank of Atlanta. Reserve requirements and the amount of required reserves is subject to adjustment by the FRB from time to time. The current rate for reserves is 3% of a depository institution's transaction accounts (less certain permissible deductions) up to $52 million, plus 10% of the amount over $52 million.

ITEM 2. PROPERTIES.

         The Company's operations are currently managed from their corporate headquarters located in Miami, Florida, where a branch office is also located. The Bank's other branch offices are located in Tampa, Winter Haven, Sarasota, West Palm Beach and Miami, Florida, and in San Juan, Puerto Rico. Three of the facilities are owned by the Company and five are leased (including the Company's headquarters).

         The table below summarizes the Company's owned and leased facilities.

                                                          APPROXIMATE              LEASED OR
LOCATION                      TYPE OF FACILITY            SQUARE FEET                OWNED
--------                      ----------------            -----------              ---------
Miami, Florida                    Corporate                  75,500                  Leased
                                headquarters
                                 and branch

Miami, Florida                     Branch                     3,000                  Leased

Miami, Florida                     Branch                     3,000                   Owned

San Juan,                          Branch                     3,500                  Leased
Puerto Rico

Sarasota, Florida                  Branch                     2,000                   Owned

Tampa, Florida                     Branch                     3,000                  Leased

West Palm Beach,                   Branch                     5,000                  Leased
Florida

Winter Haven, Florida              Branch                     4,500                   Owned





ITEM 3. LEGAL PROCEEDINGS.

         On January 13, 1998 Development Specialists, Inc., the Liquidating Trustee of the Model Imperial Liquidating Trust established under the Plan of Reorganization in the Model Imperial, Inc. Chapter 11 Bankruptcy proceeding, filed an action against the Bank in the United States Bankruptcy Court for the Southern District of Florida objecting to the Bank's proof of claim in the Chapter 11 proceeding and affirmatively seeking damages against the Bank of $34 million for alleged involvement with former officers and directors of Model Imperial, Inc. in a scheme to defraud Model Imperial, Inc. and its bank lenders. The action is one of several similar actions filed by the Trustee against other defendants that were involved with Model Imperial seeking the same damages as in the action against the Bank. The Company believes the claims are without merit either as a matter of law or fact and intends to vigorously defend the action.

         Neither Bancorp nor the Bank is involved in any other legal proceedings except for routine litigation incidental to the business of banking, none of which is expected to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

         (a) The Company's Common Stock is traded on the NASDAQ National Market. The following table sets forth the high and low sales prices of a share of Common Stock as reported by the NASDAQ National Market.

          QUARTER                             HIGH              LOW
          -------                             ----              ---

March 26, 1997 (date of public
offering) - March 31, 1997                   $17.375           $16.50
Second Quarter 1997                           26.75             16.75
Third Quarter 1997                            31.00             21.00
Fourth Quarter 1997                           31.00             26.00

         As of March 16, 1998 there were approximately 96 holders of record of the Company's Common Stock and the closing price of Common Stock as reported by the NASDAQ National Market for such date was $34.125. The Company has not paid any cash dividends to date on its Common Stock and does not intend to pay any such cash dividends in the foreseeable future.

         (b) As reported in Registrant's Form SR for the period ending June 25, 1997 relating to the use of proceeds from the sale of common stock pursuant to Registrant's Registration Statement No. 2-20960 effective March 25, 1997, US$8,600,000 of the proceeds were temporarily invested at that date, and remain temporarily invested, in short term investments.

ITEM 6. SELECTED FINANCIAL DATA.

TABLE ONE.  FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA.

         The selected consolidated income statement data for the five years ended December 31, 1997, the consolidated financial statements as of and for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 have been audited by Deloitte & Touche LLP, independent auditors. The data set forth below should be read in conjunction with the consolidated financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition" contained elsewhere herein.


                                                                                   YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands except per share amounts)                  1997          1996           1995          1994          1993
                                                              -----------   -----------   -----------   -----------   -----------
INCOME STATEMENT DATA:
Net interest income                                           $    38,962   $    27,250   $    23,885   $    17,201   $    13,209
Provision for Credit Losses                                         6,980         3,040         2,450         2,875         2,550
                                                              -----------   -----------   -----------   -----------   -----------
Net Interest income after provision for credit losses              31,982        24,210        21,435        14,326        10,659

Trade finance fees and commissions                                 12,768         9,325         9,035         7,422         6,572
Structuring and Syndication fees                                    2,535           138           419         1,410         1,634
Customer services fees                                                713         1,252           890         1,044           943
Net gain (loss) on sale of securities available for sale              108            --             3          (168)           11
Other income                                                          318           270           342           322           403
                                                              -----------   -----------   -----------   -----------   -----------

 Total non-interest income                                         16,442        10,985        10,689        10,030         9,563
                                                              -----------   -----------   -----------   -----------   -----------
Operating expenses                                                 23,423        19,630        18,949        14,946        13,014
                                                              -----------   -----------   -----------   -----------   -----------
Income before provision for income taxes                           25,001        15,565        13,175         9,410         7,208
Provision for income taxes                                          9,098         5,855         5,172         3,721         2,761
                                                              -----------   -----------   -----------   -----------   -----------
Net income                                                    $    15,903   $     9,710   $     8,003   $     5,689   $     4,447
                                                              ===========   ===========   ===========   ===========   ===========
PER COMMON SHARE DATA:
Net income per common share (1)                               $      1.73   $      1.79   $      1.47   $      1.05   $      0.82
Book value per common share                                   $     10.00   $      8.07   $      6.41   $      5.06   $      3.10
Average weighted shares(1)                                      9,173,680     5,430,030     5,430,030     5,430,030     5,430,030

AVERAGE BALANCE SHEET DATA:
Total assets                                                  $ 1,007,846   $   687,990   $   534,726   $   391,606   $   276,825
Total loans                                                       737,921       485,758       370,568       270,798       190,364
Total deposits                                                    842,117       574,388       444,332       317,176       222,397
Stockholders' equity                                               79,311        39,969        32,358        22,195        15,267

PERFORMANCE RATIOS:
Net interest spread                                                  3.53%         3.85%         4.20%         4.33%         4.76%
Net interest margin                                                  4.28%         4.52%         4.94%         5.06%         5.48%
Return on average equity                                            20.05%        24.29%        24.73%        25.63%        29.13%
Return on average assets                                             1.58%         1.41%         1.50%         1.45%         1.61%
Efficiency ratio (2)                                                42.28%        51.31%        54.68%        54.89%        57.15%

ASSET QUALITY RATIOS:
Allowance for credit losses as a percentage of total loans           1.07%         1.07%         1.05%         1.31%         1.66%
Non-performing assets as a percentage of total loans                 0.64%         0.91%         1.07%         0.59%         1.33%
Allowance for credit losses as a percentage of
  non-performing assets                                            166.03%       117.97%        98.56%       221.13%       125.00%
Net loan charge-offs as a percentage of average
   outstanding loans                                                 0.32%         0.36%         0.58%         0.74%         0.50%



                                                                            YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS:
Leverage capital ratio                                          7.88%          5.80%          5.68%          5.48%          5.21%
Tier 1 capital                                                 12.43%         10.20%          9.98%         10.30%          9.35%
Total capital                                                  13.78%         11.50%         10.92%         11.47%         10.60%
Average equity to average assets                                7.87%          5.81%          6.05%          5.67%          5.53%



(1) Represents diluted earnings per share and average weighted shares outstanding, respectively.

(2) Amount reflects operating expenses as a percentage of net interest income plus non-interest income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1997 COMPARED TO 1996

OVERVIEW

Hamilton Bancorp Inc. ("Bancorp") is a bank holding company which conducts operations principally through its 99.8 percent owned subsidiary Hamilton Bank, N.A. (the "Bank") collectively (the "Company"). The Bank is a national bank which specializes in financing trade flows between domestic and international companies on a global basis. The Bank has a network of seven FDIC-insured branches in Florida, with locations in Miami, Sarasota, Tampa, West Palm Beach and Winter Haven. In addition, the Bank opened a branch in San Juan, Puerto Rico in the first quarter of fiscal 1998.

The Company completed its initial public offering of 2,400,000 shares of common stock on March 26, 1997. Following the public offering, on April 9, 1997 the Company issued 360,000 additional shares of common stock upon the exercise of the over-allotment option granted to Oppenheimer and Company, Inc., and NatWest Securities Ltd.

The Company's strong asset growth and earnings was primarily a result of the Company's ability to deploy the capital raised during the initial public offering. The increased capital base allowed the Bank to double its lending limit and take advantage of demand for loans and trade finance services which resulted in the strong earnings growth of 64 percent increase in net income to $15.9 million in 1997 compared to $9.7 million in 1996. As a result of a 69 percent increase in average shares outstanding (basic), comparing 1997 to 1996 net income per share (basic) was reported at $1.81 from $1.87 and (diluted) reported at $1.73 from $1.79.

KEY PERFORMANCE HIGHLIGHTS FOR 1997

During 1997, the Company achieved significant earnings growth relative to the prior year, primarily as a result of (i) increases in net interest income of
43.0 percent as a result of the growth in average assets of 46.5 percent fueled in part by the Company's initial public offering, (ii) an increase of 50.0 percent in non-interest income related to the Company's core trade finance business (iii) overall favorable credit quality as evidenced by the .32 percent net charge offs to average loans, and (iv) improved operating efficiencies.

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

NET INTEREST INCOME

An analysis of the Company's net interest income and average balance sheet for the last five years is presented in TABLE ONE AND TABLE TWO. Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds, and it constitutes the Company's principal source of income. Net interest income increased to $39.0 million for 1997 from $27.2 million for 1996, a 43.0 percent increase. The increase was due largely to the growth in average earning assets offset, to some extent, by a decrease in net interest margin. Average earning assets increased to $903.4 million for 1997 from $597.2 million for 1996, a 51.3 percent increase, while yields earned on average assets decreased by 27 basis points during the same period. Average loans and acceptances discounted increased to $737.9 million for 1997 from $485.8 million for 1996, a 51.9 percent increase, while average interest earning deposits due from other banks increased to $102.4 million for 1997 from $62.4 million for 1996, a 64.1 percent increase. Net interest margin decreased to 4.3 percent for 1997 from 4.5 percent for 1996, a 20 basis point decrease. The primary reasons for this decrease were (i) loan yields relative to reference rates decreased in certain countries in the Region as a result of perceived economic stability and lower credit risk, (ii) loans to larger corporate and bank customers, which command more competitive pricing and
(iii) excess liquidity in the Region.

Interest income increased to $83.2 million for 1997 from $56.7 million for 1996, a 46.7 percent increase, reflecting an increase in loans in the Region and the United States, partially offset by a decrease in prevailing interest rates and a tightening of loan spreads in the Region as discussed above. Interest expense increased to $44.2 million for 1997 from $29.4 million for 1996, a 50.3 percent increase, reflecting the increase in deposits to fund asset growth and 5 basis points increase in interest rates paid. Average interest-bearing deposits increased to $778.2 million for 1997 from $525.3 million for 1996, a 48.1 percent increase. The growth in deposits was primarily a result of the Company increasing its core deposit base from its expanding branch network as well as its international customers. The Company's time deposits due from banks also increased to $128.0 million for 1997 from $93.7 million for 1996.

An analysis of the Company's yields earned and average loan balances segregating domestic and foreign earning assets is presented in TABLE THREE. The yields earned on domestic loans have decreased by 50 basis points to 10.4 percent from
10.9 percent.

TABLE TWO.  YIELDS EARNED AND RATES PAID
(Dollars in thousands)

                                                                           For The Years Ended
                                       --------------------------------------------------------------------------------------------
                                                  December 31, 1997                                December 31, 1996
                                       --------------------------------------------    -------------------------------------------
                                                                         Average                                        Average
                                        Average                          Yield/          Average                        Yield/
                                        Balance       Interest            Rate           Balance      Interest           Rate
                                       ----------    ----------      --------------    ----------    ----------     --------------
Total Interest Earning Assets
Loans:
    Commercial loans                   $  611,744    $   56,996 (1)            9.32%   $  375,054    $   36,454 (1)           9.72%
    Mortgage loans                         11,144           934                8.38%       11,089           936               8.44%
    Installment loans                         325            31                9.56%          400            39               9.74%
    Acceptances Discounted                107,818        10,733                9.95%       93,511         9,395              10.05%
    Overdraft                               6,890         1,307               18.96%        5,704         1,007              17.65%
                                       ----------    ----------      --------------    ----------    ----------     --------------

Total Loans (1)                           737,921        70,001                9.49%      485,758        47,831               9.85%

Investments                                44,978         2,980                6.63%       25,498         1,551               6.08%
Federal funds sold                         18,186         1,008                5.54%       23,490         1,274               5.42%
Time Deposit with Banks                   102,360         8,909                8.70%       62,404         5,751               9.22%
                                       ----------    ----------      --------------    ----------    ----------     --------------

     Total Investments and
        Interest Earning Deposits
        with Banks                        165,524        12,897                7.79%      111,392         8,576               7.70%

Total Interest Earning assets             903,445    $   82,898                9.18%      597,150    $   56,407               9.45%
                                                     ----------      --------------                  ----------     --------------
Total non interest earning assets         104,401                                          90,840
                                       ----------                                      ----------
Total Assets                           $1,007,846                                      $  687,990
                                       ==========                                      ==========


Interest Bearing Liabilities

Deposits:

    Super NOW, NOW                     $   15,675    $      300                1.91%   $   16,086    $      516               3.20%
    Money Market                           43,752         2,060                4.71%       40,779         2,021               4.96%
    Presidential Market                     3,385            97                2.87%        3,370           127               3.77%
    Super Savings, Savings                  4,426           139                3.14%        8,636           281               3.25%
    Certificate of Deposits
      (including IRA)                     582,933        34,463                5.91%      362,724        21,435               5.91%
    Time Deposits from Banks (IBF)        127,964         6,853                5.36%       93,670         5,010               5.35%
     Collateral Accounts                       61             2                2.92%           71             3               0.00%
                                       ----------    ----------      --------------    ----------    ----------     --------------

Total Deposits                            778,196        43,913                5.64%      525,336        29,392               5.59%

Federal Funds Purchased                     4,975           284                5.70%          240            14               5.68%

Other Borrowings                                0             0                0.00%          164            10               6.29%
                                       ----------    ----------      --------------    ----------    ----------     --------------

Total interest bearing liabilities        783,171        44,197                5.64%      525,740        29,416               5.60%
                                       ----------    ----------      --------------    ----------    ----------     --------------

Non interest bearing liabilities

    Demand Deposits                        63,921                                          49,052
    Other Liabilities                      81,443                                          73,229
                                       ----------                                      ----------

Total non interest
  bearing liabilities                     145,364                                         122,281

Stockholders' equity                       79,311                                          39,969
                                       ----------                                      ----------

Total liabilities and
  stockholder's equity                 $1,007,846                                      $  687,990
                                       ==========                                      ==========

Net Interest income/net
  interest spread                                    $   38,701                3.53%                 $    26,991              3.85%
                                                     ==========      ==============                  ===========    ==============
Margin:
Interest income/interest
  earning assets                                                              9.18%                                          9.45%

Interest expense/interest
  earning assets                                                              4.89%                                          4.93%
                                                                     --------------                                 --------------

    Net interest margin                                                        4.28%                                          4.52%
                                                                     ==============                                 ==============


                                                     For The Years Ended
                                       -----------------------------------------------
                                                     December 31, 1995
                                       -----------------------------------------------
                                                                             Average
                                        Average                              Yield/
                                        Balance          Interest            Rate
                                       ----------       ----------      --------------
Total Interest Earning Assets
Loans:
    Commercial loans                   $  272,046       $   27,953 (1)           10.28%
    Mortgage loans                         11,059              941                8.51%
    Installment loans                         348               33                9.48%
    Acceptances Discounted                 80,592            8,540               10.60%
    Overdraft                               6,523            1,151               17.65%
                                       ----------       ----------      --------------

Total Loans (1)                           370,568           38,618               10.42%

Investments                                26,277            1,652                6.29%
Federal funds sold                         17,899            1,144                6.39%
Time Deposit with Banks                    39,480            4,550               11.52%
                                       ----------       ----------      --------------

     Total Investments and
        Interest Earning Deposits
        with Banks                         83,656            7,346                8.78%

Total Interest Earning assets             454,224       $   45,964               10.12%
                                                        ----------      --------------
Total non interest earning assets          80,502
                                       ----------
Total Assets                           $  534,726
                                       ==========


Interest Bearing Liabilities

Deposits:

    Super NOW, NOW                     $   16,232       $      465                2.86%
    Money Market                           29,236            1,637                5.60%
    Presidential Market                     3,140              125                3.98%
    Super Savings, Savings                  8,750              280                3.20%
    Certificate of Deposits
      (including IRA)                     274,916           17,028                6.19%
    Time Deposits from Banks (IBF)         65,354            4,006                6.13%
     Collateral Accounts                      121                4                3.31%
                                       ----------       ----------      --------------

Total Deposits                            397,749           23,545                5.92%

Federal Funds Purchased                         0                0                0.00%

Other Borrowings                                0                0                0.00%
                                       ----------       ----------      --------------

Total interest bearing liabilities        397,749           23,545                5.92%
                                       ----------       ----------      --------------

Non interest bearing liabilities

    Demand Deposits                        46,583
    Other Liabilities                      58,036
                                       ----------

Total non interest
  bearing liabilities                     104,619

Stockholders' equity                       32,358
                                       ----------

Total liabilities and
  stockholder's equity                 $  534,726
                                       ==========

Net Interest income/net
  interest spread                                       $   22,419                4.20%
                                                        ==========      ==============
Margin:
Interest income/interest
  earning assets                                                                10.12%

Interest expense/interest
  earning assets                                                                 5.18%
                                                                        --------------

    Net interest margin                                                           4.94%
                                                                        ==============




(1) Interest income for calculating yields excludes $261 thousand, $260 thousand and $1.7 million of loan fees for the years ended December 31, 1997, 1996 and 1995, respectively.

TABLE THREE. YIELDS EARNED - DOMESTIC AND FOREIGN EARNINGS ASSETS (Dollars in thousands)

                                                                               For The Years Ended
                                                             ----------------------------------------------------
                                                                                 December 31, 1997
                                                             ----------------------------------------------------
                                                                                                       % of Total
                                                              Average                         Average    Average
                                                              Balance         Interest      Yield/Rate   Assets
                                                             ----------      ----------     ---------- ----------
Total Interest Earning Assets
Loans:
    Domestic                                                 $  175,209      $   18,172(1)     10.4%       17.4%
    Foreign                                                     562,712          51,829         9.2%       55.8%
                                                             ----------      ----------      ------     -------
Total Loans                                                     737,921          70,001         9.5%       73.2%

Investments and time deposits with banks
   Domestic                                                      45,786           2,487         5.4%        4.5%
   Foreign                                                      119,738          10,410         8.7%       11.9%
                                                             ----------      ----------      ------     -------
     Total Investments and Interest Earnings with Banks         165,524          12,897         7.8%       16.4%

Total Interest Earning assets                                   903,445      $   82,898         9.2%       89.6%
                                                                             ==========      ======
Total non interest earning assets                               104,401                                    10.4%
                                                             ----------                                 -------
Total Assets                                                 $1,007,846                                   100.0%
                                                             ==========                                 =======

                                                                               For The Years Ended
                                                             ---------------------------------------------------------
                                                                                 December 31, 1996
                                                             ----------------------------------------------------------
                                                                                                                % Total
                                                               Average                          Average         Average
                                                               Balance         Income         Yield/Rate        Assets
                                                             ----------      ----------      -----------       --------
Total Interest Earning Assets
Loans:
    Domestic                                                 $  156,453      $   17,079             10.9%          22.7%
    Foreign                                                     329,305          30,752              9.3%          47.9%
                                                             ----------      ----------      -----------       --------
Total Loans                                                     485,758          47,831              9.8%          70.6%

Investments and time deposits with banks
   Domestic                                                      44,655           2,416              5.4%           6.5%
   Foreign                                                       66,737           6,160              9.2%           9.7%
                                                             ----------      ----------      -----------       --------
     Total Investments and Interest Earnings with Banks         111,392           8,576              7.7%          16.2%

Total Interest Earning assets                                   597,150      $   56,407              9.4%          86.8%
                                                                             ==========      ===========
Total non interest earning assets                                90,840                                            13.2%
                                                             ----------                                        --------
Total Assets                                                 $  687,990                                           100.0%
                                                             ==========                                        ========

                                                                               For The Years Ended
                                                             ----------------------------------------------------------
                                                                                 December 31, 1995
                                                             -----------------------------------------------------------
                                                                                                              % of Total
                                                              Average                          Average         Average
                                                              Balance            Income       Yield/Rate       Assets
                                                             ----------         --------      ----------     ----------
Total Interest Earning Assets
Loans:
    Domestic                                                 $  145,952         $ 15,702(1)       10.8%            21.2%
    Foreign                                                     224,616           22,916          10.2%            42.0%
                                                             ----------         --------         -----       ----------
Total Loans                                                     370,568           38,618          10.4%            69.3%

Investments and time deposits with banks
   Domestic                                                      40,114            2,379           5.9%             7.5%
   Foreign                                                       43,542            4,967          11.4%             8.1%
                                                             ----------         --------         -----       ----------
     Total Investments and Interest Earnings with Banks          83,656            7,346           8.8%            15.6%

Total Interest Earning assets                                $  454,224         $ 45,964          10.1%            84.9%
                                                                                ========         =====
Total non interest earning assets                                80,502                                            15.1%
                                                             ----------                                      ----------
Total Assets                                                 $  534,726                                           100.0%
                                                             ==========                                      ==========





(1) Interest income for calculating yields includes $261 thousand, $260 thousand and $1.7 million of loan fees for the years ended December 31, 1997, 1996 and 1995, respectively.

PROVISION FOR CREDIT LOSSES

The Company's provision for credit-losses increased to $6.9 million for 1997 from $3.0 million for 1996. This $3.9 million increase was largely a function of the 80.3 percent loan portfolio growth. Net loan chargeoffs during 1997 amounted to $2.4 million compared to $1.8 million for the year 1996. The allowance for credit losses was increased to $10.3 million at December 31, 1997 from $5.7 million for the end of the year 1996, an 80.7 percent increase. The ratio of the allowance for credit losses to total loans remained the same at 1.07 percent at December 31, 1997 and 1996. A more detailed review of the provision for credit losses is presented in TABLE SEVENTEEN through TABLE TWENTY.

NON-INTEREST INCOME

Non-interest income increased to approximately $16.4 million for 1997 from $11.0 million for 1996, a 49.1 percent increase. Trade finance fees and commissions increased by $3.4 million due largely to higher letter of credit volume, which increased 20.0 percent in overall volume in 1997 relative to 1996. In addition, lending facility fees increased by $1.2 million during 1997 compared to 1996 as a result of the growth in loans. Structuring and syndication fees (formerly Capital market fees) increased by $2.4 million as a result of various structuring and syndication transactions completed during the year increasing these fees to $2.5 million from $138 thousand. The globalization of investments in the region created more structuring and syndication opportunities. Customer service fees decreased by $538.4 thousand as a result of lower overdrafts experienced in the period. The changes in non-interest income from year to year are analyzed in TABLE SIX.

TABLE FOUR.  RATE VOLUME ANALYSIS
(Dollars in thousands)

                                                  YEAR ENDED DECEMBER 31, 1997                 YEAR ENDED DECEMBER 31, 1996
                                                     COMPARED TO YEAR ENDED                       COMPARED TO YEAR ENDED
                                                         DECEMBER 31, 1996                           DECEMBER 31, 1995
                                                          CHANGES DUE TO:                             CHANGES DUE TO:
                                              --------------------------------------       --------------------------------------
                                                VOLUME         RATE           TOTAL         VOLUME          RATE           TOTAL
                                              --------       --------       --------       --------       --------       --------
Increase (decrease) in net interest
  income due to:
Loans:
 Commercial Loans                             $ 23,006       $ (2,463)      $ 20,543       $ 10,589       $ (2,088)      $  8,501
 Residential mortgage loans                          5             (7)            (2)             3             (8)            (5)
 Acceptances discounted                             (7)            (1)            (8)         1,369           (514)           855
 Installment loans                               1,437            (99)         1,338              5              1              6
 Overdrafts                                        209             91            300           (145)             1           (144)
Investments:

 Investment securities                           1,185            244          1,429            (49)           (52)          (101)
 Federal funds sold                               (288)            21           (267)           357           (227)           130
 Interest earning deposits with
   other banks                                   3,682           (524)         3,158          2,642         (1,441)         1,201
                                              --------       --------       --------       --------       --------       --------

    Total earning assets                        29,229         (2,738)        26,491         14,771         (4,328)        10,443
                                              --------       --------       --------       --------       --------       --------
Deposits:
 Super NOW, NOW                                    (13)          (203)          (216)            (4)            54             50
 Money Market                                      147           (108)            39            646           (262)           384
 Presidential market                                 1            (31)           (30)             9             (7)             2
 Super Savings, Savings                           (137)            (5)          (142)            (4)             5              1
 Certificates of deposits                       13,028              0         13,028          5,435         (1,028)         4,407
 Time deposits from banks                        1,834              9          1,843          1,736           (732)         1,004
 Collateral accounts                                 0             (1)            (1)            (2)             1             (1)
Federal funds purchased                            271             (1)           270              0             14             14
Other borrowings                                   (10)             0            (10)             0             10             10
                                              --------       --------       --------       --------       --------       --------

Total interest-bearing liabilities            $ 15,121       $   (340)      $ 14,781       $  7,816       $ (1,945)      $  5,871
                                              --------       --------       --------       --------       --------       --------

Change in net interest income                 $ 14,108       $ (2,398)      $ 11,710       $  6,955       $ (2,383)      $  4,572
                                              ========       ========       ========       ========       ========       ========


TABLE FIVE.  RATE VOLUME ANALYSIS - DOMESTIC AND FOREIGN
(Dollars in thousands)

                                                  YEAR ENDED DECEMBER 31, 1997          YEAR ENDED DECEMBER 31, 1996
                                                     COMPARED TO YEAR ENDED                COMPARED TO YEAR ENDED
                                                       DECEMBER 31, 1996                      DECEMBER 31, 1995
                                                         CHANGES DUE TO:                       CHANGES DUE TO:
                                               ----------------------------------      ----------------------------------
                                               VOLUME        RATE          TOTAL        VOLUME       RATE          TOTAL
                                               -------      -------       -------      -------      -------       -------
Increase (decrease) in net
  interest income due to:
Loans:
 Domestic                                      $ 2,047      $  (954)      $ 1,093      $ 1,130      $   247       $ 1,377
 Foreign                                        21,797         (720)       21,077       10,681       (2,845)        7,836
Investments and time deposits with banks:
 Domestic                                           61           10            71          269         (232)           37
 Foreign                                         4,892         (642)        4,250        2,646       (1,453)        1,193
                                               -------      -------       -------      -------      -------       -------

Total earning assets                           $28,797      $(2,306)      $26,491      $14,726      $(4,283)      $10,443
                                               =======      =======       =======      =======      =======       =======




TABLE SIX.  NON-INTEREST INCOME

(Dollars in thousands)

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------------
                                                   1995 to 1996              1996 to 1997
                                          1995      % CHANGE      1996         % CHANGE        1997
                                        -------     --------     -------      ---------      -------
Trade finance fees and commissions      $ 9,035         3.2%     $ 9,325           36.9%     $12,768
Structuring and syndication Fees            419       (67.0)         138        1,737.0        2,535
Customer service fees                       890        40.7        1,252          (43.1)         713
Other                                       345       (21.7)         270          (59.8)         426
                                        -------      ------      -------      ---------      -------

Total non-interest income               $10,689         2.8%     $10,985           49.7%     $16,442
                                        =======      ======      =======      =========      =======



OPERATING EXPENSES

Operating expenses increased to $23.4 million for 1997 from $19.6 million for 1996, a 19.3 percent increase. The growth in expenditures was primarily to support revenue growth. A discussion of the significant components of noninterest expense in 1997 compared to 1996 is as follows: Employee compensation and benefits increased to $13.2 million for 1997 from $10.9 million for 1996, a 20.4 percent increase. This was primarily due to an increase in the number of employees to 250 at December 31 1997 from 220 at December 31, 1996, the majority of the employees were added to support the two branches opened during 1997 as well as salary increases for existing personnel. Occupancy expenses increased slightly to $3.3 million from $2.9 million as a result of the two new branches. Other expenses increased to $5.8 million for 1997 from $4.6 million for 1996, primarily due to a loss realized as a result of a default on a loan in which inventory was acquired in 1996 and fully liquidated in 1997. Directors fees decreased by 18.9 percent for 1997 as a result of discontinuing the payment of retainer and meeting fees to an inside director and the consolidation of committee meetings. Insurance and examination fees (FDIC and OCC) increased to $325,000 for the year ended December 31, 1997 from $173,000 for 1996. As a result of the enactment of the Federal Deposit Insurance Funds Act of 1996 on September 30, 1996, commercial banks are now required to pay part of the interest on the Financing Corporation ("FICO") bonds issued to deal with the savings and loan crisis of the late 1980's. The Company's efficiency ratio experienced a favorable decrease to 42.3 percent from 51.3 percent for 1997 and 1996, respectively. The changes in operating expenses from year to year are analyzed in TABLE SEVEN.

The Company's income tax expense for 1997 was $9.1 million, for an effective tax rate of 36.4 percent of pretax income. Income tax expense for 1996 was $5.9 million for an effective rate of 37.5 percent. The year to year increase of income tax expense was the result of the 61 percent increase in pretax income. As the Company increases its foreign loans and investments in relation to total assets these activities are not taxable in the State of Florida thus reducing the overall effective tax rate. NOTE SIX of the consolidated financial statements includes an analysis of the components of the provision for income taxes.

TABLE SEVEN.  OPERATING EXPENSES

(Dollars in thousands)

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------------
                                               1995 to 1996            1996 to 1997
                                      1995      % CHANGE       1996      % CHANGE       1997
                                    -------    ------------  -------   ------------   -------
Employee compensation and
 benefits                           $10,090         8.4%     $10,935        20.4%     $13,162
Occupancy and equipment               2,867         1.4        2,907        11.8        3,251
Other operating expenses              4,693        (1.6)       4,617        27.2        5,876
Directors' fees                         812        22.9          998       (18.9)         809
Insurance and examination fees
 (FDIC and OCC)                         487       (64.4)         173        87.9          325
                                    -------      ------      -------      ------      -------

Total operating expenses            $18,949         3.6%     $19,630        19.3%     $23,423
                                    =======      ======      =======      ======      =======



YEAR 2000

The Company began the process of assessing and preparing its computer systems and applications to be functional on January 1, 2000 in June 1996. The Company has also been communicating with third parties which interface with the Company, such as customers, counterparties, payment systems, vendors and others to determine whether they will be functional. The Company can give no guarantee that these parties will be timely converted. Management believes that the process of modifying all significant applications of the Company is substantially complete and expects to have substantially all of the testing and changes completed by December 31, 1998.

Management believes the total costs to be Year 2000 compliant are not material to its financial position or results or operations. Any purchased hardware or software in connection with this process will be capitalized in accordance with normal Company policy. Personnel and all other cost are being expensed as incurred.

The costs and dates on which the Company plans to complete the Year 2000 process are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ.

1996 COMPARED TO 1995

NET INTEREST INCOME

Net interest income constitutes the Company's principal source of income. Net interest income increased to $27.3 million for 1996 from $23.9 million for 1995, a 14.2 percent increase. The primary reason for the increase was an increase in average earning assets offset, to some extent, by a decrease in net interest margin. Average earning assets increased to $597.2 million for 1996 from $454.2 million for 1995, a 31.5 percent increase. The increase was generally due to economic stability in the Region resulting in increased trade activity, as well as the Company's growth, which allowed it to provide more trade financing. Average loans and acceptances discounted increased to $485.8 million for 1996 from $370.6 million for 1995, a 31.1 percent increase, while average interest earning deposits with other banks increased to $62.4 million for 1996 from $39.5 million for 1995, a 58.0 percent increase. Net interest margin decreased to 4.52 percent for 1996 from 4.94 percent for 1995, 42 basis points. The primary reasons for this decrease were that (i) loan yields relative to reference rates decreased in certain countries in the Region as a result of perceived economic stability and lower credit risk, (ii) loans to larger corporate and bank customers, which command more competitive pricing, increased as a percentage of total loans, (iii) changes in interest rates on retail deposits lagged behind changes in interest rates charged on loans, as is customary in a decreasing rate environment, and (iv) certificates of deposit, which have a higher cost to the Company but typically are more stable relative to other deposits, continued to grow.

Interest income increased to $56.7 million for 1996 from $47.4 million for 1995, a 19.6 percent increase, reflecting an increase in loans in the Region, partially offset by a decrease in prevailing interest rates and a tightening of loan spreads in the Region, as discussed above. Interest expense increased to $29.5 million for 1996 from $23.5 million for 1995, a 25.1 percent increase, reflecting growth in deposits to fund asset growth. Average interest-bearing deposits increased to $525.3 million for 1996 from $397.7 million for 1995, a
32.1 percent increase. The growth in deposits was primarily a result of the Bank seeking new deposits to fund asset growth. As the Company's other sources of deposits increased, deposits obtained through the interbank certificate of deposit network decreased to $495,000 at December 31, 1996 from $3.4 million at December 31, 1995.

PROVISION FOR CREDIT LOSSES

The Company's provision for credit losses increased to $3.0 million for 1996 from $2.5 million for 1995, a 20.0 percent increase. Net loan chargeoffs during 1996 amounted to $1.8 million compared to net loan chargeoffs of $2.1 million for 1995. The allowance for credit losses was increased to $5.7 million at December 31, 1996 from $4.5 million at December 31, 1995, a 26.7 percent increase. This increase was primarily due to an increase in the size of the Company's loan portfolio. The ratio of the allowance for credit losses to total loans increased slightly to approximately 1.07 percent at December 31, 1996 from approximately 1.05 percent at December 31, 1995.

NON-INTEREST INCOME

Non-interest income increased to approximately $11.0 million for 1996 from $10.7 million for 1995, a 2.8 percent increase. Trade finance fees and commissions increased by $290 thousand due largely to higher letters of credit volume. Structuring and syndication fees decreased by $281 thousand as a result of fewer transactions. Customer service fees increased by $362,000 as a result of higher overdrafts experienced in the period. Net gains on sale of securities available for sale were nominal as the Company generally holds securities until maturity.

OPERATING EXPENSES

Operating expenses increased to $19.6 million for 1996 from $18.8 million for 1995, a 4.3 percent increase. Employee compensation and benefits increased to $10.9 million for 1996, from $10.0 million for 1995 a 9.0 percent increase. This increase was primarily due to an increase in the number of employees to 220 at December 31, 1996 from 203 at December 31, 1995, as well as salary increases for existing personnel. Occupancy expenses increased to $2.9 million for 1996 from $2.8 million for 1995, a 3.6 percent increase, primarily due to expenses related to the occupancy and maintenance of additional space at Company headquarters to accommodate the increase in personnel. In addition, occupancy expenses increased due to additional equipment rentals related to the Company's branch network. Other operating expenses remained stable from 1995 to 1996. FDIC assessments decreased to $173,000 for 1996 from $487,000 for 1995, a 64.5 percent decrease, due to a non-recurring decrease in assessments by the FDIC. Management continues to monitor operating expenses closely. The Company's efficiency ratio is favorably below the industry average at 51.3 percent for 1996, an improvement from 54.7 percent reported for the prior year.

BALANCE SHEET REVIEW

The Company manages its balance sheet by monitoring interest rate sensitivity, credit risk, liquidity risk and capital positions to reduce the potential adverse impact on net interest income that might result from changes in interest rates. Control of interest rate risk is conducted through systematic monitoring of maturity mismatches. The Company's investment decision-making takes into account not only the rates of return and their underlying degree of risk, but also liquidity requirements, including minimum cash reserves, withdrawal and maturity of deposits and additional demand for funds.

Total consolidated assets increased 77.6 percent, or $586.6 million, for 1997. This increase resulted from an increase of $527.7 million in interest earning assets and an increase of $58.9 million in non-interest earning assets. The increase in total consolidated assets reflects increases of $425.2 million in net loans and $33.3 million in interest-earning deposits with other banks. These increases were principally funded by the deployment of the capital raised during the initial public offering and increases in retained earnings, deposits from the branch network, time deposits due to banks and deposits due to other financial institutions. The Company opened a branch in Sarasota during the first quarter and a branch in West Palm Beach early in the second quarter to further support asset growth.

CASH, DEMAND DEPOSITS WITH OTHER BANKS AND FEDERAL FUNDS SOLD

Cash, demand deposits with other banks and federal funds sold are considered cash and cash equivalents. Balances of these items fluctuate daily depending on many factors which include or relate to the particular banks that are clearing funds, loan payoffs, deposit gathering and reserve requirements. Cash, demand deposits with other banks and federal funds sold were $91.4 million at December 31, 1997 compared to $33.1 million at December 31, 1996.

INTEREST-EARNING DEPOSITS WITH OTHER BANKS AND SECURITIES

Interest-earning deposits with other banks increased to $113.7 million at December 31, 1997 from $80.5 million at December 31, 1996. As part of its overall liquidity management process, the Company places funds with foreign correspondent banks. These placements are typically short-term maturing within 180 days or less. The purpose of these placements is to obtain an enhanced return on high quality short-term instruments and to solidify existing relationships with correspondent banks. The banks with which placements are made and the amount placed are currently approved by the Bank's Asset Liability Committee. In addition, this Committee reviews adherence with internal interbank liability policies and procedures. As indicated in TABLE EIGHT these interest-earning deposits with other banks are well-diversified throughout the Region and in other countries. The level of such deposits has grown as the overall assets of the Company have increased during 1997. The short-term nature of these deposits allows the Company the flexibility to redeploy these assets into higher yielding loans which are largely related to the financing of trade.

Investment securities increased to $54.6 million at December 31, 1997 from $29.0 million at December 31, 1996. The increase was primarily in foreign government bills and U.S. Treasury bill obligations. These investments are short-term and allow the Company the flexibility of liquidity and the ability to convert these assets into higher yielding loans as these become accessible.

NOTE TWO of the consolidated financial statements reports amortized fair value and maturity information on the securities portfolio.

TABLE EIGHT.  INTEREST-EARNING DEPOSITS WITH OTHER BANKS
(Dollars in thousands)

         Country                   December 31, 1997

         The Bahamas (1)                $ 27,500
         Jamaica                          24,334
         Brazil                           13,809
         Suriname                         12,287
         Panama                           11,500
         Ecuador                          10,000
         Bolivia                           6,500
         El Salvador                       4,000
         Grand Cayman                      3,000
         United States                       800
                                        --------

         Total                          $113,730
                                        ========

(1) Consists of placements in the Bahamas branch of a multinational financial institution.

LOAN PORTFOLIO

The Company's loan portfolio increased by $429.2 million, or 80.1 percent, during 1997 in relation to 1996. This was due to management's ability to increase lending to its existing customer base as a result of the new capital which increased the Bank's legal lending limit. In addition, the growth also reflected the overall increased economic trade activity throughout the Region. Commercial-domestic loans increased by $68.6 million and loans to banks and other financial institutions - foreign increased by $222.0 million. Details on the loans by type are shown in the TABLE NINE below. At December 31, 1997 approximately 25 percent of the Company's portfolio consisted of loans to domestic borrowers and 75 percent of the Company's portfolio consisted of loans to foreign borrowers. The Company's loan portfolio is relatively short-term, as approximately 68.9 percent of loans at December 31, 1997 were short-term trade finance loans with average maturities of approximately 180 days and 81.5 percent maturing within 365 days as detailed on TABLE TEN.

The Company's loan portfolio is an important source of liquidity since the Company's predominant business, international trade finance is self liquidating in nature and a significant part of the loans and extensions of credit mature within one year. The term to maturity of the Company's loans at December 31, 1997 are shown on TABLE TEN.

TABLE NINE.  LOANS BY TYPE

(In thousands)

                                                           YEARS ENDED DECEMBER 31,
                                       ----------------------------------------------------------------
                                         1997          1996          1995          1994          1993
                                       --------      --------      --------      --------      --------
Domestic:

     Commercial and industrial(1)      $179,435      $110,322      $ 96,511      $ 66,413      $ 60,195
     Acceptances discounted              45,153        23,314        33,059        42,764        48,420
     Residential mortgages               12,008        10,610        11,363        11,050         8,943
     Installment                            238           428           345           334           551
                                       --------      --------      --------      --------      --------

     Subtotal Domestic                  236,834       144,674       141,278       120,561       118,109

Foreign:


     Banks and other financial
        institutions                    352,862       129,376       136,681        96,563        46,013
     Commercial and industrial (1)      319,925       179,824        81,433        77,897        31,949
     Acceptances discounted              55,301        80,935        62,838        19,962           720
     Government and official
        institutions                        872           750           750           550           550
                                       --------      --------      --------      --------      --------

     Subtotal Foreign                   727,960       390,885       281,702       194,972        79,232
                                       --------      --------      --------      --------      --------

          Total loans                  $964,794      $535,559      $422,980      $315,533      $197,341
                                       ========      ========      ========      ========      ========



(1) Includes pre-export financing, warehouse receipts and refinancing of letters of credits.

TABLE TEN.  LOAN MATURITIES

(In thousands)


                                            AS OF DECEMBER 31, 1997 (1)
                                --------------------------------------------------
                                               MATURE
                                MATURE      AFTER ONE BUT    MATURE
                                WITHIN         WITHIN      AFTER FIVE
                                ONE YEAR     FIVE YEARS       YEARS        TOTAL
                                --------    -------------  -----------    --------
Domestic loans:
 Commercial and industrial      $132,102      $ 35,775      $ 11,558      $179,435
 Acceptances discounted           45,153             0             0        45,153

Foreign loans:
 Commercial and industrial       532,519       139,715           425       672,659
 Acceptances discounted           55,301             0             0        55,301
                                --------      --------      --------      --------

Total                           $765,075      $175,490      $ 11,983      $952,548
                                ========      ========      ========      ========

Fixed                           $542,995      $124,258      $  7,479      $674,732
Adjustable                       222,080        51,232         4,504       277,816
                                --------      --------      --------      --------

Total Fixed and Adjustable      $765,075      $175,490      $ 11,983      $952,548
                                ========      ========      ========      ========




(1) Does not include mortgage loans and installment loans in the aggregate amount of $12,246.

TABLE ELEVEN reflects both the Company's growth and diversification in financing trade flows between the United States and the Region in terms of loans by country and cross-border outstanding by country. The aggregate amount of the Company's crossborder outstandings by primary credit risk includes cash and demand deposits with other banks, interest earning deposits with other banks, investment securities, due from customers on bankers' acceptances, due from customers on deferred payment letters of credit and loans-net. Exposure levels in any given country at the end of each period may be impacted by the flow of trade between the United States (and to a large extent, Florida) and the given countries, as well as the price of the underlying goods or commodities being financed.

At December 31 1997 approximately 38.4 percent in principal amount of the Company's loans were outstanding to borrowers in five countries other than the United States: Guatemala (9.45 percent), Panama (8.01 percent), Ecuador (7.72 percent), Peru (7.06 percent) and Honduras (6.16 percent). The Company's loan growth was achieved while maintaining diversification of the portfolio with no country exposure greater than 10 percent.

TABLE ELEVEN.  LOANS BY COUNTRY

(Dollars in thousands)

                                                           AT DECEMBER 31,
                            -----------------------------------------------------------------------------
                                      1997                      1996                       1995
                            -----------------------    -----------------------    -----------------------
                                            % OF                       %  OF                      %  OF
                                            TOTAL                      TOTAL                      TOTAL
 Country                      AMOUNT        LOANS        AMOUNT        LOANS       AMOUNT         LOANS
                            --------      ---------    --------      ---------    --------      ---------

United States               $236,834          24.55%   $144,674          27.01%   $141,278          33.40%
Argentina                     58,477           6.06      35,241           6.58      23,607           5.58
Bolivia                       38,058           3.94      15,815           2.95      15,932           3.77
Brazil                        58,040           6.02      27,255           5.09      24,335           5.75
British West Indies(1)            --             --      14,740           2.75          --             --
Colombia (1)                  23,768           2.46           0              0          --             --
Dominican Republic(1)         40,161           4.16       9,450           1.76          --             --
Ecuador                       74,485           7.72      29,799           5.56      23,415           5.54
El Salvador                   40,306           4.18      28,472           5.32      17,493           4.14
Guatemala                     91,178           9.45      79,483          14.84      40,303           9.53
Honduras                      59,439           6.16      24,277           4.53      17,307           4.09
Jamaica (1)                       --             --      10,971           2.05       6,377           1.51
Panama                        77,295           8.01      50,553           9.44      23,566           5.57
Peru                          68,094           7.06      26,658           4.98      29,480           6.97
Russia                        17,500           1.81           0              0           0              0
Venezuela                     16,299           1.69      10,245           1.91      15,853           3.75
Other (2)                     64,860           6.73      27,926           5.31      44,034          10.40
                            --------      ---------    --------      ---------    --------      ---------
     Total                  $964,794         100.00%   $535,559         100.00%   $422,980         100.00%
                            ========      =========    ========      =========    ========      =========


(1) These Countries had loans in periods presented which did not exceed 1 percent of total assets.

(2) Other consists of loans to borrowers in countries in which loans did not exceed 1 percent of total assets.

At December 31, 1997 approximately 30.8 percent in cross-border outstanding were due from borrowers in five countries other than the United States: Guatemala (6.9 percent), Ecuador (6.7 percent), Brazil (6.3 percent), Peru (5.5 percent) and Panama (5.4 percent).

TABLE TWELVE. TOTAL CROSS-BORDER OUTSTANDING BY COUNTRY AND TYPE
(Dollars in millions)

                                                    AT DECEMBER 31,
                     ------------------------------------------------------------------------------
                                   % OF                         % OF                         % OF
                                   TOTAL                        TOTAL                        TOTAL
                     1997          ASSETS         1996          ASSETS         1995          ASSETS
                     ----          ------         ----          ------         ----          ------

Argentina            $ 69             5.2%        $ 58             7.7%        $ 28             4.6%
Bolivia                44             3.3           27             3.6           25             4.1
Brazil                 85             6.3           36             4.7           51             8.3
British W
  Indies (1)           11             0.8           11             1.5           --              --
Colombia (1)           24             1.8            6             0.8           --              --
Dom. Rep               39             2.9            6             0.8            6             1.0
Ecuador                90             6.7           35             4.6           31             5.0
El Salvador            46             3.4           32             4.2           20             3.3
Guatemala              92             6.9           96            12.7           60             9.8
Guyana (1)             --              --           --              --            5             0.8
Honduras               52             3.9           33             4.4           15             2.4
Jamaica                32             2.4           22             2.9            7             1.1
Nicaragua (1)          12             0.9           --              --           --              --
Panama                 72             5.4           41             5.4           19             3.1
Peru                   74             5.5           26             3.4           40             6.5
Russia (1)             17             1.3           --              --           --              --
Venezuela (1)          --              --           10             1.3            8             1.3
Other (2)              39             2.8           17             2.3           15             2.4
                     ----          ------         ----          ------         ----          ------
Total                $798            59.5%        $456            60.3%        $330            53.7%
                     ====          ======         ====          ======         ====          ======



(1) These countries had cross-border outstanding which did not exceed .75 percent of total assets in the period indicated.
(2) Other consists of cross-border outstanding to countries in which such cross-border outstanding did not exceed 0.75 percent of the Company's total assets at any of the dates shown.

TOTAL CROSS-BORDER OUTSTANDINGS BY TYPE
(In millions)

                                                                         AT DECEMBER 31,
                                                               -----------------------------------
                                                                 1997          1996           1995
                                                               ------         -----          -----
Government and official institutions                               $3            $1             $1
Banks and other financial institutions                            451           161            161
Commercial and industrial                                         288           213            105
Acceptances discounted                                             56            81             63
                                                               ------         -----          -----
Total                                                          $  798         $ 456          $ 330
                                                               ======         =====          =====



DUE FROM CUSTOMERS ON BANKERS' ACCEPTANCES AND DEFERRED PAYMENT LETTERS OF
CREDIT.

Due from customers on bankers' acceptances and deferred payment letters of credit were $95.3 million and $8.4 million, respectively, at December 31, 1997 compared to $60.8 million and $7.3 million, respectively, at December 31, 1996. These assets represent a customer's liability to the Company while the Company's corresponding liability to third parties is reflected on the balance sheet as "Bankers' Acceptances Outstanding" and "Deferred Payment Letters of Credit Outstanding".

DEPOSITS

The primary sources of Company's domestic time deposits are its seven Bank branches located in Florida. The Company has three Bank branches in Miami, one in Tampa, Winter Haven, Sarasota and West Palm Beach. The Company has opened a branch in San Juan, Puerto Rico in the first quarter of fiscal 1998. In pricing its deposits, the Company analyzes the market carefully, attempting to price its deposits competitively with the larger financial institutions in the area. TABLE TWO provides information on average deposit amounts and rates paid to each deposit category. Total deposits were $1,135.0 million at December 31, 1997 compared to $638.6 million at December 31, 1996.

Average interest bearing deposits increased by 48.1 percent to $778.2 million as of December 31, 1997 from $525.3 million as of December 31, 1996. The average customer deposit from the branches is $40,000 with a retention rate at maturity of these deposits of approximately 80%. During the year the Company also increased deposits from other financial institutions. In addition, the Company obtained deposits from the State of Florida as the Bank is a qualified public depository pursuant to Florida law and has also obtained approximately $74.8 million of brokered deposits participated out by the broker in denominations of less than $100,000 through a retail certificate of deposit program. These deposits were used to further diversify the Company's deposit base and as a cost effective alternative for the short term funding needs of the Company.

TABLE THIRTEEN reports maturity periods of certificate of deposits greater than $100,000.

TABLE THIRTEEN.  MATURITIES OF AND AMOUNTS OF CERTIFICATES OF
DEPOSITS AND OTHER TIME DEPOSITS OF $100,000 OR MORE
(In thousands)

                                CERTIFICATES       OTHER TIME
                                 OF DEPOSIT         DEPOSITS
                              $100,000 OR MORE   $100,000 OR MORE      TOTAL
                              ----------------   ----------------     --------
Three months or less              $129,528          $106,247          $235,775
Over 3 through 6 months             83,487             1,355            84,842
Over 6 through 12 months            76,570             1,955            78,525
Over 12 months                      59,066                 0            59,066
                                  --------          --------          --------
     Total                        $348,651          $109,557          $458,208
                                  ========          ========          ========

OFF-BALANCE SHEET

CONTINGENCIES

In the normal course of business, the Company utilizes various financial instruments with off- balance sheet risk to meet the financing needs of its customers, including commitments to extend credit, commercial letters of credit, shipping guarantees, standby letters of credit and forward foreign exchange contracts.

TABLE FOURTEEN reports the total volume and average monthly volume of the Company's export and import letters of credit for the periods indicated. The letter of credit volume increased by 20.1 percent to $819.5 million from $682.3 million and was the primary contributor of the 36.9 percent increase in trade finance fees.

TABLE FOURTEEN. CONTINGENCIES - COMMERCIAL LETTERS OF CREDIT
(In thousands)

                                                               YEAR ENDED DECEMBER 31,
                                  ------------------------------------------------------------------------------
                                           1997                         1996                       1995
                                  ----------------------      ----------------------      ----------------------
                                                Average                      Average                     Average
                                   Total        Monthly        Total         Monthly       Total         Monthly
                                   Volume        Volume        Volume        Volume        Volume        Volume
                                  --------      --------      --------      --------      --------      --------
Export Letters of Credit (1)      $424,748      $ 35,396      $369,367      $ 30,781      $375,717      $ 31,310
Import Letters of Credit (1)       394,758        32,897       312,964        26,080       282,788        23,566
                                  --------      --------      --------      --------      --------      --------
Total                             $819,506      $ 68,293      $682,331      $ 56,861      $658,505      $ 54,876
                                  ========      ========      ========      ========      ========      ========




(1) Represents certain contingent liabilities not reflected on the Company's balance sheet.

The Company provides letter of credit services globally. TABLE FIFTEEN sets forth the distribution of the Company's contingent liabilities by country of the applicant and issuing bank for import and export letters of credit, respectively. As shown by the table, contingent liabilities increased by 59.1 percent to $198.1 million at December 31, 1997 from $131.7 million at December 31, 1996. Individual fluctuations reflect relative changes in the flow of trade.

TABLE FIFTEEN.  CONTINGENT LIABILITIES (1)
(In thousands)

                                          AT DECEMBER 31,
                               ------------------------------------
                                 1997          1996          1995
                               --------      --------      --------
Argentina (2)                  $     --      $  7,095      $  1,916
Bolivia                           3,883         4,401         4,221
Brazil                            4,123         4,770         5,876
Colombia (2)                      3,936            --            --
Costa Rica (2)                    3,168            --            --
Dominican Republic                4,759         2,719         4,791
Ecuador                          17,839         1,858         2,079
El Salvador                       3,837         5,616         3,877
Guatemala                        11,577        13,981        13,377
Haiti (2)                         7,857            --            --
Honduras                          5,550         8,315         5,923
Jamaica (2)                          --         1,556         1,508
Nicaragua (2)                     3,386         1,414            --
Panama                           12,439         9,803         5,369
Paraguay                          2,395         5,105        10,269
Peru                              5,566         5,864         5,346
United States                    94,629        55,991        57,564
Venezuela (2)                        --            --         1,400
Other (3)                        13,139         3,224         2,258
                               --------      --------      --------

Total                          $198,083      $131,712      $125,774
                               ========      ========      ========


(1) Includes export and import letters of credit, standby letters of credit and letters of indemnity.
(2) These countries had contingencies which did not exceed 1 percent of the Company's total contingencies during the period indicated.
(3) Other includes those countries in which contingencies represent less than 1 percent of the Company's total contingencies at each of the above dates.

LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

The Company seeks to manage its assets and liabilities to reduce the potential adverse impact on net interest income that might result from changes in interest rates through systematic monitoring of maturity mismatches. The Company's investment decision-making takes into account not only the rates of return and their underlying degree of risk, but also liquidity requirements, including minimum cash reserves, withdrawal and maturity of deposits and additional demand for funds. For any given period, the pricing structure is matched when an equal amount of assets and liabilities reprice. An excess of assets or liabilities over these matched items results in a gap or mismatch, as shown on TABLE SIXTEEN. A positive gap denotes asset sensitivity and normally means that an increase in interest rates would have a positive effect on net interest income while a decrease in interest rates would have a negative effect on net interest income. However, because different types of assets and liabilities with similar maturities may reprice at different rates or may otherwise react differently to changes in overall market rates or conditions, changes in prevailing interest rates may not necessarily have such effects on net interest income. All of the Company's assets and liabilities are denominated in dollars an therefore the Company has no material foreign exchange risk.

LIQUIDITY

The Company's principal sources of liquidity and funding are its diverse deposit base and the sales of bankers' acceptances as well as loan participations. The level and maturity of deposits necessary to support the Company's lending and investment activities is determined through monitoring loan demand and through its asset/liability management process. Considerations in managing the Company's liquidity position include, but are not limited to, scheduled cash flows from existing assets, contingencies and liabilities, as well as projected liquidity needs arising from anticipated extensions of credit. Furthermore, the liquidity position is monitored daily by management to maintain a level of liquidity conducive to efficient operations and is continuously evaluated as part of the asset/liability management process.

Historically, the Company has increased its level of deposits to allow for its planned asset growth. Customer deposits have increased through the branch network, from private banking customers, as well as deposits related to the trade activity. The majority of the Company's deposits are short-term and closely match the short-term nature of the Company's assets. At December 31, 1997 interest-earning assets maturing within 180 days were $836.9 million, representing 68 percent of total earning assets. The short-term nature of the loan portfolio and the fact that a portion of the loan portfolio consists of bankers' acceptances provides additional liquidity to the Company. Liquid assets at December 31, 1997 were $224.6 million, 16.7 percent of total assets, and consisted of cash and cash equivalents, due from banks-time and U.S. and foreign treasury bills. At December 31, 1997 the Company had been advised of $109.5 million in available interbank funding.

TABLE SIXTEEN presents the projected maturities or interest rate adjustments of the Company's earning assets and interest-bearing funding sources based upon the contractual maturities or adjustment dates at December 31 1997. The interest-earning assets and interest-bearing liabilities of the Company and the related interest rate sensitivity gap given in the following table may not be reflective of positions in subsequent periods.

TABLE SIXTEEN.  INTEREST RATE SENSITIVITY REPORT
(Dollars in thousands)

                                                                                        December 31, 1997
                                                             ------------------------------------------------------------------
                                                              0 to 30          31 to 90         91 to 180        181 to 365
                                                                Days             Days              Days             Days
                                                             ----------        ----------       ----------       ----------
Earning Assets:
   Loans                                                     $  166,534        $  256,400       $  241,766       $  120,998

   Federal funds sold                                            62,000

   Investment securities                                          2,992            25,794           11,562              600

   Interest earning deposits with
     other banks                                                 15,687            30,615           39,641           20,987
                                                             ----------        ----------       ----------       ----------
Total                                                           247,213           312,809          292,969          142,585
                                                             ----------        ----------       ----------       ----------
Funding Sources:
   Savings and transaction deposits                              22,168            47,802

   Time deposits of $100 or more                                 64,737            64,791           83,487           76,570

   Time deposits under $100                                      57,321            68,462          144,780          195,912

   Other time deposits                                           56,885            49,362            1,355            1,955

   Funds overnight                                               53,200
                                                             ----------        ----------       ----------       ----------

Total                                                        $  254,311        $  230,417       $  229,622       $  274,437
                                                             ==========        ==========       ==========       ==========

Interest sensitivity gap                                     $   (7,098)       $   82,392       $   63,347       $ (131,852)
                                                             ==========        ==========       ==========       ==========

Cumulative gap                                               $   (7,098)       $   75,294       $  138,641       $    6,789
                                                             ==========        ==========       ==========       ==========
Cumulative gap as a percentage
   of total earning assets                                         (.59)%            6.30%           11.60%            0.57%
                                                             ==========        ==========       ==========       ==========






                                                                           December 31, 1997
                                                             --------------------------------------------
                                                                1 to 5          Over 5
                                                                 Years           Years            Total
                                                              ----------       ----------      ----------
Earning Assets:
   Loans                                                      $  156,663       $   22,433      $  965,494

   Federal funds sold                                                                              62,000

   Investment securities                                           8,948            4,745          54,641

   Interest earning deposits with
     other banks                                                   6,800                          113,730
                                                              ----------       ----------      ----------
Total                                                            172,411           27,178       1,195,865
                                                              ----------       ----------      ----------
Funding Sources:
   Savings and transaction deposits                                                                69,970

   Time deposits of $100 or more                                  58,956              110         348,651

   Time deposits under $100                                        8,607               79         475,161

   Other time deposits                                                                            109,557

   Funds overnight                                                                                 53,200
                                                              ----------       ----------      ----------
Total                                                         $   67,563       $      189      $1,056,539
                                                              ==========       ==========      ==========

Interest sensitivity gap                                      $  104,848       $   26,989      $  139,326
                                                              ==========       ==========      ==========

Cumulative gap                                                $  112,337       $  139,326
                                                              ==========       ==========
Cumulative gap as a percentage
   of total earning assets                                         9.39%           11.65%
                                                              ==========       ==========





CREDIT QUALITY REVIEW

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses reflects management's judgment of the level of allowance adequate to provide for reasonably foreseeable losses, based upon the following factors: (i) the economic conditions in those countries in the Region in which the Company conducts trade finance activities; (ii) the credit condition of its customers and correspondent banks, as well as the underlying collateral, if any; (iii) historical experience; and (iv) the average maturity of its loan portfolio.

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

Determining the appropriate level of the allowance for credit losses requires management's judgment, including application of the factors described above to assumptions and estimates made in the context of changing political and economic conditions in many of the countries of the Region. Accordingly, there can be no assurance that the Company's current allowance for credit losses will prove to be adequate in light of future events and developments. At December 31, 1997 the allowance for credit losses was approximately $10.3 million, an increase of 80.7 percent from $5.7 million at December 31, 1996. This increase is largely a function of the loan growth during the year.

TABLE SEVENTEEN provides certain information with respect to the Company's allowance for credit losses, provision for credit losses and chargeoff and recovery activity for the periods shown.

TABLE SEVENTEEN.  CREDIT LOSS EXPERIENCE
(in thousands)

                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------------------
                                                    1997             1996             1995             1994           1993
                                                 ---------        ---------        ---------        ---------      -----------
Balance of allowance for credit losses at
beginning of year                                $   5,725        $   4,450        $   4,133        $   3,270      $     1,672
Charge-offs:
Domestic:
     Commercial                                     (1,693)            (951)          (1,097)            (352)            (474)
     Acceptances                                         0                0                0                0                0
     Residential                                         0                0                0                0              (13)
     Installment                                        (3)              (8)              (3)               0                0
                                                 ---------        ---------        ---------        ---------      -----------
   Total domestic                                   (1,696)            (959)          (1,100)            (352)            (487)
Foreign:
     Government and official institutions                0                0                0                0                0
     Banks and other financial institutions           (896)            (678)               0                0                0
     Commercial and industrial                           0             (146)          (1,044)(1)       (1,686)(1)         (534)
     Acceptances discounted                              0                0                0                0                0
                                                 ---------        ---------        ---------        ---------      -----------
    Total foreign                                     (896)            (824)          (1,044)          (1,686)            (534)
                                                 ---------        ---------        ---------        ---------      -----------
Total charge-offs                                   (2,592)          (1,783)          (2,144)          (2,038)          (1,021)
Recoveries:
Domestic
     Commercial                                        203               16               10               19               60
     Acceptances                                         0                0                0                0                0
     Residential                                         0                0                0                0                0
     Installment                                         1                2                1                7                9
Foreign                                                  0                0                0                0                0
                                                 ---------        ---------        ---------        ---------      -----------
     Total recoveries                                  204               18               11               26               69
                                                 ---------        ---------        ---------        ---------      -----------
Net (charge offs) recoveries                        (2,388)          (1,765)          (2,133)          (2,012)            (952)
Provision for credit losses                          6,980            3,040            2,450            2,875            2,550
                                                 ---------        ---------        ---------        ---------      -----------
Balance at end of year                           $  10,317        $   5,725        $   4,450        $   4,133      $     3,270
                                                 =========        =========        =========        =========      ============
Average loans                                    $ 735,735        $ 485,758        $ 370,568        $ 270,798      $   190,364
Total loans                                      $ 964,794        $ 535,559        $ 422,980        $ 315,533      $   197,347
Net charge-offs to average loans                      0.32%            0.36%            0.58%            0.74%           0.50%
Allowance to total loans                              1.07%            1.07%            1.05%            1.31%           1.66%



(1) Related to extension of credit to a domestic-based business operated by a company organized under the laws of a foreign country.

TABLE EIGHTEEN sets forth an analysis of the allocation of the allowance for credit losses by category of loans and the allowance for credit losses allocated to foreign loans. The allowance is established to cover potential losses inherent in the portfolio as a whole or is available to cover potential losses on any of the Company's loans.

TABLE EIGHTEEN.  ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES
(In thousands)

                                                                             YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------------------------
                                                         1997            1996            1995          1994            1993
                                                       ---------       --------       --------       --------       --------
Allocation of the allowance by category
of loans:
Domestic:                                              $   1,896       $  1,900       $    639       $  1,694       $  1,834
     Commercial                                              315            226            333            299            373
     Acceptances                                              59             54             57             55             45
     Residential                                               3              6              4              4              7
     Installment                                             154             58             37             19            101
                                                       ---------       --------       --------       --------       --------
     Overdraft                                             2,427          2,244          1,070          2,071          2,360
         Total domestic

Foreign:                                                       0              0              0              0              0
     Government and official institutions                  3,854          2,112          1,900            550            369
     Banks and other financial institutions                3,442            920          1,101          1,381            450
     Commercial and industrial                               594            449            379            131             91
                                                       ---------       --------       --------       --------       --------
     Acceptances discounted                                7,890          3,481          3,380          2,062            910
          Total foreign                                $  10,317       $  5,725       $  4,450       $  4,133       $  3,270
                                                       =========       ========       ========       ========       ========
Total

Percent of loans in each category to total loans:

Domestic:

     Commercial                                             18.0%          20.1%          21.9%          20.6%          25.8%
     Acceptances                                             4.7%           4.4%           7.8%          13.6%          24.5%
     Residential                                             1.2%           2.0%           2.7%           3.5%           4.5%
     Installment                                             0.0%           0.1%           0.1%           0.1%           0.3%
     Overdraft                                               0.6%           0.4%           0.8%           0.5%           4.7%
                                                       ---------       --------       --------       --------       --------
          Total domestic                                    24.5%          27.0%          33.3%          38.3%          59.8%
Foreign:
     Government and official institutions                    0.1%           0.1%           0.2%           0.2%           0.3%
     Banks and other financial institutions                 36.5%          24.2%          32.3%          30.5%          23.4%
     Commercial and industrial                              33.2%          33.6%          19.3%          24.7%          16.3%
     Acceptances discounted                                  5.7%          15.1%          14.9%           6.3%           0.2%
                                                       ---------       --------       --------       --------       --------
          Total foreign                                     75.5%          73.0%          66.7%          61.7%          40.2%
Total                                                      100.0%         100.0%         100.0%         100.0%         100.0%
                                                       =========       ========       ========       ========       ========


TABLE NINETEEN. ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES ALLOCATED TO FOREIGN
LOANS
(In thousands)

                                                                             YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------------------------------
                                                     1997          1996          1995             1994             1993
                                                   -------       -------       -------          -------          -------
Balance, beginning of year                         $ 3,481       $ 3,380       $ 2,062          $   910          $   337
Provision for credit losses                          5,302           925         2,362            2,838            1,107
Net charge-offs                                       (896)         (824)       (1,044)(1)       (1,686)(1)         (534)
                                                   -------       -------       -------          -------          -------

Balance, end of year                               $ 7,887       $ 3,481       $ 3,380          $ 2,062          $   910
                                                   =======       =======       =======          =======          =======



(1) Related to extensions of credit to a domestic-based business operated by a company organized under the laws of a foreign country.

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

The Company usually places an asset on nonaccrual status when any payment of principal or interest is over 90 days past due or earlier if management determines the collection of principal or interest to be unlikely. Loans over 90 days past due may not be placed on nonaccrual if they are in the process of collection and are either secured by property having a realizable value at least equal to the outstanding debt and accrued interest or are fully guaranteed by a financially responsible party whom the Company believes is willing and able to discharge the debt, including accrued interest. In most cases, if a borrower has more than one loan outstanding under its line with the Company and any of its individual loans becomes over 90 days past due, the Company places all outstanding loans to that borrower on nonaccrual status.

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

The following table sets forth information regarding the Company's nonperforming loans at the dates indicated. There was an increase of 24.6 percent in nonperforming loans from December 31, 1996 to December 31, 1997. However, the nonperforming loans to total loans ratio has improved when compared to prior year results.

TABLE TWENTY.  NONPERFORMING LOANS
(In thousands)

                                                                             AT DECEMBER 31,
                                                     ----------------------------------------------------------
                                                      1997        1996          1995         1994         1993
                                                     ------       ------       ------       ------       ------
Domestic:
     Non accrual                                     $3,100       $3,087       $1,345       $  584       $  458
     Past due over 90 days and accruing                   0            0          582            0        2,158
                                                     ------       ------       ------       ------       ------
          Total domestic nonperforming loans          3,100        3,087        1,927          584        2,616
                                                     ------       ------       ------       ------       ------

Foreign

     Non accrual                                      2,949        1,654        2,287        1,285            0
     Past due over 90 days and accruing                   0          112          301            0            0
                                                     ------       ------       ------       ------       ------
          Total foreign nonperforming loans           2,949        1,766        2,588        1,285            0
                                                     ------       ------       ------       ------       ------

     Total nonperforming loans                       $6,049       $4,853       $4,515       $1,869       $2,616
                                                     ======       ======       ======       ======       ======

     Total nonperforming loans to total loans          0.48%        0.91%        1.07%        0.59%        1.33%
     Total nonperforming assets to total assets        0.64%        0.64%        0.73%        0.41%        0.83%




(1) During such periods the Company did not have any loans which were deemed to be "troubled debt restructurings" as defined in SFAS No. 15.

At December 31, 1996, and December 31, 1997 the Company had no nonaccruing investment securities.

For the year ended December 31, 1997, the amount of interest income that was accrued and that would have been accrued on the loans in the previous table in accordance with their contractual terms were approximately $65,000, all of which represented interest income on domestic loans, and $575,000, of which $236,000 represented interest income on domestic loans and $339,000 represented interest income on foreign loans, respectively.

Management does not believe that there is a material amount of loans not included in the foregoing table where known information about possible credit problems of the borrowers would cause management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in such loans becoming nonaccruing loans.

CAPITAL RESOURCES

Stockholders' equity at December 31, 1997, was $98.3 million compared to $43.8 million at December 31, 1996. This increase was due to $39.0 million net proceeds related to the initial public offering and $15.9 million from retained earnings for 1997. In addition, during 1997 and 1996 the Company paid dividends on preferred stock of $319,000 and $708,000, respectively, which were within the amounts allowed by banking and holding Company regulations.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier I capital (as defined in the regulations) to total average assets (as defined) and minimum ratios of Tier I and total capital (as defined) to risk- weighted assets (as defined).

The Company completed its initial public offering on March 26, 1997 which resulted in significantly higher capital ratios being reported for 1997. The Company expects to continue to grow which will reduce these ratios. NOTE SEVEN of the consolidated financial statements reports Company and Bank capital ratios.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

MARKET RISK MANAGEMENT

In the normal course of conducting business activities, the Company is exposed to market risk which includes both price and liquidity risk. The Company's price risk arises from fluctuations in interest rates, and foreign exchange rates that may result in changes in values of financial instruments. The Company does not have material direct market risk related to commodity and equity prices. Liquidity risk arises from the possibility that the Company may not be able to satisfy current and future financial commitments or that the Company may not be able to liquidate financial instruments at market prices. Risk management policies and procedures have been established and are utilized to manage the Company's exposure to market risk. The strategy of the Company is to operate at an acceptable risk environment while maximizing its earnings.

Market risk is managed by the Asset Liability Committee which formulates and monitors the performance of the Company based on established levels of market risk as dictated by policy. In setting the tolerance levels of market risk, the Committee considers the impact on both earnings and capital, potential changes in the outlook in market rates, global and regional economies, liquidity, business strategies and other factors.

The Company's asset and liability management process is utilized to manage interest rate risk through the structuring of balance sheet and off-balance sheet portfolios. It is the strategy of the Company to maintain as neutral an interest rate risk position as possible. By utilizing this strategy the Company "locks in" a spread between interest earning assets and interest-bearing liabilities. Given the matching strategy of the Company and the fact that it does not maintain significant medium and/or long-term exposure positions, the Company's interest rate risk is measured and quantified through interest rate sensitivity reports. For any given period, the Company's pricing structure is matched when an equal amount of assets and liabilities reprice. An excess of assets or liabilities over these matched items results in a gap or mismatch. A positive gap denotes asset sensitivity and normally means that an increase in interest rates would have a positive effect on net interest income. On the other hand a negative gap denotes liability sensitivity and normally means that a decline in interest rates would have a positive effect on net interest income. However, because different types of assets and liabilities with similar maturities may reprice at different rates or may otherwise react differently to changes in overall market rates or conditions, changes in prevailing interest rates may not necessarily have such effects on net interest income.

TABLE SIXTEEN provides the Company's Interest Rate Sensitivity Reports as of December 31, 1997. This table shows that interest bearing liabilities maturing or repricing within one year exceeded interest earning assets by $7.5 million. The Company monitors that the assets and liabilities are closely matched to minimize interest rate risk. On December 31, 1997 the interest rate risk position of the Company was not significant since the impact of a 100 basis point rise or fall of interest rates over the next 12 months is estimated at 3 percent of net income.

Substantially all of the Company's assets and liabilities are denominated in dollars therefore the Company has no material foreign exchange risk. In addition, the Company has no trading account securities, therefore it is not exposed to market risk resulting from trading activities.

NOTE TWELVE of the consolidated financial statements reports fair value calculations of financial instruments. As reported in this note, the carrying values approximate their fair values which generally minimizes the exposure to market risk resulting from interest rate fluctuations. This minimal risk is the result of the short term nature of the Company's interest earning assets and the matching maturity level of the interest bearing liabilities.

On a daily basis the Bank's Senior Vice President of Finance and the Bank's Treasurer are responsible for measuring and managing market risk.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Hamilton Bancorp Inc.:

We have audited the accompanying consolidated statements of condition of Hamilton Bancorp Inc. and its subsidiary, Hamilton Bank, N.A., as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial condition of Hamilton Bancorp Inc. and its subsidiary, Hamilton Bank, N.A., at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Miami, Florida

January 30, 1998

HAMILTON BANCORP INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------



                                                                                            1997                1996
                                                                                      ---------------       ---------------
ASSETS

CASH AND DEMAND DEPOSITS WITH OTHER BANKS                                             $    29,433,736       $    14,806,058

FEDERAL FUNDS SOLD                                                                         62,000,000            18,300,000
                                                                                      ---------------       ---------------

           Total cash and cash equivalents                                                 91,433,736            33,106,058

INTEREST-EARNING DEPOSITS WITH OTHER BANKS                                                113,730,084            80,476,576

SECURITIES AVAILABLE FOR SALE (Amortized cost:
   $54,725,605 in 1997 and $29,023,369 in 1996)                                            54,640,894            29,019,699

LOANS - NET                                                                               952,431,281           527,279,242

DUE FROM CUSTOMERS ON BANKERS ACCEPTANCES                                                  95,311,823            60,760,690

DUE FROM CUSTOMERS ON DEFERRED PAYMENT LETTERS OF CREDIT                                    8,352,196             7,343,466

PROPERTY AND EQUIPMENT - NET                                                                4,784,387             3,459,457

ACCRUED INTEREST RECEIVABLE                                                                14,441,268             6,471,379

GOODWILL - NET                                                                              2,008,238             2,183,283

OTHER ASSETS                                                                                5,000,476             5,470,117
                                                                                      ---------------       ---------------

TOTAL                                                                                 $ 1,342,134,383       $   755,569,967
                                                                                      ===============       ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                                              $ 1,135,046,472       $   638,641,051

BANKERS ACCEPTANCES OUTSTANDING                                                            95,311,823            60,760,690

DEFERRED PAYMENT LETTERS OF CREDIT OUTSTANDING                                              8,352,196             7,343,466

OTHER LIABILITIES                                                                           5,096,242             5,024,658
                                                                                      ---------------       ---------------

           Total liabilities                                                            1,243,806,733           711,769,865
                                                                                      ---------------       ---------------

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:

  Preferred stock, non-voting, non-cumulative, 14% maximum dividend rate, par value $.01 per share, 2,000,000 shares authorized, 101,207 shares issued and
    outstanding at December 31, 1996                                                               --                 1,012
  Common stock, $.01 par value, 75,000,000 shares authorized, 9,827,949 shares issued and outstanding at December 31, 1997 and 5,205,030 shares issued and
    outstanding at December 31, 1996                                                           98,279                52,050
  Capital surplus                                                                          56,265,914            17,317,483
  Retained earnings                                                                        42,015,980            26,431,832
  Net unrealized loss on securities available for sale, net of taxes                          (52,523)               (2,275)
                                                                                      ---------------       ---------------
           Total stockholders' equity                                                      98,327,650            43,800,102
                                                                                      ---------------       ---------------
TOTAL                                                                                 $ 1,342,134,383       $   755,569,967
                                                                                      ===============       ===============




See accompanying notes to consolidated financial statements.

HAMILTON BANCORP INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



                                                            1997             1996             1995
                                                         -----------      -----------      -----------
INTEREST INCOME:
  Loans, including fees                                  $70,262,273      $48,090,326      $40,084,370
  Deposits with other banks                                8,909,224        5,751,196        4,549,460
  Securities                                               2,980,037        1,550,770        1,652,179
  Federal funds sold                                       1,007,546        1,274,131        1,144,143
                                                         -----------      -----------      -----------

           Total                                          83,159,080       56,666,423       47,430,152
                                                         -----------      -----------      -----------

INTEREST EXPENSE:
  Deposits                                                43,912,888       29,392,397       23,544,990
  Federal funds purchased                                    283,627           23,943
                                                         -----------      -----------      -----------

           Total                                          44,196,515       29,416,340       23,544,990
                                                         -----------      -----------      -----------

NET INTEREST INCOME                                       38,962,565       27,250,083       23,885,162

PROVISION FOR CREDIT LOSSES                                6,980,444        3,040,000        2,450,000
                                                         -----------      -----------      -----------

NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                       31,982,121       24,210,083       21,435,162
                                                         -----------      -----------      -----------

NON-INTEREST INCOME:
  Trade finance fees and commissions                      12,767,587        9,324,796        9,035,012
  Structuring and syndication fees                         2,535,222          137,984          418,538
  Customer service fees                                      713,415        1,251,881          890,174
  Net gain on sale of securities available for sale          108,018               --            3,229
  Other                                                      317,514          269,905          341,705
                                                         -----------      -----------      -----------

           Total                                          16,441,756       10,984,566       10,688,658
                                                         -----------      -----------      -----------

OPERATING EXPENSES:
  Employee compensation and benefits                      13,162,229       10,934,762       10,090,223
  Occupancy and equipment                                  3,250,509        2,907,293        2,866,811
  Directors' fees                                            808,700          998,500          811,900
  Federal deposit and regulatory insurance                   324,841          173,143          487,411
  Other                                                    5,876,441        4,616,631        4,692,671
                                                         -----------      -----------      -----------
           Total                                          23,422,720       19,630,329       18,949,016
                                                         -----------      -----------      -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                  25,001,157       15,564,320       13,174,804

PROVISION FOR INCOME TAXES                                 9,098,209        5,854,809        5,171,443
                                                         -----------      -----------      -----------
NET INCOME                                               $15,902,948      $ 9,709,511      $ 8,003,361
                                                         ===========      ===========      ===========

NET INCOME PER COMMON SHARE:
  Basic                                                  $      1.81      $      1.87      $      1.54
                                                         ===========      ===========      ===========
  Diluted                                                $      1.73             1.79             1.47
                                                         ===========      ===========      ===========
AVERAGE SHARES OUTSTANDING:
  Basic                                                    8,806,379        5,205,030        5,205,030
                                                         ===========      ===========      ===========
  Diluted                                                  9,173,680        5,430,030        5,430,030
                                                         ===========      ===========      ===========



See accompanying notes to consolidated financial statements.

HAMILTON BANCORP INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
--------------------------------------------------------------------------------




                                                              PREFERRED STOCK                           COMMON STOCK
                                                      --------------------------------      ----------------------------------
                                                           SHARES           AMOUNT              SHARES                AMOUNT
                                                      -------------     --------------      -------------         ------------
BALANCE, DECEMBER 31, 1994                                  101,207       $      1,012          4,731,804         $     47,318

Net change in unrealized loss on
  securities available for sale, net
  of taxes

Cash dividends on preferred stock,
net of withholding taxes

Net income
                                                      -------------     --------------      -------------         ------------

BALANCE, DECEMBER 31, 1995                                  101,207              1,012          4,731,804               47,318

  Net change in unrealized gain on securities available for sale, net of taxes

  Cash dividends on preferred stock,
    net of withholding
    taxes

  Stock dividend (10%)                                                                            473,226                4,732

  Net income
                                                      -------------     --------------      -------------         ------------

BALANCE, DECEMBER 31, 1996                                  101,207              1,012          5,205,030               52,050

  Net change in unrealized loss on securities available for sale, net of taxes

  Cash dividends on preferred stock,
   net of withholding taxes

  Conversion of preferred stock into
   common stock with 6.5 to 1 split                        (101,207)            (1,012)           466,160                4,662

 Conversion of  bank stock and
   warrants into common stock with 6.5 to 1 split                                               1,396,759               13,967

  Sale of 2,760,000 shares of common
   stock in public offering, net                                                                2,760,000               27,600

Net income
                                                      -------------     --------------      -------------         ------------

BALANCE, DECEMBER 31, 1997                                       --                 --          9,827,949               98,279
                                                      =============     ==============      =============         ============



                                                                                         NET UNREALIZED (LOSS)
                                                                                          GAIN ON SECURITIES       TOTAL
                                                          CAPITAL            RETAINED     AVAILABLE FOR SALE,   STOCKHOLDERS'
                                                          SURPLUS            EARNINGS        NET OF TAXES          EQUITY
                                                        ------------       ------------   -------------------   ------------
BALANCE, DECEMBER 31, 1994                              $ 14,410,015       $ 13,032,871      $    (27,338)      $ 27,463,878

Net change in unrealized loss on
  securities available for sale, net
  of taxes                                                                                         29,125             29,125

Cash dividends on preferred stock,
net of withholding taxes                                                       (693,267)                            (693,267)

Net income                                                                    8,003,361                            8,003,361
                                                        ------------       ------------      ------------       ------------

BALANCE, DECEMBER 31, 1995                                14,410,015         20,342,965             1,787         34,803,097

  Net change in unrealized gain on securities
     available for sale, net of
     taxes                                                                                         (4,062)            (4,062)

  Cash dividends on preferred stock,
    net of withholding
    taxes                                                                      (708,444)                            (708,444)

  Stock dividend (10%)                                     2,907,468         (2,912,200)

  Net income                                                                  9,709,511                            9,709,511
                                                        ------------       ------------      ------------       ------------

BALANCE, DECEMBER 31, 1996                                17,317,483         26,431,832            (2,275)        43,800,102

  Net change in unrealized loss on securities
   available for sale, net of taxes                                                               (50,248)           (50,248)

  Cash dividends on preferred stock,
   net of withholding taxes                                                    (318,800)                            (318,800)

  Conversion of preferred stock into
   common stock with 6.5 to 1 split                           (3,650)

 Conversion of  bank stock and
   warrants into common stock with 6.5 to 1 split            (13,967)

  Sale of 2,760,000 shares of common
   stock in public offering, net                          38,966,048                                              38,993,648

Net income                                                                   15,902,948                           15,902,948
                                                        ------------       ------------      ------------       ------------

BALANCE, DECEMBER 31, 1997                                56,265,914       $ 42,015,980      $    (52,523)      $ 98,327,650
                                                        ============       ============      ============       ============




See accompanying notes to consolidated financial statements.

HAMILTON BANCORP INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                 1997                  1996                1995
                                                              -------------       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $  15,902,948       $   9,709,511       $   8,003,361
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                               1,023,698           1,073,882           1,070,040
      Provision for credit losses                                 6,980,444           3,040,000           2,450,000
      Deferred tax (benefit) provision                           (2,615,691)             72,795            (110,995)
      Net gain on sale of securities available for sale            (108,018)                                 (3,229)
      Net gain on sale of other real estate owned                                        (8,041)
      Proceeds from the sale of bankers acceptances
       and loan participations, net of loan
       participations purchased                                  80,006,663         102,353,546         104,944,752
      Increase in accrued interest
       receivable and other assets                               (5,248,087)         (3,922,884)           (218,598)
      Increase (decrease) in other liabilities                      107,343             793,903            (265,837)
                                                              -------------       -------------       -------------

           Net cash provided by operating activities             96,049,300         113,112,712         115,869,494
                                                              -------------       -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in interest-earning deposits with other banks        (33,253,508)        (42,058,446)         (4,867,295)
  Purchase of securities available for sale                    (201,446,579)        (59,430,529)        (17,440,898)
  Purchase of securities held to maturity                                                               (58,874,233)
  Proceeds from maturities of securities
    held to maturity                                                                 20,946,175          54,725,879
  Proceeds from sales and maturities of
    securities available for sale                               176,203,052          38,374,930          16,138,394
  Increase in loans - net                                      (512,139,146)       (216,710,529)       (213,566,338)
  Purchases of property and equipment - net                      (2,165,710)           (640,208)         (1,498,830)
  Proceeds from sale of other real estate owned                                          56,399
                                                              -------------       -------------       -------------

           Net cash used in investing activities               (572,801,891)       (259,462,208)       (225,383,321)
                                                              -------------       -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits - net                                    496,405,421         133,575,464         131,716,915
  Net proceeds from issuance of common stock                     38,993,648
  Cash dividends on preferred stock                                (318,800)           (708,444)           (693,267)
                                                              -------------       -------------       -------------

           Net cash provided by financing activities            535,080,269         132,867,020         131,023,648
                                                              -------------       -------------       -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             58,327,678         (13,482,476)         21,509,821

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   33,106,058          46,588,534          25,078,713
                                                              -------------       -------------       -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                      $  91,433,736       $  33,106,058       $  46,588,534
                                                              =============       =============       =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the year                               $  42,555,112       $  29,550,600       $  22,815,743
                                                              =============       =============       =============

  Income taxes paid during the year                           $   9,077,000       $   5,540,000       $   4,520,000
                                                              =============       =============       =============
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  Other real estate owned acquired through foreclosure        $     165,000                           $      48,358
                                                              =============                           =============



See accompanying notes to consolidated financial statements.

HAMILTON BANCORP INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Hamilton Bancorp, Inc. (the "Company") is a holding company formed in 1988 primarily to acquire ownership in Hamilton Bank, N.A. (the "Bank"), a national Federal Reserve member bank which commenced operations in February 1983. As of December 31, 1997, the Company owned 99.78% of the outstanding common stock of the Bank. The Bank's business is focused primarily on foreign trade and providing innovative services for its financial correspondents and exporting/importing firms. The Bank offers these services through its main office and three branches in Miami, Florida, and a branch in Tampa, Winter Haven, Sarasota, West Palm Beach, Florida and San Juan, Puerto Rico.

The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices within the banking industry. The following summarizes the more significant of these policies:

BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany amounts have been eliminated in consolidation.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - For purposes of the consolidated statements of cash flows, the Company considers cash, demand deposits with other banks, and federal funds sold as cash and cash equivalents. Generally, federal funds are sold for one-day periods.

The Federal Reserve requires banks to maintain certain average reserve balances, in the form of vault cash or funds on deposit with the Federal Reserve, based upon the total of a bank's net transaction accounts. At December 31, 1997 and 1996, the Bank met its average reserve requirement.

INVESTMENT SECURITIES - Investment securities are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Under SFAS No. 115, investment securities must be classified and accounted for under the following conditions:

TRADING ACCOUNT SECURITIES - Trading account securities are held in anticipation of short-term sales or market movements. Trading account securities are stated at fair value. Gains or losses on the sale of trading account securities, as well as unrealized fair value adjustments, are included in operating income. At December 31, 1997 and 1996, the Company held no trading account securities.

SECURITIES AVAILABLE FOR SALE - Securities to be held for unspecified periods of time including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, or other similar factors are classified as available for sale and are carried at fair value. Unrealized gains or losses are reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses are recognized using the specific identification method upon realization.

SECURITIES HELD TO MATURITY - Securities that management has a positive intent and the ability to hold to maturity are carried at cost, adjusted for amortization of premiums and accretions of discounts over the life of the securities using a method which approximates the level-yield method. At December 31, 1997 and 1996, the Company held no securities classified as securities held to maturity.

ALLOWANCE FOR CREDIT LOSSES - The allowance for credit losses is established through a provision for credit losses charged to expense based on management's evaluation of the potential losses in its loan portfolio. Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers, among other matters, historical loss experience, net realizable value of collateral, current economic conditions and trends, geographical considerations, and such other factors as in management's judgment deserve recognition. Many of these factors involve a significant degree of estimation and are beyond management's control or are subject to changes which may be unforeseen. Although management believes the allowance is adequate to absorb losses on existing loans that may become uncollectible, the ultimate losses may vary significantly from the current estimates.

IMPAIRED LOANS - The Company accounts for impaired loans in accordance with SFAS No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN. Under these standards, individually identified impaired loans are measured based on the present value of payments expected to be received, using the historical effective loan rate as the discount rate. Alternatively, measurement may also be based on observable market prices, or for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. The Company evaluates commercial loans individually for impairment, while groups of smaller-balance homogeneous loans (generally residential mortgage and installment loans) are collectively evaluated for impairment. The Company has classified all non-accrual loans as impaired.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized by the straight-line method over the remaining term of the applicable leases or their useful lives, whichever is shorter. The useful lives used are as follows:

              Building                                   30 years
              Leasehold improvements                     5 - 10 years
              Furniture and equipment                    5 - 7 years
              Automobiles                                5 years

GOODWILL - Goodwill of approximately $861,000 arising from the acquisition of the Bank during 1988 and of approximately $1,980,000 arising from the Bank's branch purchase and assumption of deposits during 1994 are being amortized on a straight-line basis over a period of twenty and fifteen years, respectively. The Company reviews goodwill periodically for events or changes in circumstances that may indicate that the carrying amount is not recoverable on an undiscounted cash flow basis.

FEDERAL FUNDS PURCHASED - Federal funds purchased generally mature within one to four days from the transaction date. At December 31, 1997 and 1996, there were no federal funds purchased outstanding.

INCOME RECOGNITION - Interest income on loans is recognized based upon the principal amounts outstanding. Loans over 90 days past due may not be placed on nonaccrual if they are in the process of collection and are either secured by property having a realizable value at least equal to the outstanding debt and accrued interest or are fully guaranteed by a financially responsible party whom the Bank believes is willing and able to discharge the debt, including accrued interest. Loans are placed on a nonaccruing status when management believes that interest on such loans may not be collected in the normal course of business.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

Trade finance fees and commissions include fees for letters of credit and acceptances. Nonrefundable fees on letters of credit and acceptances are recognized at execution date.

Syndication and structuring fees are earned in connection with the purchase, participation and placement, without recourse or future obligation, of trade finance obligations and for arranging financing for domestic and foreign customers. Nonrefundable fees earned for such transactions are fully recognized in income at the time the transaction is consummated.

INCOME TAXES - The provision for income taxes is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The Company provides for deferred taxes under the liability method. Under such method, deferred taxes are adjusted for tax rate changes as they occur. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

RECLASSIFICATIONS - Certain amounts in the 1996 and 1995 financial statements have been reclassified for comparative purposes.

NET INCOME PER COMMON SHARE - The Company adopted SFAS No. 128, EARNINGS PER SHARE, for fiscal year 1997. Under SFAS No. 128, basic earnings per share is computed based on the average number of common shares outstanding and diluted earnings per share is computed based on the average number of common and common equivalent shares (consisting of stock options, see Note 8) outstanding. SFAS No. 128 required the restatement of all prior-period earnings per share data.

STOCK SPLIT - On January 21, 1997, the Company's Board of Directors (the "Board") approved a 6.5 for 1 common stock split (see Note 7). Retroactive restatement has been made to all share amounts to reflect the stock split.

STOCK - BASED COMPENSATION - SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages, but does not require, companies to record compensation cost for stock-based employee and non-employee members of the Board compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation to employees and non-employee members of the Board using the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Accordingly, compensation cost for stock options issued to employees and non-employee of the Board are measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee or non-employee member of the Board must pay for the stock.

NEW ACCOUNTING PRONOUNCEMENTS - In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF Liabilities, which is effective for transactions occurring after December 31, 1996. SFAS No. 125 provides guidance for determining whether a transfer of a financial asset is treated as a sale versus a financing. Additionally, if a transfer qualifies as a financing transaction, the statement contains provisions that may require the recognition of collateral received or provided, in addition to the financing balance.

In December 1996, the FASB issued SFAS No. 127, DEFERRAL OF THE EFFECTIVE DATE OF CERTAIN PROVISIONS OF FASB STATEMENT NO. 125, which defers for one year the effective date of the collateral provisions for all transactions and the sale provisions for repurchase agreement, securities lending, and similar transactions. These provisions will be applied prospectively to transactions entered into after December 31, 1997. The adoption of such provisions is not expected to have a significant impact on the Company's results of operations.

The provisions of SFAS No. 125 not deferred by SFAS No. 127 have been adopted as of January 1, 1997, and did not have a material impact on the Bank's results of operations.

In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 requires that all components of comprehensive income be reported on one of the following: (1) the statement of income, (2) the statement of changes in stockholders' equity, or (3) a separate statement of comprehensive income. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid-in capital) and distributions to owners (dividends). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 is not expected to have a material impact on the Company's financial statements presentation.

2. INVESTMENT SECURITIES

A comparison of the amortized cost and fair value of investment securities at December 31, 1997 and 1996 is as follows:

                                                                              1997
                                             ---------------------------------------------------------------
                                              AMORTIZED              GROSS UNREALIZED              FAIR
                                                COST              GAINS           LOSSES           VALUE
                                             -----------      -----------      -----------      -----------
AVAILABLE FOR SALE:
  U.S. Government and agency securities      $29,716,609                       $     5,373      $29,711,236
  Foreign debt securities                     20,179,393      $    14,479                        20,193,872
  Federal reserve bank stock                   1,262,000                                          1,262,000
  Foreign bank stocks                          1,880,768                            98,945        1,781,823
  Mutual funds                                 1,686,835           95,268           90,140        1,691,963
                                             -----------      -----------      -----------      -----------

Total                                        $54,725,605      $   109,747      $   194,458      $54,640,894
                                             ===========      ===========      ===========      ===========



                                                                           1996
                                             ---------------------------------------------------------------
                                               AMORTIZED              GROSS UNREALIZED              FAIR
                                                COST              GAINS           LOSSES            VALUE
                                             -----------     ------------      -----------      ------------
AVAILABLE FOR SALE:

  U.S. Government and agency securities      $27,468,916                       $     3,670       $27,465,246
  Federal reserve bank stock                     354,850                                             354,850
  Foreign bank stocks                          1,049,579                                           1,049,579
  Mutual funds                                   150,024                                             150,024
                                             -----------                       -----------       -----------
Total                                        $29,023,369                       $     3,670       $29,019,699
                                             ===========                       ===========       ===========



During the years ended December 31, 1997 and 1995, gross realized gains were approximately $109,000 and $7,000, respectively, and gross realized losses were $1,000 and $4,000, respectively, on the sale of securities available for sale. There were no sales of securities available for sale during the year ended December 31, 1996.

Investment securities with an amortized cost and fair value of approximately $29,717,000 and $29,711,000, respectively, at December 31, 1997, were pledged as collateral for public deposits.

The following table shows the amortized cost and the fair value by maturity distribution of the securities portfolio at December 31, 1997:

                                             AVAILABLE FOR SALE
                               ------------------------------------------------
                                  AMORTIZED         FAIR            WEIGHTED
                                    COST            VALUE         AVERAGE RATE
Within one year                 $40,948,010      $40,957,855        6.19%
One to five years                 8,947,992        8,947,253        8.54%
                                -----------      -----------
Total                            49,896,002       49,905,108

Federal reserve bank stock        1,262,000        1,262,000          --
Foreign bank stocks               1,880,768        1,781,823          --
Mutual funds                      1,686,835        1,691,963          --
                                -----------      -----------

Total securities                $54,725,605      $54,640,894          --
                                ===========      ===========





3. LOANS

Loans consist of the following at December 31, 1997 and 1996:

                                                 1997               1996
                                             ------------      ------------
Commercial (primarily trade related):
  Domestic                                   $179,434,813      $110,322,486
  Foreign                                     672,659,527       309,950,041
Acceptances discounted - trade related:
  Domestic                                     45,152,658        23,313,663
  Foreign                                      55,301,075        80,934,508
Residential mortgages                          12,007,913        10,609,936
Installment                                       237,810           428,492
                                             ------------      ------------
Total                                         964,793,796       535,559,126
Less:
  Unearned income:
    Acceptances discounted                      1,809,399         2,318,378
    Other                                         236,556           236,543
  Allowance for credit losses                  10,316,560         5,724,963
                                             ------------      ------------
Loans - net                                  $952,431,281      $527,279,242
                                             ============      ============

The Bank's business activity is mostly with customers and correspondent banks located in South Florida, Central America, and the Caribbean. The majority of the credits are for the finance of imports and exports and above have maturities of up to 180 days. These credits are secured either by banks, factored receivables, cash, or the underlying goods. Management closely monitors its credit concentrations by industry, geographic locations, and type of collateral as well as individual customers.

A summary of the activity in the allowance for credit losses for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                             1997               1996               1995
                                         ------------       ------------       ------------
Balance at the beginning of year         $  5,724,963       $  4,450,454       $  4,133,012
Provision charged to operations             6,980,444          3,040,000          2,450,000
Loan charge-offs, net of recoveries        (2,388,847)        (1,765,491)        (2,132,558)
                                         ------------       ------------       ------------

Balance at the end of year               $ 10,316,560       $  5,724,963       $  4,450,454
                                         ============       ============       ============


At December 31, 1997 and 1996, the recorded investment in impaired loans was approximately $6,049,000 and $4,617,000, respectively. These impaired loans required an allowance for credit losses of approximately $2,294,000 and $2,810,000, respectively. The average recorded investment in impaired loans during the years ended December 31, 1997 and 1996 was approximately $5,743,000 and $2,616,000, respectively. For the years ended December 31, 1997 and 1996, the Bank recognized interest income on these impaired loans prior to their classification as impaired of approximately $65,000 and $207,000, respectively.

4. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 1997 and 1996:

                                                      1997              1996
                                                    ----------      ----------
Land                                                $  810,485      $  575,000
Building and improvements                            1,448,349       1,141,171
Leasehold improvements                               2,437,446       1,723,185
Furniture and equipment                              5,064,481       4,233,942
Automobiles                                             80,230
                                                    ----------      ----------
Total                                                9,840,991       7,673,298
Less accumulated depreciation and amortization       5,056,604       4,213,841
                                                    ----------      ----------
Property and equipment - net                        $4,784,387      $3,459,457
                                                    ==========      ==========


Depreciation and amortization expense related to property and equipment for the years ended December 31, 1997, 1996 and 1995 was approximately $841,000, $899,000 and $895,000, respectively.

The Bank owns the land and the building for one of its Miami branches, the Winter Haven and Sarasota branches and leases its main facilities, five branches and certain equipment under noncancelable agreements (accounted for as operating leases). The leases have renewal periods of five to ten years, available to the Bank under the same terms and conditions as the initial leases and one subject to annual rent adjustments based upon the Consumer Price Index.

The approximate future minimum payments, by year and in the aggregate, on these leases at December 31, 1997 are as follows:

YEAR ENDING
DECEMBER 31,                                                   AMOUNT

      1998                                                 $  1,893,000
      1999                                                    1,854,000
      2000                                                    1,811,000
      2001                                                    1,707,000
      2002                                                    1,612,000
      Thereafter                                              6,185,000
                                                           ------------
      Total minimum lease payments                         $ 15,062,000
                                                           ============


Rent expense was approximately $1,381,000, $1,006,000 and $1,015,000, for the years ended December 31, 1997, 1996 and 1995, respectively.

5. DEPOSITS

Deposits consist of the following at December 31, 1997 and 1996:


                                                           1997                 1996
                                                     --------------      --------------
Noninterest-bearing                                  $   78,507,634      $   58,273,217
                                                     --------------      --------------
Interest-bearing:
  NOW, money market and savings                          69,970,014          67,634,768
  Time, under $100,000                                  475,161,098         271,330,961
  Time, $100,000 and over                               348,650,861         163,209,320
  International Banking Facility (IBF) deposits         162,756,865          78,192,785
                                                     --------------      --------------
Total interest-bearing                                1,056,538,838         580,367,834
                                                     --------------      --------------

Total                                                $1,135,046,472      $  638,641,051
                                                     ==============      ==============


Time deposits in amounts of $100,000 and over at December 31, 1997 mature as follows:

                                      AMOUNT
                                   ------------
Three months or less               $129,528,000
Three months to twelve months       160,057,000
One year to five years               58,956,000
Over five years                         110,000
                                   ------------

Total                              $348,651,000
                                   ============

6. INCOME TAXES

The components of the provision for income taxes are as follows for the years ended December 31, 1997, 1996 and 1995:

                               1997                1996                 1995
                            ------------       ------------       ------------
  Current income taxes:

  Federal                   $ 10,352,939       $  4,628,539       $  3,991,026
  State                          480,833            263,189            770,317
  Foreign                        880,128            890,286            521,095
                            ------------       ------------       ------------
                              11,713,900          5,782,014          5,282,438
                            ------------       ------------       ------------
Deferred income taxes:
  Federal                     (2,515,779)            69,450            (95,342)
  State                          (99,912)             3,345            (15,653)
                            ------------       ------------       ------------
                              (2,615,691)            72,795           (110,995)
                            ------------       ------------       ------------
Total                       $  9,098,209       $  5,854,809       $  5,171,443
                            ============       ============       ============

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to pretax income for the following reasons:

                                      1997       1996        1995
                                    ------      ------      ------
Federal statutory rate                35.0 %      35.0 %      35.0 %
Increase in taxes:
  State income tax, net of
    federal income tax benefit         1.0         1.7         3.7
  Other, net                           0.4         0.8         0.3
                                    ------      ------      ------

Effective income tax rate           36.4 %      37.5 %      39.0 %
                                    ======      ======      ======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1997 and 1997 are as follows:

                                                         1997             1996
                                                      ----------      ----------
Deferred tax liabilities:
  Difference between book and tax basis property                      $  268,482
  Other                                               $    3,445         199,602
                                                      ----------      ----------

           Total deferred tax liabilities                  3,445         468,084
                                                      ----------      ----------

Deferred tax assets:
  Difference between book and tax basis
    of allowance for credit losses                     3,550,763       1,653,406
  Other                                                  293,406          44,641
                                                      ----------      ----------

           Total deferred tax assets                   3,844,169       1,698,047
                                                      ----------      ----------
Net deferred tax assets                               $3,840,724      $1,229,963
                                                      ==========      ==========


Recognition of deferred tax assets is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences and tax credits will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur. No valuation allowances have been recorded at December 31, 1997 and 1996.

7. STOCKHOLDERS' EQUITY

REGULATORY MATTERS - The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which its is subject.

As of December 31, 1997 and 1996, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company's consolidated and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                                  TO BE WELL
                                                                                                              CAPITALIZED UNDER
                                                                                      FOR CAPITAL             PROMPT CORRECTIVE
                                                         ACTUAL                   ADEQUACY PURPOSES           ACTION PROVISIONS
                                             ---------------------------    ----------------------------  ------------------------
                                                AMOUNT         RATIO            AMOUNT          RATIO       AMOUNT        RATIO
AS OF DECEMBER 31, 1997:
COMPANY

Total Capital (to Risk Weighted Assets)      $106,093,000           13.7%   $ 62,053,000             8.0%
                                             ============    ===========    ============    ============
Tier I Capital (to Risk Weighted Assets)     $ 96,405,000           12.4%   $ 31,027,000             4.0%
                                             ============    ===========    ============    ============
Tier I Capital (to Average Assets)           $ 96,405,000            7.9%   $ 36,858,000             3.0%
                                             ============    ===========    ============    ============

BANK

Total Capital (to Risk Weighted Assets)      $ 96,217,000           12.4%   $ 61,917,000             8.0% $ 77,396,000        10.0%
                                             ============    ===========    ============    ============  ============  ==========
Tier I Capital (to Risk Weighted Assets)     $ 86,551,000           11.2%   $ 30,959,000             4.0% $ 46,438,000         6.0%
                                             ============    ===========    ============    ============  ============  ==========
Tier I Capital (to Average Assets)           $ 86,551,000            7.1%   $ 48,785,000             4.0% $ 60,982,000         5.0%
                                             ============    ===========    ============    ============  ============  ==========



                                                                                                                  TO BE WELL
                                                                                                              CAPITALIZED UNDER
                                                                                      FOR CAPITAL             PROMPT CORRECTIVE
                                                         ACTUAL                   ADEQUACY PURPOSES           ACTION PROVISIONS
                                             ---------------------------    ----------------------------  ------------------------
                                                AMOUNT         RATIO           AMOUNT         RATIO         AMOUNT       RATIO
AS OF DECEMBER 31, 1996:
COMPANY

Total Capital (to Risk Weighted Assets)     $46,744,000            11.5%    $32,657,000           8.0%
                                            ===========      ==========     ===========    ==========
Tier I Capital (to Risk Weighted Assets)    $41,634,000            10.2%    $16,329,000           4.0%
                                            ===========      ==========     ===========    ==========
Tier I Capital (to Average Assets)          $41,634,000             5.8%    $21,713,000           3.0%
                                            ===========      ==========     ===========    ==========

BANK

Total Capital (to Risk Weighted Assets)     $46,470,000            11.4%    $32,712,000           8.0%    $40,890,000       10.0%
                                            ===========      ==========     ===========    ==========     ===========   ========
Tier I Capital (to Risk Weighted Assets)    $41,351,000            10.1%    $16,356,000           4.0%    $24,534,000        6.0%
                                            ===========      ==========     ===========    ==========     ===========   ========
Tier I Capital (to Average Assets)          $41,351,000             5.7%    $29,009,000           4.0%    $36,261,000        5.0%
                                            ===========      ==========     ===========    ==========     ===========   ========


The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 1997, approximately $31,299,000 of retained earnings were available for dividend declaration without prior regulatory approval. During 1997 and 1996, approximately $1,105,000 and $713,000 of dividends were paid by the bank, respectively, which are within the amounts allowed by regulations.

PUBLIC OFFERING - On March 26, 1997 the Company completed its initial public offering issuing an aggregate of 2,760,000 shares at $15.50 per share with net proceeds of approximately $38,994,000. In connection with the initial public offering, the Board amended and restated the articles of incorporation of the Company authorizing 75,000,000 shares of common stock and 10,000,000 shares of "blank check" preferred stock. In addition, the Board approved a 6.5 for 1 common stock split and reorganization of the capital structure of the Company consisting of (i) the conversion of all outstanding shares of the Company's Preferred Shares (Series B and C) into 466,160 shares (post-stock split) of common stock and (ii) the issuance of an aggregate of 1,396,759 shares (post-stock split) of common stock for all outstanding warrants to purchase shares of common stock of the Bank.

PREFERRED STOCK - During June 1994, the Company's Board amended and restated the Company's articles of incorporation providing for the issuance of shares of Series B and Series C ("Preferred Shares"), 14% fixed rate, non-cumulative, non-voting, perpetual preferred stock.

The Company, on June 30, 1994, issued an aggregate of 60,207 shares of Series B Preferred Shares at $50 per share and on December 31, 1994 issued 41,000 shares of Series C Preferred Shares at $50 per share. In connection with the public offering and reorganization the preferred shares were converted into 466,160 shares (post-stock split) of common stock.

WARRANTS - In connection with the stock purchase and sale agreement dated March 21, 1988, stock warrants were issued which granted an option to acquire additional common shares of the Bank in an amount equal to twenty percent of the outstanding common shares of the Bank at the time of exercise, at $.01 per share. The option was for a period of ten years that commenced on May 28, 1988. In connection with the public offering and reorganization, the warrants (and bank stock resulting from exercise of warrants) were converted into 1,396,759 shares (post-stock split) of common stock.

8. STOCK OPTION PLAN

In December 1993, the Company adopted the 1993 Stock Option Plan (the "1993 Plan"), pursuant to which 877,500 shares of Common Stock (post-stock split) were reserved for issuance upon exercise of options. The 1993 Plan is designed as a means to retain and motivate key employees and directors. The Company's Compensation Committee, or in the absence thereof, the Board, administers and interprets the 1993 Plan and is authorized to grant options thereunder to all eligible employees of the Company, including executive officers and directors (whether or not they are employees) of the Company or affiliated companies. Options granted under the 1993 Plan are on such terms and at such prices as determined by the Compensation Committee, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the Common Stock on the date of grant. The 1993 Plan will terminate on December 31, 2003, unless sooner terminated by the Company's Board.

Options outstanding and the activity for 1997 and 1996 are presented below:

                                          NUMBER          OPTION               FAIR
         1997                           OF SHARES         PRICE                VALUE
---------------------------------------------------------------------------------------
Beginning balance                         585,000      $         9.230
Granted (3)                               193,500               29.125       $  6.55
Exercised                                      --                   --
Forfeited                                   1,625                9.230
Canceled                                       --                   --
                                        ---------      ---------------
Ending Balance                            776,875      $9.23 - $29.125
                                        =========      ===============
Options which became exercisable
  during the year                               0
Options exercisable at December 31,             0

                                          NUMBER          OPTION               FAIR
         1996                           OF SHARES         PRICE                VALUE
---------------------------------------------------------------------------------------
Beginning balance                              --                   --
Granted (2)                               585,000(1)   $          9.23       $  1.69
Exercised                                      --                   --
Canceled                                       --                   --
                                        ---------      ---------------
Ending Balance                            585,000      $          9.23
                                        =========      ===============
Options which became exercisable
  during the year                               0

Options exercisable at December 31,             0



(1)  - Shares reflect 6.5 to 1 stock split.

(2) - The grants vest immediately as to 50% of the grant with the remaining 50% vesting fifteen months after grant or upon the death of the option holder if earlier.

(3) - The grants vest twelve (12) months after the grant as to 33.3% of the grant, 33.3% vesting (18) months after grant and the remaining 33.4% vesting twenty-four (24) months after grant or upon the death of the option holder if earlier.

                            OPTIONS OUTSTANDING
     ------------------------------------------------------------------
            OPTIONS              REMAINING
          OUTSTANDING         CONTRACTED LIFE        EXERCISE PRICE
          -----------         ---------------        --------------
            583,375                8.8 years            $ 9.230
            193,500                10 years             $29.125

The Company applies APB No. 25 and related interpretations in accounting for its stock options plan to employees and non-employee members of the Board as described in Note 1. Accordingly, no compensation expense has been recognized in the years ended December 31, 1997 and 1996, related to this plan.

For purposes of the following proforma disclosures, the fair value of the options granted in 1996 was estimated using the minimum value method prescribed by SFAS No. 123 for nonpublic entities and the fair value of the options granted in 1997 have been estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions, no dividend yield; expected volatility of 32%; risk-free interest rate of 5.68% and an expected term of two years. Had compensation cost been determined based on the fair value at the date of grant consistent with requirement of SFAS 123 the Company's net income and net income per common share would have been reduced to the proforma amounts indicated below.

                                                YEAR ENDED DECEMBER 31,
                                      -------------------------------------
                                            1997                  1996
                                      ------------------   ----------------
     Net income:
       As reported                    $       15,902,948   $      9,709,511
       Proforma                               15,762,387          9,515,769
     Net income per common share:
       Basic:
         As reported                                1.81               1.87
         Proforma                                   1.79               1.83
       Diluted:
         As reported                                1.73               1.79
         Proforma                                   1.72               1.75




9. 401(K) PLAN

The Company maintains a 401(k) plan, which was initiated in 1993, for its executive officers and other employees. Under the terms of the 401(k) plan, for each dollar contributed by an employee, the Company intends to contribute a discretionary amount on behalf of participants (the "Matching Contribution"). In addition, at the end of the plan year, the Company may make an additional contribution (the "Additional Contributions") on behalf of participants. Additional Contributions are allocated in the same proportion that the Matching Contribution made on the participant's behalf bears to the Matching Contribution made on behalf of all participants during the year. The amount that the Company contributes to the 401(k) plan has historically varied from year to year. During the years ended December 31, 1997, 1996 and 1995, the Company's matching and additional contributions amounted to approximately $128,000, $52,000 and $105,000, respectively.

10. RELATED PARTY TRANSACTIONS

Directors, officers and their related entities have borrower and depositor relationships with the Bank in the ordinary course of business. Loan balances to these individuals and their related entities approximated $4,936,000 and $4,912,000 at December 31, 1997 and 1996, respectively, and the balance of deposit accounts approximated $2,154,000 and $5,896,000 at December 31, 1997 and 1996, respectively. Outstanding commercial and standby letters of credit transactions with these individuals and their related entities approximated $678,000 at December 31, 1996. There were no such transactions outstanding with these individuals at December 31, 1997.

11. OFF-BALANCE SHEET RISK, COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank utilizes various financial instruments with off-balance sheet risk to meet the financing needs of its customers, including commitments to extend credit, commercial letters of credit, shipping guarantees, standby letters of credit and forward foreign exchange contracts. These financial instruments involve, to varying degrees, elements of credit risk. The credit risk associated with these financial instruments, as further discussed herein, is not recorded in the statement of condition. The contractual or notional amounts of such instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. The credit risks associated with financial instruments are generally managed in conjunction with the Bank's statements of condition activities and are subject to normal credit policies, financial controls, and risk limiting and monitoring procedures.

Credit losses are incurred when one of the parties fails to perform in accordance with the terms of the contract. The Bank's exposure to credit loss is represented by the contractual or notional amount of the commercial letters of credit, shipping guarantees, and standby letters of credit. This is the maximum potential loss of principal in the event the commitment is drawn upon and the counterparty defaults.

A summary of the Bank's contractual or notional amounts for financial instruments with off-balance sheet risk as of December 31, 1997 and 1996 along with a further discussion of these instruments, is as follows:

                                                              Contractual or
                                                              Notional Amount
                                                       ------------        ------------
                                                          1997               1996
                                                       ------------        ------------
     Commercial letters of credit                      $187,320,000        $119,170,000
     Standby letters of credit                           10,763,000          12,140,000
     Shipping guarantees (indemnity letters)                                    402,000
     Commitments to purchase foreign currency             7,712,000           6,234,000
     Commitments to sell foreign currency                 7,488,000           6,537,000
     Commitments to extend credit                        47,433,000          35,157,000


A commercial letter of credit is an instrument containing the commitment of the Bank that the Bank will honor drawings under and in full compliance with the terms of the letter of credit. The letters of credit are usually drawn on the presentation of certain required documents, such as commercial invoice and bills of lading. Essentially, letters of credit facilitate the purchase of merchandise by the Bank's customers by substituting the credit standing of the Bank for that of the Bank's customer. Commercial letter of credit contracts are generally for a short commitment period.

Standby letters of credit are commitments issued to guarantee the performance of a customer to a third party. The Bank issues standby letters of credit to ensure contract performance or assure payment by its customers. The guarantees extend for periods up to 12 months. The risk involved in issuing standby letters of credit is the same as the credit risk involved in extending loan facilities to customers and they are subject to the same credit approvals and monitoring procedures. The Bank holds certificates of deposit and guarantees from other banks as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for standby letters of credit commitments at December 31, 1997 varies from zero percent to 100 percent.

Shipping guarantees (also known as indemnity letters) are letters of guarantee issued by the Bank on behalf of its customer in favor of shipping agents. Normally, such facility is extended in instances where goods purchased under letters of credit have arrived at the port of destination and the shipping documents necessary for the release of the goods have not been received by the Bank. The purpose of the shipping guarantee is to indemnify the transportation company for any loss that might arise from the release of goods to the Bank's customer in the absence of the shipping documents.

The Bank enters into forward foreign exchange contracts with its customers for the delayed exchange of foreign currency for U.S. dollars on behalf of such customers. These contracts provide a vehicle for the Bank's customers to hedge their future obligations in foreign currency. Upon entering such contracts with its customers, the Bank meets these foreign currency commitments by entering into equivalent contracts with other banks to purchase or sell equal amounts of the foreign currency to be delivered or received. Risks arise from the possible inability of the Bank's counterparties to meet the terms of their contracts and from movements in foreign currency exchange rates. However, the full notional amount of the contract is not at risk, as the Bank has the ability to settle these contracts in the foreign exchange market.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit, is based on management's credit evaluation of the counterparty.

On January 31, 1998 Development Specialists, Inc., the Liquidating Trustee of the Model Imperial Liquidating Trust established under the Plan of Reorganization in the Model Imperial, Inc. Chapter 11 Bankruptcy proceeding, filed an action against the Bank in the United States Bankruptcy Court for the Southern District of Florida objecting to the Bank's proof of claim in the Chapter 11 proceeding and affirmatively seeking damages against the Bank of $34 million for alleged involvement with former officers and directors of Model Imperial, Inc. in a scheme to defraud Model Imperial, Inc. and its bank lenders. The action is one of several similar actions filed by the Trustee against other defendants that were involved with Model Imperial seeking the same damages as in the action against the Bank. The Company believes the claims are without merit either as a matter of law or fact and intends to vigorously defend the action.

From time to time the Bank is engaged in additional litigation incidental to its operations.

While any litigation contains an element of uncertainty, the Bank, after considering the advice of legal counsel, believes the outcome of all aforementioned litigation will not have a material adverse effect on the Bank's financial position, results of operations or liquidity.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 1997 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                                                          DECEMBER 31, 1997                     DECEMBER 31, 1996
                                                --------------------------------       --------------------------------
                                                  CARRYING             FAIR               CARRYING              FAIR
                                                   AMOUNT              VALUE               AMOUNT              VALUE
                                                -------------      -------------       -------------      -------------
Assets:
  Cash and cash equivalents                     $  91,434,000      $  91,434,000       $  33,106,000      $  33,106,000
  Interest-earning deposits
    with other banks                              113,730,000        113,730,000          80,477,000         80,477,000
  Securities available for sale                    54,641,000         54,641,000          29,020,000         29,020,000
  Loans, net                                      952,431,000        951,624,000         527,279,000        525,737,000

Liabilities:
  Demand deposits                                 148,478,000        148,478,000         125,908,000        125,908,000
  Time deposits                                   986,569,000        986,445,000         512,733,000        512,507,000

Contingent assets and liabilities:
  Bankers acceptances                              95,312,000            477,000          60,761,000            304,000
  Deferred payment letters of credit                8,352,000             30,000           7,343,000             26,000

Off-balance sheet instruments -
  Unrealized gains (losses):
  Commitments to extend credit                                           210,000                                144,000
  Commercial letters of credit                                           251,000                                266,000
  Standby letters of credit                                              108,000                                181,000
  Indemnity letters of credit                                                                                     1,000
  Commitments to purchase foreign currency                               147,000                                 62,000
  Commitments to sell foreign currency                                   137,000                                (59,000)



CASH AND CASH EQUIVALENTS - The carrying amount of cash on hand, demand deposits with other banks, and federal funds sold is a reasonable estimate of fair value.

INTEREST-EARNING DEPOSITS WITH OTHER BANKS - The fair value of time deposits with other banks (several of which are foreign) is estimated using the rates currently offered for deposits of similar remaining maturities and taking into account the creditworthiness of the other bank.

SECURITIES AVAILABLE FOR SALE - The fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

LOANS - The interest rates for commercial loans and acceptances discounted are based on the prime lending rate. The Bank updates these interest rates on a monthly basis. Thus, the carrying amount of commercial loans and acceptances discounted is a reasonable estimate of fair value. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

DEMAND DEPOSITS AND TIME DEPOSITS - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

CONTINGENT ASSETS AND LIABILITIES - The fair values of these assets and corresponding liabilities are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.

OFF-BALANCE SHEET INSTRUMENTS - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements, or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair values of commitments to purchase and sell foreign currency are based on quoted market prices or dealer quotes.

13.  FOREIGN ACTIVITIES

The Company's foreign activities primarily consist of providing global trade finance, with particular emphasis on trade finance, with and between South America, Central America, the Caribbean (the "Region") and the United States or otherwise involving the Region. The Company considers assets and revenues as associated with foreign activities on the basis of the country of domicile of the customer. The nature of the Company's operations make it difficult to determine precisely foreign activities profitability since it involves the use of certain judgmental allocations. Rates used to determine charges or credits for funds used or generated by foreign activities are based on actual costs during the period for selected interest-bearing sources of funds. Other operating income and expenses are determined based upon internal allocations appropriate to the individual activities. A summary of the Company's domestic and foreign activities as of and for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                         INCOME BEFORE
                       OPERATING         PROVISION FOR             NET            TOTAL
                        INCOME           INCOME TAXES            INCOME           ASSETS
                    --------------      --------------      --------------      --------------
1997

Domestic            $   12,635,000      $    5,548,000      $    3,529,000      $  426,130,000
Foreign                 42,769,000          19,453,000          12,374,000         916,004,000
                    --------------      --------------      --------------      --------------

Total               $   55,404,000          25,001,000          15,903,000      $1,342,134,000
                    ==============      ==============      ==============      ==============

1996

Domestic            $   13,639,000      $    5,808,000      $    3,623,000      $  279,283,000
Foreign                 24,596,000           9,756,000           6,087,000         476,287,000
                    --------------      --------------      --------------      --------------

Total               $   38,235,000          15,564,000           9,710,000         755,570,000
                    ==============      ==============      ==============      ==============
1995

Domestic            $   14,317,000      $    5,681,000      $    3,451,000      $  288,299,000
Foreign                 20,157,000           7,494,000           4,552,000         326,808,000
                    --------------      --------------      --------------      --------------

Total               $   34,474,000      $   13,175,000      $    8,003,000      $  615,107,000
                    ==============      ==============      ==============      ==============


14. PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Hamilton Bancorp, Inc. (Parent Company only) is as follows:

STATEMENTS OF CONDITION
                                                       DECEMBER 31,
                                                ----------------------------
                                                   1997              1996
                                                -----------      -----------
ASSETS
Demand deposits with subsidiary                 $ 8,195,227      $   155,551
Securities available for sale                     1,446,671          248,226
Goodwill, net                                       447,408          490,453
Other assets                                        301,100
Investment in subsidiary                         73,187,244       38,161,310
Investment in subsidiary's preferred stock       14,750,000        4,750,000
                                                -----------      -----------
Total                                           $98,327,650      $43,805,540
                                                ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities                                                $     5,438
Stockholders' equity                            $98,327,650       43,800,102
                                                -----------      -----------
Total                                           $98,327,650      $43,805,540
                                                ===========      ===========


STATEMENTS OF INCOME                                                         YEARS ENDED DECEMBER 31,
                                                                ---------------------------------------------
                                                                    1997            1996               1995
                                                                -----------      -----------      -----------
Interest income                                                 $   339,114      $     7,538      $     3,199
Dividend from subsidiary and other income                         1,104,792          712,500          674,691
                                                                -----------      -----------      -----------
     Total income                                                 1,443,906          720,038          677,890

Operating expenses                                                  294,087           43,065           62,482
                                                                -----------      -----------      -----------
Income before equity in undistributed income of subsidiary        1,149,819          676,973          615,408

Equity in undistributed income of subsidiary                     14,786,829        9,032,538        7,387,953
                                                                -----------      -----------      -----------

Income before provision for income taxes                         15,936,648        9,709,511        8,003,361
                                                                -----------      -----------      -----------

Provision for Income taxes                                           33,700

Net income                                                      $15,902,948      $ 9,709,511      $ 8,003,361
                                                                ===========      ===========      ===========


STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                  --------------------------------------------------
                                                      1997               1996               1995
                                                  ------------       ------------       ------------
Cash flows from operating activities:
  Net income                                      $ 15,902,948       $  9,709,511       $  8,003,361
  Adjustments to reconcile net income to
    net cash provided by operations:
    Equity in undistributed income of
      subsidiary                                   (14,786,829)        (9,032,538)        (7,387,953)
    Amortization of goodwill                            43,045             43,045             43,045
    Other                                             (268,850)                 7                321
                                                  ------------       ------------       ------------
           Net cash provided by operating
              activities                               890,314            720,025            658,774
                                                  ------------       ------------       ------------

Cash flows from investing activities:
  Purchase of securities available for sale        (96,504,300)          (248,222)
  Proceeds from maturities of securities
   available for sale                               95,215,713                                60,000
  Payment for investment in subsidiary             (20,236,899)
  Payment for investment in preferred stock
    of subsidiary                                  (10,000,000)
                                                  ------------       ------------       ------------
           Net cash provided by (used in)
             investing activities                  (31,525,486)          (248,222)            60,000
                                                  ------------       ------------       ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock IPO        38,993,648
  Cash dividends on preferred stock                   (318,800)          (708,444)          (693,267)
                                                  ------------       ------------       ------------

Net cash (used in) provided by financing
  activities                                        38,674,848           (708,444)          (693,267)
                                                  ------------       ------------       ------------
Net increase (decrease) in cash                      8,039,676           (236,641)            25,507

Cash at beginning of year                              155,551            392,192            366,685
                                                  ------------       ------------       ------------

Cash at end of year                               $  8,195,227       $    155,551       $    392,192
                                                  ============       ============       ============




                                    * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Reference is made to information under the captions "Information as to Directors, and Executive Officers and "Meetings of the Board of Directors and Committees" in the Registrant's definitive proxy statement relating to its 1998 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1997, all of which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         Reference is made to the information set forth in the Registrant's definitive proxy statement relating to its 1998 Annual Meeting of Stockholders under the caption "Executive Compensation" and continuing through the caption "Certain Transactions with Management" (excluding the information set forth under the caption "Compensation Committee Report") which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1997, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Reference is made to the information set forth under the caption "Ownership of Equity Securities" in the Registrant's definitive proxy statement relating to its 1998 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1997, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Reference is made to the information set forth under the caption "Certain Transactions with Management" in the Registrant's definitive proxy statement relating to its 1998 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1997, which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements. The following financial statements and financial statement schedules are contained herein or are incorporated herein by reference:

                                                                                              Page in
                                                                                             Form 10-K
                                                                                             ---------
Consolidated Statements of Condition as of
         December 31, 1997 and 1996                                                              44

Consolidated Statements of Income for the years ended
         December 31, 1997, 1996, and 1995                                                       45

Consolidated Statements of Changes in Stockholders' Equity for the years
         ended December 31, 1997, 1996, and 1995                                                 46

Consolidated Statements of Cash Flows for the years ended
         December 31, 1997, 1996, and 1995                                                       47

Notes to Consolidated Financial Statements                                                       48

Independent Auditors' Report                                                                     43

All Schedules are omitted because they are either not required or the information is otherwise included in the consolidated financial statements or notes thereto.



     2. Exhibits. The following exhibits are contained herein or are incorporated herein by reference:

                             DESCRIPTION OF EXHIBIT

3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, Registration No. 333-20435)

3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1, Registration No. 333- 20435)

 4.1 Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1, Registration No. 333-20435)

10.1 Company's 1993 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1, Registration No. 333-20435)

10.2 Lease Agreement, dated December 20, 1996, by and between Hamilton Bank, N.A. and System Realty Twelve, Inc. regarding the Company's corporate headquarters (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1, Registration No. 333-20435)

21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company's Registration Statement on Form S-1, Registration No. 333-20435)

23.1  Consent of Deloitte & Touche LLP.


      (b) No reports on Form 8-K were filed during the fourth quarter of 1997.