Form 10-Q
period 1998-03-31
HAMILTON BANCORP INC
filed 1998-05-14
CIK 894172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                  March 31, 1998
                               -------------------------------------------------
                                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------


                     Commission file number    0-20960
                                            ---------------

                              Hamilton Bancorp Inc.
 -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Florida                                    65-0149935
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                   3750 N.W. 87th Avenue, Miami, Florida 33178
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)


Registrant's Telephone Number, Including Area Code         (305) 717 - 5500
                                                   ----------------------------


--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

         Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X       No
                                             -------      -------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes                  No
                          --------           -------

                                     PART II
                                OTHER INFORMATION


ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (d) As reported in Registrant's Form SR for the period ending June 25, 1997 relating to the use of proceeds from the sale of common stock pursuant to Registrant's Registration Statement No.2-20960 effective March 25, 1997, US$8,600,000 of the proceeds were temporarily invested at that date, and remain temporarily invested, in short term investments.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 11, 1998            Hamilton Bancorp Inc.


                                 /s/ Eduardo A. Masferrer
                                 -----------------------------------------------
                                 Eduardo A. Masferrer,
                                 Chairman, President and Chief Executive Officer


                                 /s/ Maria Ferrer-Diaz
                                 ----------------------------------------------
                                 Maria Ferrer-Diaz,
                                 Senior Vice President - Finance and Principal
                                      Financial and Chief Accounting Officer

ITEM 1

                          PART I. FINANCIAL INFORMATION

                      HAMILTON BANCORP INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (In thousands)

                                                    March 31,      December 31,
                                                      1998             1997
                                                   -----------     ------------
                                                   (Unaudited)      (Audited)

                      ASSETS

CASH AND DEMAND DEPOSITS WITH OTHER BANKS              $29,372         $29,434
FEDERAL FUNDS SOLD                                      35,000          62,000
                                                    ----------      ----------
      Total cash and cash equivalents                   64,372          91,434

INTEREST EARNING DEPOSITS WITH OTHER BANKS              91,571         113,730
SECURITIES AVAILABLE FOR SALE                           61,214          54,641
SECURITIES HELD TO MATURITY                              3,000
LOANS-NET                                            1,069,482         952,431
DUE FROM CUSTOMERS ON BANKERS ACCEPTANCES               78,633          95,312
DUE FROM CUSTOMERS ON DEFERRED PAYMENT
  LETTERS OF CREDIT                                      4,412           8,352
PROPERTY AND EQUIPMENT-NET                               4,946           4,784
ACCRUED INTEREST RECEIVABLE                             15,584          14,441
GOODWILL-NET                                             1,964           2,008
OTHER ASSETS                                             6,065           5,001
                                                    ----------      ----------
TOTAL                                               $1,401,243      $1,342,134
                                                    ==========      ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                            $1,197,509      $1,135,047
OTHER BORROWING                                          2,388
BANKERS ACCEPTANCES OUTSTANDING                         78,633          95,312
DEFERRED PAYMENT LETTERS OF CREDIT OUTSTANDING           4,412           8,352
OTHER LIABILITIES                                       14,217           5,096
                                                    ----------      ----------
     Total liabilities                               1,297,159       1,243,807
                                                    ----------      ----------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 75,000,000
       shares authorized, 9,935,937 shares
       issued and outstanding at March 31, 1998
       and 9,827,949 shares issued and outstanding
       at December 31, 1997                                 99              98
     Capital surplus                                    57,261          56,266
     Retained earnings                                  46,921          42,016
     Net unrealized loss on securities available
       for sale, net of taxes                             (197)            (53)
                                                    ----------      ----------
     Total stockholders' equity                        104,084          98,327
                                                    ----------      ----------
TOTAL                                               $1,401,243      $1,342,134
                                                    ==========      ==========


See accompanying notes to consolidated financial statements.

                      HAMILTON BANCORP INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1998              1997
                                                    -----------      -----------
                                                              (Unaudited)
INTEREST INCOME:
  Loans, including fees                             $    23,406      $    13,191
  Deposits with other banks                               2,279            1,883
  Securities                                              1,012              293
  Federal funds sold                                        250              228
                                                    -----------      -----------
    Total                                                26,947           15,595
INTEREST EXPENSE:
  Deposits                                               14,737            8,237
  Federal funds purchased and other borrowing               127               49
                                                    -----------      -----------
     Total                                               14,864            8,286
                                                    -----------      -----------
NET INTEREST INCOME                                      12,083            7,309
PROVISION FOR CREDIT LOSSES                               2,315              748
                                                    -----------      -----------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT
  LOSSES                                                  9,768            6,561
NON-INTEREST INCOME:
  Trade finance fees and commissions                      3,395            2,758
  Structuring and syndication fees                          289               86
  Customer service fees                                     145              256
  Other                                                     136               69
                                                    -----------      -----------
     Total                                                3,965            3,169
                                                    -----------      -----------
OPERATING EXPENSES:
  Employee compensation and benefits                      2,995            2,703
  Occupancy and equipment                                 1,070              682
  Other                                                   1,871            1,938
                                                    -----------      -----------
     Total                                                5,936            5,323
                                                    -----------      -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                  7,797            4,407
PROVISION FOR INCOME TAXES                                2,892            1,585
                                                    -----------      -----------

NET INCOME                                          $     4,905      $     2,822
                                                    ===========      ===========
NET INCOME PER COMMON SHARE:
     BASIC                                          $      0.50      $      0.49
                                                    ===========      ===========
     DILUTED                                        $      0.48      $      0.47
                                                    ===========      ===========
AVERAGE WEIGHTED SHARES OUTSTANDING:

     BASIC                                            9,844,915        5,716,915
                                                    ===========      ===========
     DILUTED                                         10,208,765        5,953,528
                                                    ===========      ===========


See accompanying notes to consolidated financial statements.

                      HAMILTON BANCORP INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (Dollars in thousands, except per share data)

                                                                                                     Net Unrealized
                                                                                                         Loss
                                                   Common Stock                                       Securities          Total
                                              ---------------------       Capital      Retained   Available for Sale  Stockholder's
                                                  Shares    Amount        Surplus      Earnings       Net of Taxes       Equity
                                              ---------------------     ----------    ----------    ----------------  -------------

Balance as of December 31, 1997 (audited)       9,827,949       $98       $56,266      $42,016            $(53)           $98,327

Issuance  of 107,988 shares of common
  stock from exercise of options                  107,988         1           995                                             996

Net change in unrealized loss on
  securities available for sale, net of taxes                                                             (144)              (144)

Net income for the three months ended
  March 31, 1998                                                                         4,905                              4,905
                                              -----------   -------    ----------     --------         -------          ---------


Balance as of March 31, 1998  (Unaudited)       9,935,937       $99       $57,261      $46,921           $(197)          $104,084
                                              ===========   =======    ==========     ========         =======          =========




See accompanying notes to consolidated financial statements.

                      HAMILTON BANCORP INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)




                                                                                     Three Months Ended March 31,
                                                                                   --------------------------------
                                                                                       1998              1997
                                                                                   -----------       --------------
                                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                      $   4,905       $   2,822
       Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                                     280             249
         Provision for credit losses                                                     2,315             748
         Deferred (benefit) tax provision                                                 (674)            235
         Proceeds from the sale of bankers acceptances and
           loan participations, net of loan participations purchased                    33,256          25,325
       (Decrease) increase in accrued interest receivable and other assets              (1,338)          1,082
       Increase (decrease) in other liabilities                                          9,117            (805)
                                                                                     ---------       ---------
         Net cash provided by operating activities                                      47,861          29,656
                                                                                     ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease (increase) in interest-earning deposits with other banks                  22,159         (40,532)
     Purchase of securities available for sale                                         (75,576)        (12,741)
     Purchase of securities held to maturity                                            (3,000)              0
     Proceeds from sales and maturities of securities available for sale                68,662          19,440
     Increase in loans-net                                                            (152,622)       (103,211)
     Purchases of property and equipment-net                                              (392)           (512)
         Net cash used in investing activities                                        (140,769)       (137,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in deposits-net                                                           62,462          65,385
     Proceeds from other borrowing                                                       2,388               0
     Net Proceeds from exercise of common stock options and initial
          public offering                                                                  996          33,697
     Cash dividends on preferred stock                                                       0            (177)
                                                                                     ---------       ---------
         Net cash provided by financing activities                                      65,846          98,905
NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (27,062)         (8,995)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
  PERIOD                                                                                91,434          33,106
                                                                                     ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                       $  64,372       $  24,111
                                                                                     =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Interest paid during the period                                                    $  14,236       $   8,151
  Income taxes paid during the period                                                $     220       $       0



See accompanying notes to consolidated financial statements.

                         HAMILTON BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

NOTE 1:  BASIS OF PRESENTATION

The consolidated statements of condition for Hamilton Bancorp and Subsidiary (the "Company") as of March 31, 1998 and December 31, 1997, the related consolidated statements of income, stockholders' equity and the cash flows for the three months ended March 31, 1998 and 1997 included in the Form 10Q have been prepared by the Company in conformity with the instructions to Form 10Q and
Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited except for the consolidated statement of condition as of December 31, 1997.

The accounting policies followed for interim financial reporting are consistent with the accounting policies set forth in Note 1 to the consolidated financial statements appearing in the Company's Annual Report on Form 10K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

NOTE 2: NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing the Company's Net income by the weighted average number of shares oustanding during the period.

Diluted earnings per share is computed by dividing the Company's net income by the weighted average number of shares outstanding and the dilutive impact of potential common stock, primarily stock options. The dilutive impact of common stock is determined by applying the treasury stock method.

NOTE 3: NEW ACCOUNTING PRONOUNCEMENT

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS No. 130"), which requires companies to report, as comprehensive income all changes in equity during a period, except those resulting from investment by owners and distribution to owners. Comprehensive income totaled $4.8 million for the three months ended March 31, 1997, which is comprised of net income of $4.9 million and net unrealized losses on securities available for sale of $100 thousand.

ITEM 2.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Hamilton Bancorp Inc. ("Bancorp") is a bank holding company which conducts operations principally through its 99.8 percent owned subsidiary Hamilton Bank, N.A. (the "Bank" and collectively the "Company"). The Bank is a national bank which specializes in financing trade flows between domestic and international companies on a global basis, with particular emphasis on trade with and between South America, Central America, the Caribbean (Collectively, the "Region") and the United States. The Bank has a network of eight FDIC-insured branches with seven Florida locations in Miami, Sarasota, Tampa, West Palm Beach, Winter Haven and a branch in San Juan, Puerto Rico which opened in the first quarter of fiscal 1998.

The Company completed its initial public offering of 2,400,000 shares of common stock on March 26, 1997. Following the public offering, on April 9, 1997 the Company issued 360,000 additional shares of common stock upon the exercise of the over-allotment option granted to CIBC Oppenheimer and Company, Inc., and NatWest Securities Ltd.

FINANCIAL CONDITION - MARCH 31, 1998 VS. DECEMBER 31, 1997.

Total consolidated assets increased $59.1 million, or 4.4 percent, during the first three months of 1998, which included an increase of $77.5 million in interest earning assets and a decrease of $18.4 million in non-interest earning assets. The increase in consolidated assets reflects increases of $117.1 million in loans-net and a decrease of $22.2 million in interest-earning deposits with other banks. The increase in loans was principally funded by deploying assets into higher yielding loan products from interest-earning deposits and from other non-interest earning assets. Other sources of funding came from increases in retained earnings, deposits from the branch network, time deposits from banks and deposits from other financial institutions. The Company opened a branch in San Juan, Puerto Rico intended to further support future asset growth considering the $45 billion potential trade market which exist on this island.

CASH, DEMAND DEPOSITS WITH OTHER BANKS AND FEDERAL FUNDS SOLD

Cash, demand deposits with other banks and federal funds sold are considered cash and cash equivalents. Balances of these items fluctuate daily depending on many factors which include or relate to the particular banks that are clearing funds, loan payoffs, deposit gathering and reserve requirements. Cash, demand deposits with other banks and federal funds sold were $64.4 million at March 31, 1998 compared to $91.4 million at December 31, 1997.

INVESTMENT SECURITIES AND INTEREST-EARNING DEPOSITS WITH OTHER BANKS

Interest-earning deposits with other banks decreased to $91.6 million at March 31, 1998 from $113.7 million at December 31, 1997. These deposits are placed with correspondent banks in the Region, generally on a short term basis (less than 365 days). The short term nature of these deposits has allowed the Company the flexibility to redeploy the assets into higher yielding loans which are largely related to the financing of trade.

Investment securities increased to $64.2 million at March 31, 1998 from $54.6 million at December 31, 1997. The increase has been primarily in foreign government bills and to a lesser extent U.S. Treasury bill obligations. These investments are short term and allow the Company the flexibility of liquidity and the ability to convert these assets into higher yielding loans as these become accessible.

LOANS

The Company's gross loan portfolio increased by $119.2 million, or 12.3 percent, during the first three months of 1998. The growth in loans is a reflection of the general trade environment which continues to be on an upward curve. The overall increase in loans was largely in trade finance related activities. The Region continues to have perceived economic stability which results in increased trade activity. Commercial-domestic loans increased by $51.7 million and commercial foreign loans increased by $20.1 million. Details on the loans by type are shown in the table below. At March 31, 1998 approximately 25.9 percent of the Company's portfolio consisted of loans to domestic borrowers and 74.1 percent of the Company's portfolio consisted of loans to foreign borrowers. The Company's loan portfolio is relatively short-term, as approximately 78.7 percent of loans at March 31, 1998 were short-term trade finance loans with average maturities of approximately 180 days. See "Interest Rate Sensitivity Report".

The following table sets forth the loans by type of the Company's loan portfolio at the dates indicated.

LOANS BY TYPE
(in thousands)

                                                      March 31,     December 31,
                                                         1998          1997
                                                        ------        ------
DOMESTIC:

     Commercial and industrial(1)                       $231,079       $179,435
     Acceptances discounted                               39,218         45,153
     Residential mortgages                                10,223         12,008
     Installment                                             194            238
                                                     -----------    -----------
    Subtotal Domestic                                    280,714        236,834

Foreign:

     Banks and other financial institutions              376,686        351,862
     Commercial and industrial(1)                        340,025        319,925
     Acceptances discounted                               85,545         55,301
    Government and official institutions                     872            872
                                                     -----------    -----------
     Subtotal Foreign                                    803,128        727,960
                                                     -----------    -----------
          Total loans                                 $1,083,842       $964,794
                                                     ===========    ===========


----------------

(1) Includes pre-export financing, warehouse receipts and refinancing of letter of credits.

The following tables reflect both the Company's growth and diversification in financing trade flows between the United States and the Region in terms of loans by country and cross-border outstandings by country. The aggregate amount of the Company's cross border outstandings by primary credit risk include cash and demand deposits with other banks, interest earning deposits with other banks, investment securities, due from customers on bankers acceptances, due from customers on deferred payment letters of credit and loans-net. Exposure levels in any given country at the end of each period may be impacted by the flow of trade between the United States (and to a large extent Florida) and the given countries, as well as the price of the underlying goods or commodities being financed.

The Company continues to increase its loan portfolio in a diversified manner and as of March 31, 1998 no one country (except the United States) exposure exceeded 10% of the total loan portfolio. At March 31, 1998 approximately 40.18 percent in principal amount of the Company's loans were outstanding to borrowers in five countries other than the United States: Panama (9.31 percent), Ecuador (8.22 percent) Guatemala (8.17 percent), Peru (8.05 percent) and Brazil (6.43 percent).

LOANS BY COUNTRY

(Dollars in thousands)


                                           March 31,                Percent of             December 31,         Percent of
                                             1998                     Total                   1997                Total
 Country                                    Amount                    Loans                  Amount               Loans
                                          ---------                  ------                 --------             ------
United States                             $ 280,714                  25.90%                 $236,834             24.55%
Argentina                                    53,558                    4.94                   58,477               6.06
Bolivia                                      34,063                    3.14                   38,058               3.94
Brazil                                       69,688                    6.43                   58,040               6.02
Colombia                                     30,693                    2.83                   23,768               2.46
Dominican Republic                           39,099                    3.61                   40,161               4.16
Ecuador                                      89,092                    8.22                   74,485               7.72
El Salvador                                  46,264                    4.27                   40,306               4.18
Guatemala                                    88,534                    8.17                   91,178               9.45
Honduras                                     53,831                    4.97                   59,439               6.16
Jamaica(1)                                   29,739                    2.74                       --                 --
Panama                                      100,900                    9.31                   77,295               8.01
Peru                                         87,239                    8.05                   68,094               7.06
Russia                                       15,500                    1.43                   17,500               1.81
Venezuela                                    15,340                    1.42                   16,299               1.69
Other(2)                                     49,588                    4.57                   64,860               6.73
                                        -----------                 -------                 --------           --------
     Total                              $ 1,083,842                 100.00%                 $964,794            100.00%
                                        ===========                 =======                 ========            =======

---------------------

(1) These Countries had loans in periods presented which did not exceed 1 percent of total assets.

(2) Other consists of loans to borrowers in countries in which loans did not exceed 1 percent of total assets.

At March 31, 1998 approximately 31.4 percent in cross-border outstandings were to borrowers in five countries other than the United States: Brazil (7.01 percent), Ecuador (7.01 percent), Panama (6.36 percent), Guatemala (6.08 percent) and Peru (4.93 percent).

TOTAL CROSS-BORDER OUTSTANDINGS BY COUNTRY
(Dollars in million)

                                                         Percent of                              Percent of
                                     March 31,             Total            December 31,           Total
                                      1998                 Assets               1997               Assets
                                   -----------            -------         --------------         ---------
Argentina                            $  55                   3.93%              $ 69                5.2%
Bolivia                                 41                   2.93                 44                3.3
Brazil                                  98                   7.01                 85                6.3
British West Indies                     17                   1.22                 11                0.8
Colombia                                30                   2.14                 24                1.8
Dominican Republic                      37                   2.64                 39                2.9
Ecuador                                 98                   7.01                 90                6.7
El Salvador                             47                   3.36                 46                3.4
Guatemala                               85                   6.08                 92                6.9
Honduras                                46                   3.29                 52                3.9
Jamaica                                 41                   2.93                 32                2.4
Nicaragua(1)                            --                     --                 12                0.9
Panama                                  89                   6.36                 72                5.4
Peru                                    69                   4.93                 74                5.5
Russia                                  16                   1.14                 17                1.3
Venezuela(1)                            18                   1.29                 --                 --
Other(2)                                44                   3.14                 39                2.8
                                    ------                 ------             ------              -----
Total                                 $831                  59.40%              $798               59.5%
                                      ====                 ======              =====              =====

----------------

(1) These countries had loans in periods presented which did not exceed 1 percent of total assets.

(2) Other consists of cross-border outstandings to countries in which such cross-border outstandings did not exceed 0.75 percent of the Company's total assets at any of the dates shown.

CONTINGENCIES

The following table sets forth the total volume and average monthly volume of the Company's export and import letters of credit for each of the periods indicated. At March 31, 1998 letter of credit volume increased by 27 percent when compared to the same period in 1997.

CONTINGENCIES - COMMERCIAL LETTERS OF CREDIT
(in thousands)

                                           Quarters Ended March 31,             Year Ended December 31, 1997
                                ----------------------------------------------  ----------------------------
                                   1998 Average              1997 Average
                                ------------------        -------------------
                                Total      Monthly          Total     Monthly         Total      Monthly
                                Volume     Volume          Volume     Volume          Volume     Volume
                                ------     ------          ------     ------          ------     -------
Export Letters of Credit(1)    $107,766   $35,922         $ 78,781   $26,260         $424,748    $35,396
Import Letters of Credit(1)      92,872    30,957           78,839    26,279          394,758     32,897
                               ---------  -------         ---------  -------        ---------    -------
Total                          $200,638   $66,879         $157,620   $52,539        ,$819,506    $68,293
                               ========   =======         ========   =======        =========    =======


---------------------

(1) Represents certain contingent liabilities not reflected on the Company's balance sheet.

The Company provides letter of credit services globally. The following table sets forth the distribution of the Company's contingent liabilities by country of the applicant and issuing bank for import and export letters of credit, respectively. As shown by the table, contingent liabilities at the end of March 31, 1998 decreased by 14 percent to $170.2 from $198.1 at December 31, 1997. This decrease is primarily the result of seasonality in which generally the outstandings are slightly higher from July to December.

CONTINGENT LIABILITIES(1)
(in thousands)

                            March 31, 1998                 December 31, 1997
                            --------------                 -----------------

Argentina                     $ 2,581                           $    --
Aruba                           2,279                                --
Bolivia                         1,837                             3,883
Brazil                          2,318                             4,123
Colombia                           --                             3,936
Costa Rica                      2,478                             3,168
Dominican Republic             12,559                             4,759
Ecuador                         9,454                            17,839
El Salvador                     3,423                             3,837
Guatemala                      11,405                            11,577
Haiti                           5,139                             7,857
Honduras                        7,023                             5,550
Nicaragua                          --                             3,386
Panama                          7,741                            12,439
Paraguay                        5,597                             2,395
Peru                            4,297                             5,566
Suriname                        6,462                                --
United States                  79,010                            94,629
Other(2)                        6,643                            13,139
                             --------                          --------
Total                        $170,246                          $198,083
                             ========                          ========


----------------------

(1) Includes export and import letters of credit, standby letters of credit and letters of indemnity.

(2) Other includes those countries in which contingencies represent less than 1 percent of the Company's total contingencies at each of the above dates.

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

Determining the appropriate level of the allowance for credit losses requires management's judgment, including application of the factors described above to assumptions and estimates made in the context of changing political and economic conditions in many of the countries of the Region. Accordingly, there can be no assurance that the Company's current allowance for credit losses will prove to be adequate in light of future events and developments. At March 31, 1998 the allowance for credit losses was $11.8 million, an increase of 14.4 percent from $10.3 million at December 31, 1997. This increase is primarily a function of the 12.3 percent increase in the loan portfolio from December 31, 1997 to the current quarter end.

The following table provides certain information with respect to the Company's allowance for credit losses, provision for credit losses and charge off and recovery activity for the periods shown. .

CREDIT LOSS EXPERIENCE
(in thousands)

                                                      Three months Ended      Year Ended
                                                        March 31, 1998     December 31, 1997
                                                      ------------------   -----------------
Balance of allowance for credit losses at beginning
of period                                                $    10,317        $     5,725
Charge-offs:
Domestic:
     Commercial                                                    0             (1,693)
     Acceptances                                                   0                  0
     Residential                                                   0                  0
     Installment                                                   0                 (3)
                                                         -----------        -----------
   Total domestic                                                  0             (1,696)
Foreign:
     Government and official institutions                          0                  0
     Banks and other financial institutions                     (827)              (896)
     Commercial and industrial                                     0                  0
     Acceptances discounted                                        0                  0
                                                         -----------        -----------
    Total foreign                                               (827)              (896)
                                                         -----------        -----------
Total charge-offs                                               (827)            (2,592)
                                                         -----------        -----------
Recoveries:
Domestic
     Commercial                                                    4                203
     Acceptances                                                   0                  0
     Residential                                                   0                  0
     Installment                                                   0                  1
Foreign                                                            0                  0
                                                         -----------        -----------
     Total recoveries                                              4                204
                                                         -----------        -----------
Net (charge offs) recoveries                                    (824)            (2,388)
Provision for credit losses                                    2,315              6,980
                                                         -----------        -----------
Balance at end of the period                             $    11,807        $    10,317
                                                         ===========        ===========
Average loans                                            $ 1,022,741        $   735,735
Total gross loans                                        $ 1,083,842        $   964,794
Net charge-offs to average loans                                0.08%              0.32%
Allowance to total loans                                        1.09%              1.07%

The following tables set forth an analysis of the allocation of the allowance for credit losses by category of loans and the allowance for credit losses allocated to foreign loans. The allowance is established to cover potential losses inherent in the portfolio as a whole or is available to cover potential losses on any of the Company's loans. While the absolute numbers have increased to reflect the growth in the loan portfolio, the percent of the allowance for each category of loans has remained consistent.

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES
(in thousands)

                                                   As of             As of
                                               March 31, 1998  December 31, 1997
                                               --------------  -----------------
Allocation of the allowance by category of
loans:
Domestic:
     Commercial and industrial                   $   2,405      $    1,896
     Acceptances                                       304             315
     Residential                                        60              59
     Installment                                         3               3
     Overdraft                                         145             154
                                                 ---------       ---------
         Total domestic                              2,917           2,427
                                                 ---------       ---------
Foreign:
     Government and official institutions                0               0
     Banks and other financial institutions          4,390           3,854
     Commercial and industrial                       3,827           3,442
     Acceptances discounted                            673             594
                                                 ---------       ---------
          Total foreign                              8,890           7,890
                                                 ---------       ---------
Total                                            $  11,807       $  10,317
                                                 =========       =========
Percent of loans in each category to total
loans:
Domestic:
     Commercial and industrial                        20.4%           18.0%
     Acceptances                                       2.6%            4.7%
     Residential                                       0.5%            1.2%
     Installment                                       0.0%            0.0%
     Overdraft                                         1.2%            0.6%
                                                 ---------       ---------
          Total domestic                              24.7%           24.5%
                                                 ---------       ---------
Foreign:
     Government and official institutions              0.0%            0.1%
     Banks and other financial institutions           37.2%           36.5%
     Commercial and industrial                        32.4%           33.2%
     Acceptances discounted                            5.7%            5.7%
                                                 ---------       ---------
          Total foreign                               75.3%           75.5%
                                                 ---------       ---------
Total                                                100.0%          100.0%
                                                 =========       =========

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES ALLOCATED TO FOREIGN LOANS
(in thousands)

                                                   Three Months Ended              Year Ended
                                                     March  31, 1998            December 31, 1997
                                                     ---------------            -----------------
Balance, beginning of year                                $ 7,887                     $ 3,481
Provision for credit losses                                 1,830                       5,302
Net charge-offs                                              (827)                       (896)
                                                          -------                     -------
Balance, end of period                                    $ 8,890                     $ 7,887
                                                          =======                     =======

The Company does not have a rigid charge off policy but instead charges off loans on a case-by-case basis as determined by management and approved by the Board of Directors. In some instances, loans may remain in the nonaccrual category for a period of time during which the borrower and the Company negotiate restructured repayment terms.

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

The following table sets forth information regarding the Company's nonperforming loans at the dates indicated. There was an increase in nonperforming loans from December 31, 1997 to March 31, 1998 as a result of a loan transaction which is of a secured nature. As a result of the increase in nonperforming loans the ratios of total nonperforming loans to total loans and to total assets has increased. In addition, as the loans and assets portfolio continue to grow, the allowance for loan losses will increase to provide reserve for possible losses.

NONPERFORMING LOANS
(in thousands)

                                                   March 31,   December 31,
                                                     1998          1997
                                                   ----------  ------------
Domestic:
     Non accrual                                     $3,288       $3,100
     Past due over 90 days and accruing                   0            0
                                                     ------       ------
          Total domestic nonperforming loans          3,288        3,100
                                                     ------       ------

Foreign
     Non accrual                                      6,238        2,949
     Past due over 90 days and accruing                   0            0
                                                     ------       ------
          Total foreign nonperforming loans           6,238        2,949
                                                     ------       ------

     Total nonperforming loans                       $9,526       $6,049
                                                     ======       ======

     Total nonperforming loans to total loans          0.88%        0.48%
     Total nonperforming assets to total assets        0.68%        0.64%

At March 31, 1998, and December 31, 1997 the Company had no nonaccruing investment securities.

DUE FROM CUSTOMERS ON BANKERS' ACCEPTANCES AND DEFERRED PAYMENT LETTERS OF
CREDIT.

Due from customers on bankers' acceptances and deferred payment letters of credit were $78.6 million and $4.4 million, respectively, at March 31, 1998 compared to $95.3 million and $8.4 million, respectively, at December 31, 1997. These assets represent a customers liability to the Company while the Company's corresponding liability to third parties is reflected on the balance sheet as "Bankers Acceptances Outstanding" and "Deferred Payment Letters of Credit Outstanding".

DEPOSITS

The primary sources of the Company's domestic time deposits are its seven Bank branches located in Florida. The Company has three Bank branches in Miami, one in Tampa, Winter Haven, Sarasota, and West Palm Beach. In addition, the Company opened a branch in San Juan, Puerto Rico in the first quarter of fiscal 1998. In pricing its deposits, the Company analyzes the market carefully, attempting to price its deposits competitively with the larger financial institutions in the area.

Total deposits were $1,198 million at March 31, 1998 compared to $1,135 million at December 31, 1997. Average interest bearing deposits increased by 35.0 percent to $1,051 million as of March 31, 1998 from $778.2 million as of December 31, 1997. Average deposit information can be found in the yields earned and rates paid schedule incorporated herein. The average customer deposit from the branches is $40,000 with a retention rate at maturity of these deposits of approximately 80%. During the year the Company also increased deposits from other financial institutions. In addition, the Company obtained deposits from the State of Florida as the Bank is a qualified public depository pursuant to Florida law and has also obtained approximately $86.1 million of brokered deposits participated out by the broker in denominations of less than $100,000 through a retail certificate of deposit program. These deposits were used to further diversify the Company's deposit base and as a cost effective alternative for the short-term funding needs of the Company.

The following table indicates the maturities and amounts of certificates of deposit and other time deposits issued in denominations of $100,000 or more as of March 31, 1998:

MATURITIES OF AND AMOUNTS OF CERTIFICATES OF DEPOSITS AND OTHER TIME DEPOSITS $100,000 OR MORE
(in thousands)

                                          Certificates                       Other Time
                                            of Deposit                         Deposits
                                      $100,000 or More                 $100,000 or More               Total
                                      ----------------                 ----------------               -----
Three months or less                          $136,118                          $98,183            $234,301
Over 3 through 6 months                         75,211                            2,680              77,891
Over 6 through 12 months                       121,996                              105             122,101
Over 12 months                                  38,002                                0              38,002
                                              --------                         --------            --------
     Total                                    $371,327                         $100,968            $472,295
                                              ========                         ========            ========


STOCKHOLDERS' EQUITY

The Company's stockholders' equity at March 31, 1998, was $104.1 million compared to $98.3 million at December 31, 1997. The increase in equity during the quarter has been $4.9 million of net income and approximately $1.0 million in proceeds from the exercise of stock options.

INTEREST RATE SENSITIVITY

The following table presents the projected maturities or interest rate adjustments of the Company's earning assets and interest-bearing funding sources based upon the contractual maturities or adjustment dates at March 31, 1998. The interest-earning assets and interest-bearing liabilities of the Company and the related interest rate sensitivity gap given in the following table may not be reflective of positions in subsequent periods.

INTEREST RATE SENSITIVITY REPORT
(Dollars in thousands)

                                                                             March 31, 1998
                                       ------------------------------------------------------------------------------------------
                                       0 to 30       31 to 90      91 to 180    181 to 365     1 to 5       Over 5
                                         Days          Days          Days           Days        Years        Years      Total
                                       ------------------------------------------------------------------------------------------
Earning Assets:
   Loans                               $170,694      $295,894      $302,896      $107,096      $177,360     $29,902    $1,083,842

   Federal funds sold                    35,000                                                                            35,000

   Investment securities                 13,544         9,877        15,699        10,495         7,087       7,512        64,214

   Interest earning deposits with
     other banks                         21,717        27,998        14,428        20,628         6,800                    91,571
                                       ------------------------------------------------------------------------------------------

Total                                   240,955       333,769       333,023       138,219       191,247      37,414     1,274,627
                                       ------------------------------------------------------------------------------------------

Funding Sources:
   Savings and transaction deposits      19,832        46,565                                                              66,397

   Time deposits of $100 or more         43,277        92,841        75,211       121,996        37,890         112       371,327

   Time deposits under $100              66,257       108,970       160,256       190,169         9,449           5       535,106

   Other time deposits                   59,623        38,560         2,680           105                                 100,968

   Funds overnight                       51,600                                                                            51,600

   Borrowing                                                                        2,388                                   2,388

                                       ------------------------------------------------------------------------------------------

Total                                  $240,589      $286,936      $238,147      $314,658       $47,339        $117    $1,127,785
                                       ==========================================================================================

Interest sensitivity gap                   $366       $46,833       $94,876     ($176,439)     $143,908     $37,297      $146,841
                                       ==========================================================================================

Cumulative gap                             $366       $47,199      $142,075      ($34,364)     $109,544    $146,841
                                       ============================================================================
Cumulative gap as a percentage
   of total earning assets                 0.03%         3.70%        11.15%        -2.70%         8.59%      11.52%
                                       ============================================================================



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

The majority of the Company's deposits are short-term and closely match the short-term nature of the Company's assets. See "Interest Rate Sensitivity Report." At March 31, 1998 interest-earning assets maturing within 180 days were $897.8 million, representing 75 percent of total earning assets. The short-term nature of the loan portfolio and the fact that a portion of the loan portfolio consists of bankers' acceptances provides additional liquidity to the Company. Liquid assets at March 31, 1998 were $177 million, 12.6 percent of total assets, and consisted of cash and cash equivalents, due from banks-time and United States treasury bills. At March 31, 1998 the Company had been advised of $107 million in available interbank funding.

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

                             COMPANY CAPITAL RATIOS
                             (Dollars in thousands)

                                               March 31, 1998                              December 31, 1997
                                               --------------                              -----------------
                                          Amount             Ratio                    Amount               Ratio
                                          ------             -----                    ------               -----
Tier 1 risk-weighted
capital:
     Actual                             $102,345             11.9%                    $96,405              12.4%
     Minimum                              34,403              4.0%                     31,027               4.0%
Total risk-weighted
capital:
     Actual                             $113,082             13.2%                    106,093              13.7%
     Minimum                              68,805              8.0%                     62,053               8.0%
Leverage:
     Actual                             $102,345              7.7%                     96,405               7.9%
     Minimum                              39,777              3.0%                     36,858               3.0%

                               BANK CAPITAL RATIOS
                             (Dollars in thousands)

                                                        March 31, 1998                       December 31, 1997
                                                   --------------------------            ---------------------------

                                                   Amount               Ratio             Amount               Ratio
                                                   ------               -----             ------               -----
Tier 1 risk-weighted capital:
     Actual                                       $90,966               10.6%            $86,551               11.2%
     Minimum to be well capitalized                51,496                6.0%             46,438                6.0%
     Minimum to be adequately capitalized          34,331                4.0%             30,959                4.0%
Total risk-weighted capital:
     Actual                                      $101,681               11.9%             96,217               12.4%
     Minimum to be well capitalized                85,827               10.0%             77,396               10.0%
     Minimum to be adequately capitalized          68,661                8.0%             61,917                8.0%
Leverage:
     Actual                                       $90,966                6.9%             86,551                7.1%
     Minimum to be well capitalized                66,295                5.0%             60,982                5.0%
     Minimum to be adequately capitalized          53,036                4.0%             48,785                4.0%



                                                       YIELDS EARNED AND RATE PAID
-------------------------------------------------------------------------------------------------------------------------------
                                                     FOR QUARTER ENDED                           FOR QUARTER ENDED
                                                       MARCH 31, 1997                              MARCH 31, 1998
                                           ------------------------------------   ---------------------------------------------
                                             AVERAGE      REVENUE/       YIELD/     AVERAGE           REVENUE/           YIELD/
                                             BALANCE      EXPENSE         RATE      BALANCE           EXPENSE             RATE
                                             -------      -------        ------     -------           --------            -----
   TOTAL EARNING ASSETS

   LOANS:

    Commercial loans                          443,575       10,300(1)      9.29%     882,519          19,818(1)          8.98%
    Mortgage loans                             10,881          226         8.32%      11,925             243             8.16%
    Installment loans                             436           10         9.51%         232               5             9.10%
    Acceptances Discounted                    102,533        2,476         9.66%     116,436           2,836             9.74%
    Overdraft                                   4,047          179        17.67%      11,629             503            17.32%
                                           -----------------------      -------   --------------------------        ---------

TOTAL LOANS (1)                               561,472       13,191         9.40%   1,022,741          23,406             9.15%

Investments                                    21,013          291         5.60%      62,566           1,012             6.47%
Federal funds sold                             17,677          228         5.16%      18,508             250             5.41%
Time Deposit with Banks                        91,456        1,883         8.24%     100,622           2,279             9.06%
                                           -----------------------      -------   --------------------------        ---------

     Total Investments and Time Deposit
        with Banks                            130,146        2,402         7.38%     181,695           3,541             7.80%

Total Interest Earning Assets                 691,618       15,593         9.02%   1,204,436          26,947             8.95%
                                                         ---------      -------                    ---------        ---------

Total non-interest earning assets              82,874                               131,509
                                           ----------                             ---------

TOTAL ASSETS                                  774,492                             1,335,945
                                           ==========                             =========

INTEREST BEARING LIABILITIES

DEPOSITS:

    Super NOW, NOW                             15,543           88         2.26%      15,933              73             1.83%
    Money Market                               44,170          517         4.68%      44,102             504             4.58%
    Presidential Market                         3,533           25         2.84%       3,308              22             2.60%
    Super Savings, Savings                      4,567           35         3.11%       4,680              36             3.04%
    Certificate of Deposits
     (including IRA)                          426,461        6,159         5.78%     830,250          12,070             5.82%
    Time Deposits with Banks (IBF)            110,949        1,413         5.10%     152,112           2,028             5.33%
    Other                                          65            0         2.76%         477               6             4.88%
                                           -----------------------      -------   --------------------------        ---------

TOTAL DEPOSITS                                605,288        8,237         5.44%   1,050,863          14,738             5.61%

Federal Funds Purchased                         3,679           50         5.42%       8,717             123             5.64%

Other Borrowings                                    0            0         0.00%         133               3             8.04%
                                           -----------------------      -------   --------------------------        ---------

Total interest bearing liabilities            608,967        8,287         5.44%   1,059,713          14,864             5.61%
                                           -----------------------      -------   --------------------------        ---------

Non-interest bearing liabilities

    Demand Deposits                            58,018                                72,710
    Other Liabilities                          62,842                               101,496
                                           ----------                             ---------

Total non-interest bearing liabilities        120,860                               174,206

Stockholders equity                            44,665                               102,026
                                           ----------                             ---------

TOTAL LIABILITIES AND STOCKHOLDER'S
 EQUITY                                       774,492                             1,335,945
                                           ==========                             =========

NET INTEREST INCOME / NET INTEREST SPREAD                    7,306         3.57%                      12,083             3.34%
                                                         =========      =======                    =========        =========

MARGIN
INTEREST INCOME / INTEREST EARNING ASSETS                                  9.02%                                         8.95%

INTEREST EXPENSE / INTEREST EARNING ASSETS                                 4.79%                                         4.94%
                                                                        -------                                     ---------

    NET INTEREST MARGIN                                                   4.23%                                          4.07%
                                                                        -------                                     ---------


-----------------------

(1) Interest income for calculating yields includes $57 and $31 thousand of loan fees for the quarters ended March 31, 1997 and 1998

RESULTS OF OPERATION

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds, and it constitutes the Company's principal source of income. Net interest income increased to $12.1 million for the three months ended March 31, 1998 from $7.3 million for the same period in 1997, a 65.7 percent increase. The primary increase was in average earning assets offset, to some extent, by a decrease in net interest margin. Average earning assets increased to $1,204 million for the three months ended March 31, 1998 from $691.6 million for the same period in 1997, a 74.1 percent increase. Average loans and acceptances discounted increased to $1,023 million for the three months ended March 31, 1998 from $561.5 million for the same period in 1997, a 82.2 percent increase, while average interest earning deposits with other banks increased to $100.6 million for the three months ended March 31, 1998 from $91.5 million for the same period in 1997, a 10.0 percent increase. Net interest margin decreased to 4.07 percent for the three months ended March 31, 1998 from 4.23 percent for the same period in 1997, a 16 basis point decrease. The primary reasons for this decrease were
(i) loan yields relative to reference rates decreased in certain countries in the Region as a result of perceived economic stability and lower credit risk and
(ii) loans to larger corporate and bank customers, which command more competitive pricing, increased as a percentage of total loans.

Interest income increased to $26.9 million for the three months ended March 31, 1998 from $15.6 million for the same period in 1997, a 72.4 percent increase, reflecting an increase in loans in the Region, partially offset by a decrease in prevailing interest rates and a tightening of loan spreads in the Region as discussed above. Interest expense increased to $14.9 million for the three months ended March 31, 1998 from $8.3 million for the same period in 1997, a
79.5 percent increase, reflecting the additional deposits to fund asset growth. Average interest-bearing deposits increased to $1,060 million for the three months ended March 31, 1998 from $609.0 million for the same period in 1997, a
74.1 percent increase. The growth in deposits was primarily a result of the Company seeking additional deposits to fund asset growth. The Company's time deposits from banks also increased to $152.1 million for the three months ended March 31, 1998 from $110.9 million for the same period in 1997.

PROVISION FOR CREDIT LOSSES

The Company's provision for credit-losses increased $2.3 million for the three months ended March 31, 1998 from $748 thousand for the same period in 1997, a 207 percent increase. Net loan charge offs during the first three months of 1998 amounted to $824 thousand compared to a net recovery of $4 thousand for the previous year same quarter. The allowance for credit losses was increased to $11.8 million at March 31, 1998 from $10.3 million for the end of the fiscal year 1997, a 14.6 percent increase. The increase was primarily a function of the growth in the loan portfolio. The ratio of the allowance for credit losses was at 1.09 percent at March 31, 1998 increasing slightly from approximately 1.07 percent at March 31, 1997.

NON-INTEREST INCOME

Non-interest income increased to approximately $3.9 million for the three months ended March 31, 1998 from $3.2 million for the same period in 1997, a 21.9 percent increase. Trade finance fees and commissions increased by $637 thousand due largely to an increase of 2.7 percent in letters of credit volume. In addition, the Company had more lending facility fees charged during the first three months of 1998 compared to 1997. Structuring and syndication fees increased by $203 thousand as a result of several transactions which were completed during the quarter.. Customer service fees decreased by $111 thousand as a result of lower overdrafts experienced in the period. The other income category as of March 31, 1998 includes approximately $50 thousand of fees generated by our new Internet based banking software "Harmoney".

The following table sets forth details regarding the components of non-interest income for the periods indicated.

                               NON-INTEREST INCOME
                             (Dollars in thousands)



                                                        For the Three Months Ended March 31,
                                                  ----------------------------------------------
                                                                     1997 to 1998
                                                     1997           Percent Change        1998
                                                  ---------         --------------      --------
Trade finance fees and commissions                   $2,758                23.1%          $3,395
Structuring and syndication fees, net                    86               236.1              289
Customer service fees                                   256               (43.4)             145
Other                                                    69                97.1              136
                                                  ---------            --------         --------
Total non-interest income                            $3,169                25.1%          $3,965
                                                  =========            ========         ========



OPERATING EXPENSES

Operating expenses increased to $5.9 million for the three months ended March 31, 1998 from $5.3 million for the same period in 1997, an 11.3 percent increase. Employee compensation and benefits increased to $2.9 million for the three months ended March 31, 1998 from $2.7 million for the same period in 1997, a 7.4 percent increase. This was primarily due to an increase in the number of employees to 254 at March 31, 1998 from 237 for the same period in 1997. The majority of the employees were added to support the Sarasota, West Palm Beach and San Juan, Puerto Rico branches as well as salary increases for existing personnel. Occupancy of expenses have increased to $1.1 million from $682 thousand as a result of the addition of two new branches at the end of the first quarter of 1997. Other expenses have remained relatively consistent at $1.6 million for the three months ended March 31, 1998 and for the same period in 1997. Directors fees decreased by 52 percent during the first quarter of 1998 as a result of discontinuing the payment of retainer and meeting fees to an inside director. Insurance and examination fees (FDIC and OCC) have remained consistent at approximately $100 thousand for the three months ended March 31, 1998 and for the same period in 1997. The Company's efficiency ratio remains favorably below the industry average at 37 percent.

The following table sets forth detail regarding the components of operating expenses for the periods indicated.

                               OPERATING EXPENSES
                             (Dollars in thousands)

                                                            For the Three Months Ended March 31,
                                                         -----------------------------------------
                                                                       1997 to 1998
                                                           1997      Percent Change           1998
                                                         -------     --------------        -------
Employee compensation and benefits                        $2,703              10.8%          $2,995
Occupancy and equipment                                      682              56.9            1,070
Other operating expenses                                   1,594               1.9            1,639
Directors' fees                                              230              52.3              151
Insurance and examination fees (FDIC and
      OCC)                                                   114              28.9               81
                                                         -------             -----           ------
Total operating expenses                                  $5,323              11.2%          $5,936
                                                         =======             =====           ======


YEAR 2000

The Company began the process of assessing and preparing its computer systems and applications to be functional on January 1, 2000 in June 1996. The Company has also been communicating with third parties which interface with the Company, such as customers, counter parties, payment systems, vendors and others to determine whether they will be functional. The Company can give no guarantee that these parties will be timely converted. Management believes that the process of modifying all mission critical applications of the Company continues as planned and expects to have substantially all of the testing and changes completed by December 31, 1998. In addition, non mission critical applications are scheduled to have substantially all the testing and updates completed by June 30, 1999.

Management believes the total costs to be Year 2000 compliant are not material to its financial position or results or operations. Any purchased hardware or software in connection with this process will be capitalized in accordance with normal Company policy. Personnel and all other cost are being expensed as incurred.

The costs and dates on which the Company plans to complete the Year 2000 process are based on management's best estimates. However, there can be no guarantees that these estimates will be achieved and actual results could differ.