Form 10-Q
period 1998-06-30
HAMILTON BANCORP INC
filed 1998-08-14
CIK 894172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1998
                               --------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________________

                     Commission file number    0-20960
                                            --------------

                              Hamilton Bancorp Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Florida                                                                  65-0149935
-----------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization          (I.R.S. Employer Identification No.)

                   3750 N.W. 87th Avenue, Miami, Florida 33178
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code   (305) 717-5500
                                                   ----------------------------

-------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

         Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             ----    -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes      No
                         -----    -------

ITEM 1

                         PART I. FINANCIAL INFORMATION

                      HAMILTON BANCORP INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (In thousands)

                                                               June 30,                         December 31,
                                                       ----------------------------       ----------------------------
                                                                 1998                               1997
                                                       ----------------------------       ----------------------------
                                                               (Unaudited)                        (Audited)
                                            ASSETS

CASH AND DEMAND DEPOSITS WITH OTHER BANKS                      $   25,947                       $   29,434
FEDERAL FUNDS SOLD                                                 43,500                           62,000
                                                             ------------                     ------------
        Total cash and cash equivalents                            69,447                           91,434

INTEREST EARNING DEPOSITS WITH OTHER BANKS                        122,088                          113,730
SECURITIES AVAILABLE FOR SALE                                      54,779                           54,641
SECURITIES HELD TO MATURITY                                        13,084                                0
LOANS-NET                                                       1,175,165                          952,431
DUE FROM CUSTOMERS ON BANKERS ACCEPTANCES                          65,389                           95,312
DUE FROM CUSTOMERS ON DEFERRED PAYMENT LETTERS OF CREDIT            4,780                            8,352
PROPERTY AND EQUIPMENT-NET                                          5,031                            4,784
ACCRUED INTEREST RECEIVABLE                                        18,690                           14,441
GOODWILL-NET                                                        1,921                            2,008
OTHER ASSETS                                                        9,059                            5,001
                                                             ------------                     ------------
TOTAL                                                          $1,539,433                       $1,342,134
                                                             ============                     ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                        1,346,568                        1,135,047
OTHER BORROWING                                                     6,116                                0
BANKERS ACCEPTANCES OUTSTANDING                                    65,389                           95,312
DEFERRED PAYMENT LETTERS OF CREDIT OUTSTANDING                      4,780                            8,352
OTHER LIABILITIES                                                   6,030                            5,096
                                                             ------------                     ------------
       Total liabilities                                        1,428,883                        1,243,807
                                                             ------------                     ------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 75,000,000 shares
    authorized, 10,028,802 shares issued and outstanding
    at June 30, 1998 and 9,827,949 shares issued
    and outstanding at December 31, 1997.                             100                               98
  Capital surplus                                                  58,118                           56,266
  Retained earnings                                                52,475                           42,016
  Net unrealized loss on securities available for sale,
    net of taxes                                                     (143)                             (53)
                                                             ------------                     ------------
       Total stockholders' equity                                 110,550                           98,327
                                                             ------------                     ------------
  TOTAL                                                        $1,539,433                       $1,342,134
                                                             ============                     ============


          See accompanying notes to consolidated financial statements.

                      HAMILTON BANCORP INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)

                                                                  Three Months Ended          Six Months Ended
                                                                         June 30,                    June 30,
                                                                  --------------------      --------------------
                                                                    1998        1997          1998         1997
                                                                  -------      -------      --------     -------
  INTEREST INCOME:
    Loans, including fees                                         $26,406      $15,995      $49,813      $29,186
    Deposits with other banks                                       2,260        2,738        4,538        4,621
    Securities                                                      1,120          638        2,130          931
    Federal funds sold                                                280          206          532          434
                                                                  -------      -------      -------      -------
      Total                                                        30,066       19,577       57,013       35,172
  INTEREST EXPENSE:
    Deposits                                                       16,842        9,954       31,579       18,191
    Federal funds purchased and other borrowing                       157           60          283          109
                                                                  -------      -------      -------      -------
       Total                                                       16,999       10,014       31,862       18,300
                                                                  -------      -------      -------      -------
  NET INTEREST INCOME                                              13,067        9,563       25,151       16,872
  PROVISION FOR CREDIT LOSSES                                       1,766        2,191        4,081        2,939
                                                                  -------      -------      -------      -------
  NET INTEREST INCOME AFTER PROVISION FOR CREDIT
    LOSSES                                                         11,301        7,372       21,070       13,933
  NON-INTEREST INCOME:
    Trade finance fees and commissions                              3,228        3,148        6,623        5,906
    Structuring and syndication fees                                  454          478          743          564
    Customer service fees                                             166          165          311          421
    Other                                                             114          180          250          249
                                                                  -------      -------      -------      -------
       Total                                                        3,962        3,971        7,927        7,140
                                                                  -------      -------      -------      -------
  OPERATING EXPENSES:
    Employee compensation and benefits                              3,053        2,826        6,048        5,529
    Occupancy and equipment                                         1,066          796        2,136        1,478
    Other                                                           2,317        1,933        4,188        3,871
                                                                  -------      -------      -------      -------
       Total                                                        6,436        5,555       12,372       10,878
                                                                  -------      -------      -------      -------
  INCOME BEFORE PROVISION FOR INCOME TAXES                          8,827        5,788       16,625       10,195
  PROVISION FOR INCOME TAXES                                        3,273        2,047        6,166        3,632
                                                                  -------      -------      -------      -------
  NET INCOME                                                      $ 5,554      $ 3,741      $10,459      $ 6,563
                                                                  =======      =======      =======      =======
  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARES:
       BASIC                                                      $  0.56      $  0.38      $  1.05      $  0.84
                                                                  =======      =======      =======      =======
       DILUTED                                                    $  0.53      $  0.37      $  1.02      $  0.81
                                                                  =======      =======      =======      =======
  AVERAGE WEIGHTED SHARES OUTSTANDING:
       BASIC                                                    9,988,481    9,796,301    9,917,070    7,767,877
                                                               ==========   ==========   ==========    =========
       DILUTED                                                 10,403,951   10,179,449   10,279,270    8,151,025
                                                               ==========   ==========   ==========    =========



          See accompanying notes to consolidated financial statements.

                      HAMILTON BANCORP INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Dollars in thousands, except per share data)


                                                                                            Net Unrealized
                                                                                               Loss on
                                                                                              Securities
                                                       Common Stock                            Available        Total
                                                    ------------------   Capital   Retained     for Sale    Stockholders'
                                                     Shares     Amount   Surplus   Earnings   Net of Taxes    Equity
                                                    ---------   ------   -------   --------   ------------   --------
  Balance, December 31, 1997 (audited)              9,827,949    $ 98    $56,266    $42,016      $ (53)      $ 98,327
  Issuance of 200,853 shares of common
     stock from exercise of options                   200,853       2      1,852                                1,854

  Net change in unrealized loss on
    securities available for sale, net of taxes                                                    (90)           (90)

  Net income for the six months ended
    June 30, 1998                                                                    10,459                    10,459
                                                   ----------    ----    -------    -------      -----       --------

  Balance as of June 30, 1998                      10,028,802    $100    $58,118    $52,475      $(143)      $110,550
                                                   ==========    ====    =======    =======      =====       ========






          See accompanying notes to consolidated financial statements.

                      HAMILTON BANCORP INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                     For Six Months Ended June 30,
                                                                                  ----------------------------------
                                                                                    1998                      1997
                                                                                  ---------                ---------
  CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                 $  10,459                 $   6,563
         Adjustments to reconcile net income to net cash
           provided by operating activities:
           Depreciation and amortization                                                567                       509
           Provision for credit losses                                                4,081                     2,939
           Deferred tax benefit                                                        (831)                     (479)
           Net loss on sale of other real estate owned                                   34
           Proceeds from the sale of bankers acceptances and
             loan participations, net of loan participations purchased               60,749                    25,173
        Increase in accrued interest receivable and other assets                     (7,557)                   (1,351)
         Increase in other liabilities                                                  914                     2,017
                                                                                  ---------                 ---------
           Net cash provided by operating activities                                 68,416                    35,371
                                                                                  ---------                 ---------
  CASH FLOWS FROM INVESTING ACTIVITIES:
       Increases in interest-earning deposits with other banks                       (8,358)                  (48,174)
       Purchase of securities available for sale                                   (127,516)                  (92,859)
       Purchase of securities held to maturity                                      (13,084)                        0
       Proceeds from sales and maturities of securities available for sale          127,218                    49,444
       Increase in loans-net                                                       (287,564)                 (210,503)
       Purchases of property and equipment-net                                         (712)                   (1,446)
       Proceeds from sale of other real estate owned                                    122                         0
                                                                                  ---------                 ---------
           Net cash used in investing activities                                   (309,894)                 (303,538)
                                                                                  ---------                 ---------
  CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in deposits-net                                                      211,521                   238,236
      Proceeds from other borrowing                                                   6,116                         0
      Net proceeds from exercise of common stock options                              1,854                         0
      Net proceeds from initial public offering                                           0                    38,886
      Cash dividend on preferred stock                                                    0                      (319)
                                                                                  ---------                 ---------
      Net cash provided by financing activities                                     219,491                   276,803
  NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                                                      (21,987)                    8,636
  CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
   PERIOD                                                                            91,434                    33,106
                                                                                  ---------                 ---------
  CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                  $  69,447                 $  41,742
                                                                                  =========                 =========
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
    Interest paid during the period                                               $  29,670                 $  17,563
    Income taxes paid during the period                                               7,027                     3,827



          See accompanying notes to consolidated financial statements.

                         HAMILTON BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1998

NOTE 1:  Basis of Presentation

The consolidated statements of condition for Hamilton Bancorp and Subsidiary (the "Company") as of June 30, 1998 and December 31, 1997, the related consolidated statements of income, stockholders' equity and the cash flows for the six months ended June 30, 1998 and 1997 included in the Form 10Q have been prepared by the Company in conformity with the instructions to Form 10Q and
Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited except for the consolidated statement of condition as of December 31, 1997.

The accounting policies followed for interim financial reporting are consistent with the accounting policies set forth in Note 1 to the consolidated financial statements appearing in the Company's Annual Report on Form 10K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

NOTE 2: Net Income per Common Share

Basic earnings per share is computed by dividing the Company's net income by the weighted average number of shares outstanding during the period.

Diluted earnings per share is computed by dividing the Company's net income by the weighted average number of shares outstanding and the dilutive impact of potential common stock, primarily stock options. The dilutive impact of common stock is determined by applying the treasury stock method.

NOTE 3: New Accounting Pronouncements

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires companies to report, as comprehensive income all changes in equity during a period, except those resulting from investment by owners and distribution to owners. Comprehensive income totaled $10.4 million for the six months ended June 30, 1998, which is comprised of net income of $10.5 million and net unrealized losses on securities available for sale of $90 thousand.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management does not expect the adoption of SFAS No. 133 to have any significant impact on the Company's consolidated financial statements.

NOTE 4: Other Borrowings

Other borrowings consist of the following at June 30, 1998:

        7.13 percent loan secured by a foreign treasury bill in the amount of
        $4,600,000, interest payable monthly and principal
        due at maturity (March 1999)                                            $3,728

         8.04 percent loan secured by a foreign corporate security in the amount of $3,000,000, interest payable monthly
         and principal due at maturity (March 1999)                             $2,388
                                                                                ------

         Total                                                                  $6,116
                                                                                ======

ITEM 2.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

Hamilton Bancorp Inc. ("Bancorp") is a bank holding company which conducts operations principally through its 99.8 percent subsidiary Hamilton Bank, N.A. (the "Bank" and, collectively with Bancorp, the "Company"). The Bank is a national bank which specializes in financing trade flows between domestic and international companies on a global basis, with particular emphasis on trade with and between South America, Central America, the Caribbean (collectively, the "Region") and the United States. The Bank has a network of seven FDIC-insured branches in Florida, with locations in Miami, Sarasota, Tampa, West Palm Beach and Winter Haven and a branch in San Juan, Puerto Rico.

FINANCIAL CONDITION - June 30, 1998 vs. December 31, 1997.

Total consolidated assets increased $197.3 million, or 14.7 percent, during the first six months of 1998, which included an increase of $229.4 million in interest earning assets and a decrease of $28.6 million in non-interest earning assets. The increase in consolidated assets reflects increases of $222.7 million in loans-net and $8.4 million in interest-earning deposits with other banks. The increase in loans was led by growth in trade finance activities primarily in the region. These increases were principally funded by increases in retained earnings, deposits from the branch network, time deposits from banks and deposits from other financial institutions.

Cash, Demand Deposits with Other Banks and Federal Funds Sold

Cash, demand deposits with other banks and federal funds sold are considered cash and cash equivalents. Balances of these items fluctuate daily depending on many factors which include or relate to the particular banks that are clearing funds, loan payoffs, deposit gathering and reserve requirements. Cash, demand deposits with other banks and federal funds sold were $69.4 million at June 30, 1998 compared to $91.4 million at December 31, 1997. The decrease of 24.1 percent reflects the deployment of liquid assets into higher yielding loans.

Investment Securities and Interest-Earning Deposits with Other Banks

Interest-earning deposits with other banks increased to $122.1 million at June 30, 1998 from $113.7 million at December 31, 1997. These deposits are placed with correspondent banks in the Region, generally on a short term basis (less than 365 days), to increase yields and enhance relationships with the correspondent banks. The level of such deposits has grown as the overall assets of the Company have increased during the six months ended June 30, 1998. The short term nature of these deposits allows the Company the flexibility to redeploy the assets into higher yielding loans which are largely related to the financing of trade.

Investment securities increased to $68.0 million at June 30, 1998 from $54.6 million at December 31, 1997. The increase has been primarily in U.S. government agency mortgage backed securities classified as held to maturity. These securities diversify the Company's portfolio, are eligible collateral for securing public funds and qualify as a Community Reinvestment Act investment.

Loans

The Company's loan portfolio increased by $226.3 million, or 23.5 percent, during the first six months of 1998 in relation to the year ended December 31, 1997. This growth has been related largely to the Bank's trade finance activities in its traditional Latin American and Caribbean markets. Trade activity continues to increase in the Region despite economic pressures from outside the Region, and the smaller markets continue to experience stable political and economic situations. Commercial-domestic loans increased by $58.1 million and loans to banks and other financial institutions - foreign increased by $75.9 million. Details on the loans by type are shown in the table below. At June 30, 1998 approximately 24.2 percent of the Company's portfolio consisted of loans to domestic borrowers and 75.8 percent of the Company's portfolio consisted of loans to foreign borrowers. The Company's loan portfolio is relatively short-term, as approximately 66.5 and 80.7 percent of loans at June 30, 1998 were short-term loans with average maturities of less than 180 and 365 days, respectively. See "Interest Rate Sensitivity Report".

The following table sets forth the loans by type in the Company's loan portfolio at the dates indicated.

Loans by Type
(in thousands)

                                                                 June 30,              December 31,
                                                                   1998                   1997
                                                                 --------              -----------
Domestic:
     Commercial (1)                                              $  237,556            $  179,435
     Acceptances discounted                                          38,278                45,153
     Residential mortgages                                           11,568                12,008
     Installment                                                        325                   238
                                                                 ----------            ----------
     Subtotal Domestic                                              287,727               236,834
Foreign:

     Banks and other financial institutions                         428,781               351,862
     Commercial and industrial (1)                                  383,844               319,925
     Acceptances discounted                                          89,908                55,301
     Government and official institutions                               872                   872
                                                                 ----------            ----------
     Subtotal Foreign                                               903,405               727,960
                                                                 ----------            ----------

          Total loans                                            $1,191,132            $  964,794
                                                                 ==========            ==========

---------------

(1) Includes pre-export financing, warehouse receipts and refinancing of letter of credits.

The following tables reflect largely both the Company's growth and diversification in financing trade flows between the United States and the Region in terms of loans by country and cross-border outstandings by country. The aggregate amount of the Company's crossborder outstandings by primary credit risk include cash and demand deposits with other banks, interest earning deposits with other banks, investment securities, due from customers on bankers acceptances, due from customers on deferred payment letters of credit and loans-net. Exposure levels in any given country at the end of each period may be impacted by the flow of trade between the United States (and to a large extent Florida) and the given countries, as well as the price of the underlying goods or commodities being financed.

At June 30, 1998 approximately 41.8 percent in principal amount of the Company's loans were outstanding to borrowers in five countries other than the United
States: Guatemala (10.2 percent), Panama (9.9 percent), Ecuador (7.7 percent), Brazil (7.5 percent) and Peru (6.5 percent).

Loans by Country
(Dollars in thousands)


                                             June 30,        Percent of     December 31,       Percent  of
                                                 1998             Total             1997             Total
 Country                                       Amount             Loans           Amount             Loans
                                             --------        ----------     ------------       -----------
United States                                $287,727             24.16%        $236,834             24.55%
Argentina                                      48,020              4.03           58,477              6.06
Bolivia                                        34,947              2.93           38,058              3.94
Brazil                                         89,238              7.49           58,040              6.02
Colombia                                       33,707              2.83           23,768              2.46
Dominican Republic                             41,297              3.47           40,161              4.16
Ecuador                                        91,142              7.65           74,485              7.72
El Salvador                                    61,702              5.18           40,306              4.18
Guatemala                                     121,637             10.21           91,178              9.45
Honduras                                       66,792              5.61           59,439              6.16
Jamaica (1)                                    18,955              1.59                -                 -
Panama                                        117,632              9.88           77,295              8.01
Peru                                           77,817              6.53           68,094              7.06
Russia                                         23,000              1.93           17,500              1.81
Venezuela                                      17,482              1.47           16,299              1.69
Other (2)                                      60,037              5.04           64,860              6.73
                                           ----------            ------         --------            ------
     Total                                 $1,191,132            100.00%        $964,794            100.00%
                                           ==========            ======         ========            ======

---------------
(1) These countries had loans in periods presented which did not exceed 1 percent of total assets.

(2) Other consists of loans to borrowers in countries in which loans did not exceed 1 percent of total assets.

At June 30, 1998 approximately 33.5 percent in cross-border outstandings were outstanding to borrowers in five countries other than the United States: Panama (7.7 percent), Guatemala (7.2 percent), Brazil (7.0 percent), Ecuador (6.9 percent) and Peru (4.7 percent).

Total Cross-Border Outstandings by Country
(Dollars in millions)

                                                         % of                          % of
                                       June 30,          Total       December 31,       Total
                                        1998             Assets          1997           Assets
                                       -------           ------      -----------       -------
Argentina                               $ 63              4.1%          $69             5.2%
Bolivia                                   41               2.7           44              3.3
Brazil                                   108               7.0           85              6.3
B. W. Indies                              18               1.2           11              0.8
Colombia                                  34               2.2           24              1.8
Dominican Republic                        41               2.7           39              2.9
Ecuador                                  106               6.9           90              6.7
El Salvador                               61               4.0           46              3.4
Guatemala                                110               7.2           92              6.9
Honduras                                  62               4.0           52              3.9
Jamaica                                   38               2.5           32              2.4
Nicaragua (1)                              -                 -           12              0.9
Panama                                   118               7.7           72              5.4
Peru                                      72               4.7           74              5.5
Russia                                    23               1.5           17              1.3
Venezuela (1)                             18               1.2            -                -
Other (2)                                 53               3.4           39              2.8
                                        ----              -----        ----             -----
Total                                   $966              63.0%        $798             59.5%
                                        ====              =====        ====             =====

---------------

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

Contingencies - Commercial Letters of Credit
(in thousands)

                                                    Six Months Ended                               Year Ended
                                    -------------------------------------------------        --------------------
                                        June 30, 1998              June 30, 1997               December 31, 1997
                                    --------------------       ----------------------        --------------------
                                                 Average                      Average                     Average
                                    Total        Monthly        Total         Monthly         Total       Monthly
                                    Volume       Volume         Volume        Volume          Volume      Volume
                                    --------      -------      --------       -------        --------     -------
Export Letters of Credit (1)        $226,106      $37,684      $176,708       $29,451        $424,748     $35,396
Import Letters of Credit (1)         180,083       30,014       191,443        31,907         394,758      32,897
                                    --------      -------      --------       -------        --------     -------
Total                               $406,189      $67,698      $368,151       $61,358        $819,506     $68,293
                                    ========      =======      ========       =======        ========     =======

---------------
(1) Represents certain contingent liabilities not reflected on the Company's balance sheet.

The following table sets forth the distribution of the Company's contingent liabilities by country of the applicant and issuing bank for import and export letters of credit, respectively. As shown by the table, contingent liabilities decreased by 6 percent from December 31, 1997 to June 30, 1998. Individual fluctuations reflect relative changes in the flow of trade.

Contingent Liabilities (1)
(in thousands)

                                                             June 30, 1998               December 31, 1997
                                                             -------------               -----------------

           Argentina (2)                                            $2,627                               -
           Aruba (2)                                                 2,845                               -
           Bolivia (2)                                                   -                          $3,883
           Brazil                                                    2,626                           4,123
           British W. Indies (2)                                     3,082                               -
           Colombia (2)                                                  -                           3,936
           Costa Rica (2)                                                -                           3,168
           Dominican Republic                                       15,774                           4,759
           Ecuador                                                  16,141                          17,839
           El Salvador                                               4,075                           3,837
           Guatemala                                                11,763                          11,577
           Haiti                                                     1,956                           7,857
           Honduras                                                  6,840                           5,550
           Nicaragua (2)                                                 -                           3,386
           Panama                                                   12,776                          12,439
           Paraguay                                                  7,424                           2,395
           Peru (2)                                                      -                           5,566
           Suriname (2)                                              7,218                               -
           United States                                            78,468                          94,629
           Other (3)                                                12,579                          13,139
                                                                  --------                        --------

           Total                                                  $186,194                        $198,083
                                                                  ========                        ========

---------------
(1) Includes export and import letters of credit, standby letters of credit and letters of indemnity.
(2) These countries had contingencies which represented less than 1 percent of the Company's total contingencies at each of the above dates.
(3) Other includes those countries in which contingencies represent less than 1 percent of the Company's total contingencies at each of the above dates.

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

Determining the appropriate level of the allowance for credit losses requires management's judgment, including application of the factors described above to assumptions and estimates made in the context of changing political and economic conditions in many of the countries of the Region. Accordingly, there can be no assurance that the Company's current allowance for credit losses will prove to be adequate in light of future events and developments. At June 30, 1998 the allowance for credit losses was approximately $13.4 million, an increase of 30.1 percent from $10.3 million at December 31, 1997. This increase was primarily to support a 23 percent increase in the loan portfolio and to provide adequate coverage over non-performing loans.

The following table provides certain information with respect to the Company's allowance for credit losses, provision for credit losses, charge-off and recovery activity for the periods shown.

Credit Loss Experience
(in thousands)


                                                                Six Months Ended                     Year Ended
                                                                   June 30, 1998              December 31, 1997
                                                                ----------------              -----------------
Balance of allowance for credit losses at
beginning of period                                                   $   10,317                     $    5,725
Charge-offs:
Domestic:
     Commercial                                                              (93)                        (1,693)
     Acceptances                                                               0                              0
     Residential                                                               0                              0
     Installment                                                               0                             (3)
                                                                      ----------                       --------
   Total domestic                                                            (93)                        (1,696)
Foreign:
     Government and official institutions                                      0                              0
     Banks and other financial institutions                                 (901)                          (896)
     Commercial and industrial                                                 0                              0
     Acceptances discounted                                                    0                              0
                                                                      ----------                       --------
    Total foreign                                                           (901)                          (896)
                                                                      ----------                       --------
Total charge-offs                                                           (994)                        (2,592)
                                                                      ----------                       --------
Recoveries:
Domestic
     Commercial                                                                3                            203
     Acceptances                                                               0                              0
     Residential                                                               0                              0
     Installment                                                               0                              1
Foreign                                                                        0                              0
                                                                      ----------                       --------
     Total recoveries                                                          3                            204
                                                                      ----------                       --------
Net (charge-offs) recoveries                                                (991)                        (2,388)
Provision for credit losses                                                4,081                          6,980
                                                                      ----------                       --------
Balance at end of the period                                          $   13,407                       $ 10,317
                                                                      ==========                       ========
Average loans                                                         $1,091,830                       $735,735
Total loans                                                           $1,191,132                       $964,794
Net charge-offs to average loans                                           0.09%                          0.32%
Allowance to total loans                                                   1.13%                          1.07%

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

Allocation of Allowance for Credit Losses
(in thousands)



                                                                           As of                        As of
                                                                   June 30, 1998            December 31, 1997
                                                                   -------------            -----------------
Allocation of the allowance by category
of loans:
Domestic:
     Commercial                                                          $ 2,257                      $ 1,896
     Acceptances                                                             272                          315
     Residential                                                              88                           59
     Installment                                                               4                            3
     Overdraft                                                               208                          154
                                                                         -------                      -------
         Total domestic                                                    2,829                        2,427
Foreign:
     Government and official institutions                                      0                            0
     Banks and other financial institutions                                3,491                        3,854
     Commercial and industrial                                             6,558                        3,442
     Acceptances discounted                                                  529                          594
                                                                         -------                      -------
          Total foreign                                                   10,578                        7,890
Total                                                                    $13,407                      $10,317
                                                                         =======                      =======

Percent of loans in each category to total loans:
Domestic:
     Commercial                                                             19.2%                        18.0%
     Acceptances                                                             3.2%                         4.7%
     Residential                                                             1.0%                         1.2%
     Installment                                                             0.0%                         0.0%
     Overdraft                                                               0,8%                         0.6%
                                                                         -------                      -------
          Total domestic                                                    24.2%                        25.5%
Foreign:
     Government and official institutions                                    0.1%                         0.1%
     Banks and other financial institutions                                 36.0%                        36.5%
     Commercial and industrial                                              32.2%                        33.2%
     Acceptances discounted                                                  7.5%                         5.7%
                                                                         -------                      -------
          Total foreign                                                     75.8%                        75.5%
Total                                                                      100.0%                       100.0%
                                                                         =======                      =======

Analysis of Allowance for Credit Losses Allocated to Foreign Loans
(in thousands)

                                                                                   At                                    At
                                                                       June  30, 1998                     December 31, 1997
                                                                       --------------                     -----------------

           Balance, beginning of year                                         $ 7,890                                $3,481
           Provision for credit losses                                          3,589                                 5,302
           Net charge-offs                                                      (901)                                 (893)
                                                                              ------                                 -----

           Balance, end of period                                             $10,578                                $7,890
                                                                              =======                                ======


The Company does not have a rigid charge-off policy but instead charges off loans on a case-by-case basis as determined by management and approved by the Board of Directors. In some instances, loans may remain in the nonaccrual category for a period of time during which the borrower and the Company negotiate restructured repayment terms.

The Company attributes its favorable asset quality to the short-term nature of its loan portfolio, the composition of its borrower base, the importance that borrowers in the Region attach to maintaining their continuing access to financing for foreign trade and to the Company's loan underwriting policies.

The Company accounts for impaired loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan. Under these standards, individually identified impaired loans are measured based on the present value of payments expected to be received, using the historical effective loan rate as the discount rate. Alternatively, measurement may also be based on observable market prices or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. The Company evaluates commercial loans individually for impairment, while groups of smaller-balance homogeneous loans (generally residential mortgage and installment loans) are collectively evaluated for impairment.

The following table sets forth information regarding the Company's nonperforming loans at the dates indicated. There was an increase in nonperforming loans from December 31, 1997 to June 30, 1998 as a result of two loan transactions which are collaterized by a mortgage on plant and equipment and a corporate guarantee, respectively. The increase in non-performing loans resulted in the increase in the ratio of non-performing loans to total loans from 0.48 percent at December 31, 1997 to 0.96 percent at June 30, 1998.

Nonperforming Loans
(in thousands)


                                                                            June 30,           December 31,
                                                                              1998                 1997
                                                                            --------           ------------
Domestic:
     Non accrual                                                             $ 5,041                 $3,100
     Past due over 90 days and accruing                                          166                      0
                                                                             -------                 ------
          Total domestic nonperforming loans                                   5,207                  3,100
                                                                             -------                 ------

Foreign
     Non accrual                                                               6,250                  2,949
     Past due over 90 days and accruing                                            0                      0
                                                                             -------                 ------
          Total foreign nonperforming loans                                    6,250                  2,949
                                                                             -------                 ------

     Total nonperforming loans                                               $11,457                 $6,049
                                                                             =======                 ======

     Total nonperforming loans to total loans                                  0.96%                  0.48%
     Total nonperforming assets to total assets                                0.74%                  0.64%



At December 31, 1997, and June 30, 1998 the Company had no nonaccruing investment securities.

Due from Customers on Bankers' Acceptances and Deferred Payment Letters of
Credit.

Due from customers on bankers' acceptances and deferred payment letters of credit were $65.4 million and $4.8 million, respectively, at June 30, 1998 compared to $95.3 million and $8.4 million, respectively, at December 31, 1997. These assets represent a customers liability to the Company while the Company's corresponding liability to third parties is reflected on the balance sheet as "Bankers Acceptances Outstanding" and "Deferred Payment Letters of Credit Outstanding".

Deposits

The primary sources of the Company's domestic time deposits are its eight Bank branches located in Florida and Puerto Rico. In pricing its deposits, the Company analyzes the market carefully, attempting to price its deposits competitively with the larger financial institutions in the area.

Total deposits were $1,346.6 million at June 30, 1998 compared to $1,135.0 million at December 31, 1997. Average interest bearing deposits increased by
44.0 percent to $1,120.7 million as of June 30, 1998 from $778.2 million as of December 31, 1997. Average deposit information can be found in the yields earned and rates paid schedule incorporated herein. The increase in deposits during the six month period was largely in certificates of deposits under $100,000 which increased by $165 million. These include approximately $94.1 million of brokered deposits participated out by the broker in denominations of less than $100,000 through a retail certificate of deposit program. These deposits were used to further diversify the Company's deposit base and as a cost effective alternative for the short-term funding needs of the Company.

Borrowings

The Company entered into two transactions in which foreign debt securities were purchased using proceeds from the other borrowings described in Note 4 to the Consolidated Financial Statements. The securities collaterlize the borrowings. The borrowings and the related securities mature at the same time.

The following table indicates the maturities and amounts of certificates of deposit and other time deposits issued in denominations of $100,000 or more as of June 30, 1998:

Maturities of and Amounts of Certificates of Deposits and Other Time Deposits $100,000 or More
(in thousands)



                                                              Certificates                     Other Time
                                                                of Deposit                       Deposits
                                                          $100,000 or More               $100,000 or More             Total
                                                          ----------------               ----------------             -----

Three months or less                                              $127,743                        $81,605          $209,348
Over 3 through 6 months                                             99,531                          2,455           101,986
Over 6 through 12 months                                           159,805                            180           159,985
Over 12 months                                                      48,638                              0            48,638
                                                                  --------                        -------          --------

     Total                                                        $435,717                        $84,240          $519,957
                                                                  ========                        =======          ========


Stockholders' Equity

The Company's stockholders' equity at June 30, 1998 was $110.6 million compared to $98.3 million at December 31, 1997. During this period stockholders equity increased by $12.3 million due to the retention of net income of $10.5 million as well as approximately $1.9 million from exercise of stock options.

Interest Rate Sensitivity

The following table presents the projected maturities or interest rate adjustments of the Company's earning assets and interest-bearing funding sources based upon the contractual maturities or adjustment dates at June 30, 1998. The interest-earning assets and interest-bearing liabilities of the Company and the related interest rate sensitivity gap given in the following table may not be reflective of positions in subsequent periods.

INTEREST RATE SENSITIVITY REPORT
(Dollars in thousands)


                                                                     June 30, 1998
                              -------------------------------------------------------------------------------------
                              0 to 30    31 to 90     91 to 180     181 to 365     1 to 5     Over 5
                                Days       Days          Days           Days        Years      Years        Total
                              -------------------------------------------------------------------------------------
Earning Assets:
   Loans                      $237,258   $304,884     $250,181      $ 169,308       $198,045    $ 31,456   $1,191,132

   Federal funds sold           43,500                                                                         43,500

   Investment securities         3,988     11,913       13,374         15,272          5,638      17,678       67,863

   Interest earning deposits
     with other banks           24,100     23,729       29,553         44,706              0                  122,088
                              --------   --------     --------      ---------       --------    --------   ----------

Total                          308,846    304,526      393,108        229,286        203,683      49,134    1,424,583
                              --------   --------     --------      ---------       --------    --------   ----------

Funding Sources:
   Savings and transaction
    deposits                    39,449     28,895                                                              68,344

   Certificates of deposits
    of $100 or more             51,731     76,012       99,531        159,805         48,525         113      435,717

   Certificates of deposits
    under $100                  60,972    125,926      173,711        365,905         13,824           0      640,338

   Other time deposits          54,558     27,047        2,455            180                                  84,240

   Funds overnight              46,300                                                                         46,300

   Other borrowing                                                      6,116                                   6,116
                              --------   --------     --------      ---------       --------    --------   ----------
Total                         $253,010   $257,880     $275,697      $ 432,006       $ 62,349    $    113   $1,281,055
                              ========   ========     ========      =========       ========    ========   ==========

Interest sensitivity gap      $ 55,836   $ 82,646     $ 17,411      $(202,720)      $141,334    $ 49,021   $  143,528
                              ========   ========     ========      =========       ========    ========   ==========

Cumulative gap                $ 55,836   $138,482     $155,893      $ (46,827)      $ 94,507    $143,528
                              ========   ========     ========      =========       ========    ========

Cumulative gap as a
 percentage of total
 earning assets                   3.92%      9.72%       10.94%         -3.29%          6.63%      10.08%
                              ========   ========     ========      =========       ========    ========

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

Historically, the Company has increased its level of deposits to allow for its planned asset growth. Customer deposits have increased through the branch network, as well as deposits related to trade activity. The level of deposits is also influenced by general interest rates, economic conditions and competition, among other things.

The majority of the Company's deposits are short-term and closely match the short-term nature of the Company's assets. See "Interest Rate Sensitivity Report." At June 30, 1998 interest-earning assets maturing within six months were $942.5 million, representing 66.2 percent of total earning assets and earning assets maturing within one year were $1,171.8 million or 82.3 percent of total earning assets. The short-term nature of the loan portfolio and the fact that a portion of the loan portfolio consists of bankers' acceptances provides additional liquidity to the Company. Liquid assets at June 30, 1998 were $205.2 million, 13.2 percent of total assets, and consisted of cash and cash equivalents, due from banks-time and foreign treasury bills. At June 30, 1998 the Company had been advised of $107 million in available interbank funding.

Capital Resources

Bancorp and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The regulations require Bancorp and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Bancorp's and the Bank's capital classification are also subject to qualitative judgments by the regulators about interest rate risk, concentration of credit risk and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Bancorp and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier I capital (as defined in the regulations) to total averages assets (as defined) and minimum ratios of Tier I and total capital (as defined) to risk-weighted assets (as defined). The Bancorp's and the Bank's actual capital amounts and ratios are also presented in the table.

                             Bancorp Capital Ratios
                             (Dollars in thousands)

                                             June 30, 1998                                     December 31, 1997
                                     -----------------------------                     --------------------------------
                                     Amount                  Ratio                     Amount                     Ratio
                                     ------                  -----                     ------                     -----
Tier 1 risk-weighted
capital:
     Actual                         $108,859                  11.6%                    $ 96,405                    12.4%
     Minimum                          37,599                   4.0%                      31,027                     4.0%
Total risk-weighted
capital:
     Actual                          120,588                  12.8%                     106,093                    13.7%
     Minimum                          75,198                   8.0%                      62,053                     8.0%
Leverage:
     Actual                          108,859                   7.8%                      96,405                     7.9%
     Minimum                          41,994                   3.0%                      36,858                     3.0%


                               Bank Capital Ratios
                             (Dollars in thousands)


                                                 June 30, 1998                          December 31, 1997
                                            -----------------------                 -----------------------
                                            Amount            Ratio                 Amount            Ratio
                                            ------            -----                 ------            -----
Tier 1 risk-weighted capital:
     Actual                                $102,523             10.9%               $86,551           11.2%
     Minimum to be well capitalized          56,499              6.0%                46,438            6.0%
     Minimum to be adequately capitalized    37,666              4.0%                30,959            4.0%
Total risk-weighted capital:
     Actual                                 114,273             12.1%                96,217           12.4%
     Minimum to be well capitalized          94,166             10.0%                77,396           10.0%
     Minimum to be adequately capitalized    75,332              8.0%                61,917            8.0%
Leverage:
     Actual                                 102,523              7.6%                86,551            7.1%
     Minimum to be well capitalized          72,649              5.0%                60,982            5.0%
     Minimum to be adequately capitalized    58,119              4.0%                48,785            4.0%



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

Market risk is managed by the Asset Liability Committee which formulates and monitors the performance of the Company based on established levels of market risk as dictated by policy. In setting the tolerance levels of market risk, the Committee considers the impact on both earnings and capital potential changes in the outlook in market rates, global and regional economies, liquidity, business strategies and other factors.

The Company's asset and liability management process is utilized to manage interest rate risk through the structuring of balance sheet and off-balance sheet portfolios. It is the strategy of the Company to maintain as neutral an interest rate risk position as possible. By utilizing this strategy the Company "locks in" a spread between interest earning assets and interest-bearing liabilities. Given the matching strategy of the Company and the fact that it does not maintain significant medium and/or long-term exposure positions, the Company's interest rate risk will be measured and quantified through an interest rate sensitivity report. An excess of assets or liabilities over these matched items results in a gap or mismatch. A positive gap denotes asset sensitivity and normally means that an increase in interest rates would have a positive effect on net interest income. On the other hand a negative gap denotes liability sensitivity and normally means that a decline in interest rates would have a positive effect in net interest income. However, because different types of assets and liabilities with similar maturities may reprice at different rates or may otherwise react differently to changes in overall market rates or conditions, changes in prevailing interest rates may not necessarily have such effects on net interest income.

Interest Rate Sensitivity Report as of June 30, 1998 shows that interest bearing liabilities maturing or repricing within one year exceed interest earning assets by $46.8 million. The Company monitors that the assets and liabilities are closely matched to minimize interest rate risk. On June 30, 1998 the interest rate risk position of the Company was not significant since the impact of a 100 basis point rise or fall of interest rates over the next 12 months is estimated at 8.75 percent of net income.

Substantially all of the Company's assets and liabilities are denominated in dollars therefore the Company has no material foreign exchange risk. In addition, the Company has no trading account securities, therefore it is not exposed to market risk resulting from trading activities.

The level of imbalance between the repricing of rate sensitive assets and rate sensitive liabilities will be measured through series of ratios. Substantially all of the Company's assets and liabilities are denominated in dollars therefore the Company has no material foreign exchange risk. In addition, the Company has no trading account securities, therefore it is not exposed to market risk resulting from trading activities.

On a daily basis the Bank's Senior Vice President of Finance and the Bank's Treasurer are responsible for measuring and managing market risk.

                           YIELDS EARNED AND RATE PAID


-----------------------------------------------------------------------------------------------------------------------------------

                                                     For The Six Months Ended                    For The Six Months Ended
                                                           June 30, 1998                               June 30, 1997
                                                -------------------------------------     -----------------------------------------

                                                 Average        Revenue/       Yield/        Average      Revenue/          Yield/
                                                 Balance         Expense        Rate         Balance      Expense            Rate
                                                ======================================    =========================================
Total Earning Assets

Loans:

 Commercial loans                               $  943,288       $42,500 (1)    8.96%         $489,617      $23,002 (1)       9.34%
 Acceptances Discounted                            125,176         5,820        9.25%          104,190        5,100           9.74%
 Overdraft                                          11,305           994       17.49%            5,518          611          22.02%
 Mortgage loans                                     11,787           486        8.20%           10,758          454           8.39%
 Installment loans                                     274            13        9.44%              398           19           9.49%
                                                ----------       -------       -----          --------      -------          -----

Total Loans (1)                                  1,091,830        49,813        9.07%          610,481       29,186           9.51%

Time Deposit with Banks                            100,225         4,538        9.01%          109,455        4,621           8.40%
Investments                                         65,262         2,130        6.49%           31,825          931           5.82%
Federal funds sold                                  19,258           532        5,49%           16,022          434           5.39%
                                                ----------       -------       -----          --------      -------          -----

Total Investments and Time
  Deposit with Banks                               184,745         7,200        7.75%          157,302        5,986          7.57%

Total Interest Earning assets                    1,276,575        57,013        8.88%          767,783       35,172          9.11%
                                                                 -------       -----                        -------          -----

Total non interest earning assets                  123,212                                      92,100
                                                ----------                                    --------

Total Assets                                    $1,399,787                                    $859,883
                                                ==========                                    ========


Interest Bearing Liabilities

Deposits:

 Super NOW, NOW                                 $   15,509       $   139        1.78%         $ 15,735      $   161           2.04%

 Money Market                                       45,046         1,016        4.49%           43,923        1,030           4.66%
 Presidential Market                                 2,769            38        2.73%            3,161           45           2.83%
 Super Savings, Savings                              4,721            72        3.03%            4,354           68           3.11%
 Certificate of Deposits
   (including IRA)                                 900,038        26,244        5.80%          474,644       13,828           5.79%
 Time Deposits with Banks (IBF)                    152,108         4,069        5.32%          117,373        3,059           5.18%
 Other                                                 606             1        0.17%                0            0           0.00%
                                                ----------       -------       -----          --------      -------          -----

Total Deposits                                   1,120,707        31,579        5.60%          659,190       18,191           5.49%

Federal Funds Purchased                              5,837           166        5.66%            3,903          109           5.55%
Other Borrowings                                     3,100           117        7.51%                0            0           0.00%
                                                ----------       -------       -----          --------      -------          -----

Total interest bearing liabilities              $1,129,644       $31,862        5.61%         $663,093      $18,300           5.49%
                                                ----------       -------       -----          --------      -------          -----

Non interest bearing liabilities

 Demand Deposits                                    69,428                                      60,499
 Other Liabilities                                  95,351                                      67,710
                                                ----------                                    --------

Total non interest bearing liabilities             164,779                                     128,209

Stockholders equity                                164,779                                      68,581
                                                ----------                                    --------

Total liabilities and stockholder's equity      $1,399,787                                    $859,883
                                                ==========                                    ========

Net Interest income / net interest spread                        $25,151        3.27%                       $16,872           3.62%
                                                                 =======       =====                        =======          =====

Margin
Interest income / interest earning assets                                      9.01%                                          9.11%

Interest expense / interest earning assets                                     5.03%                                          4.74%
                                                                               ----                                          -----

Net interest margin                                                            3.97%                                          4.37%
                                                                               ====                                          =====

---------------
(1) Interest income for calculating yields includes $256 and $142 thousand of loan fees for the six months ended June 30, 1998 and 1997 respectively.

Results of Operations-Six Months

Net Interest Income

Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds, and it constitutes the Company's principal source of income. Net interest income increased to $25.2 million for the six months ended June 30, 1998 from $16.9 million for the same period in 1997, a 49.1 percent increase. The increase was due largely to an increase in average earning assets offset, to some extent, by a decrease in net interest margin. Average earning assets increased to $1,276.6 million for the six months ended June 30, 1998 from $767.8 million for the same period in 1997, a 66.3 percent increase. Average loans and acceptances discounted increased to $1,091.8 million for the six months ended June 30, 1998 from $610.5 million for the same period in 1997, a 78.8 percent increase, while average interest earning deposits with other banks decreased to $100.2 million for the six months ended June 30, 1998 from $109.5 million for the same period in 1997, an 8.5 percent decrease. The increase in loans was largely attributable to trade finance activities within the Region. Net interest margin decreased to
3.97 percent for the six months ended June 30, 1998 from 4.37 percent for the same period in 1997, a 40 basis point decrease. The primary reasons for this decrease were (i) loan yields relative to reference rates decreased in certain countries in the Region as a result of perceived economic stability and lower credit risk and (ii) transactions with larger customers and transactions with multi-national companies which command more competitive pricing, but in turn tend to be stronger in terms of credit quality.

Interest income increased to $57.0 million for the six months ended June 30, 1998 from $35.2 million for the same period in 1997, a 62.1 percent increase, reflecting an increase in loans in the Region, partially offset by a decrease in prevailing interest rates and a tightening of loan spreads in the Region as discussed above. Interest expense increased to $31.9 million for the six months ended June 30, 1998 from $18.3 million for the same period in 1997, a 74.3 percent increase, reflecting the additional deposits to fund asset growth. Average interest-bearing deposits increased to $1,120.7 million for the six months ended June 30, 1998 from $659.2 million for the same period in 1997, a
70.0 percent increase. The growth in deposits was primarily a result of the Company seeking additional deposits to fund asset growth. The Company's time deposits from banks also increased to $152.0 million for the six months ended June 30, 1998 from $117.4 million for the same period in 1997.

Provision for Credit Losses

The Company's provision for credit-losses increased to $4.1 million for the six months ended June 30, 1998 from $2.9 million for the same period in 1997, a 41.3 percent increase. Net loan charge-offs during the first six months of 1998 amounted to $991 thousand compared to $2.4 million for the year 1997. The allowance for credit losses was increased to $13.4 million at June 30, 1998 from $10.3 million for the end of the fiscal year 1997, a 30.0 percent increase. The increase was primarily a function of the growth in the Company's loan portfolio. The ratio of the allowance for credit losses to total loans was 1.13 percent at June 30, 1998 increasing from approximately 1.07 percent at December 31, 1997.

Non-Interest Income

Non-interest income increased to $7.9 million for the six months ended June 30, 1998 from $7.1 million for the same period in 1997, an 11.3 percent increase. Trade finance fees and commissions increased by $717 thousand due largely to increased facility fees and higher letter of credit volume during the first six months of 1998 compared to 1997. Structuring and syndication fees increased by $179 thousand as a result of various transactions which have been completed during the six month period. Customer service fees decreased by $110 thousand as a result of a decrease in fees charged on overdrafts and uncollected funds.

The following table sets forth details regarding the components of non-interest income for the periods indicated.

                               Non-Interest Income
                             (Dollars in thousands)


                                                                               For the Six Months Ended June 30,
                                                                  ---------------------------------------------------------
                                                                                      1997 to 1998
                                                                    1997            Percent Change                    1998
                                                                  ------            --------------                   ------
Trade finance fees and commissions                                $5,906                     12.1%                   $6,623
Structuring and syndication fees, net                                564                      31.7                      743
Customer service fees                                                421                     (26.1)                     311
Other                                                                249                       0.4                      250
                                                                  ------                     -----                   ------

Total non-interest income                                         $7,140                     11.0%                   $7,927
                                                                  ======                     =====                   ======


Operating Expenses

Operating expenses increased to $12.4 million for the six months ended June 30, 1998 from $10.9 million for the same period in 1997, a 13.8 percent increase. Employee compensation and benefits increased to $6.0 million for the six months ended June 30, 1998 from $5.5 million for the same period in 1997, a 9.1 percent increase. This was primarily due to an increase in the number of employees to 260 at June 30, 1998 from 240 for the same period in 1997. The increase in personnel has been primarily as a result of the new branches; Sarasota, West Palm Beach and San Juan, Puerto Rico; as well as additional personnel to support asset growth. Occupancy expenses increased to $2.1 million for the six months ended June 30, 1998 from $1.5 million for the same period in 1997. The increase in occupancy expenses is primarily a result of new branches and the expansion of the headquarters which is reflected in the first six months of 1998 and not in 1997.

Other expenses increased slightly to $3.6 million for the six months ended June 30, 1998 from $3.3 million for the same period in 1997. Directors fees decreased by 22.4 percent during the six months ended June 30, 1998. Insurance and examination fees (FDIC and OCC) increased to $191 thousand for the six months ended June 30, 1998 from $175 thousand for the same period in 1997. The Company's efficiency ratio improved to 37.3 percent for the six month period ended June 30, 1998 from 44.8 percent for the same period in 1997.

The following table sets forth details regarding the components of operating expenses for the periods indicated.

                               Operating Expenses
                             (Dollars in thousands)

                                                                               For the Six Months Ended June 30,
                                                                   --------------------------------------------------------
                                                                                      1997 to 1998
                                                                    1997            Percent Change                    1998
                                                                   ------           --------------                   -----
Employee compensation and benefits                                $ 5,529                     9.4%                  $ 6,048
Occupancy and equipment                                             1,478                     44.5                    2,136
Other operating expenses                                            3,272                     12.1                    3,668
Directors' fees                                                       424                    (22.4)                     329
Insurance and examination fees (FDIC and
      OCC)                                                            175                      9.1                      191
                                                                  -------                    -----                  -------

Total operating expenses                                          $10,878                    13.7%                  $12,372
                                                                  =======                    =====                  =======

YEAR 2000

The Company began the process in June 1996 of assessing and preparing its computer systems and applications to be functional on January 1, 2000. The Company has also been communicating with third parties which interface with the Company, such as customers, counter parties, payment systems, vendors and others, to determine whether they will be functional. The Company can give no guarantee that these parties will be converted on a timely basis. Management believes that the process of modifying all mission critical applications of the Company continues as planned and expects to have substantially all of the testing and changes completed by December 31, 1998. In addition, non mission critical applications are scheduled to have substantially all the testing and updates completed by June 30, 1999. The Company has incorporated year 2000 as part of its credit policy process and addresses the issues in each new loan and as part of its credit renewals.

Management believes that the total costs to be Year 2000 compliant are not material to its financial position or results or operations. Any purchased hardware or software in connection with this process will be capitalized in accordance with normal Company policy. Personnel and all other costs are being expensed as incurred.

The costs and dates on which the Company plans to complete the Year 2000 process are based on management's best estimates. However, there can be no guarantees that these estimates will be achieved and actual results could differ.

                           YIELDS EARNED AND RATE PAID

-----------------------------------------------------------------------------------------------------------------------------------

                                                       For The Quarter Ended                           For The Quarter Ended
                                                           June 30, 1998                             June 30, 1997
                                                -------------------------------------     -----------------------------------------

                                                 Average        Revenue/       Yield/        Average      Revenue/          Yield/
                                                 Balance         Expense        Rate         Balance      Expense            Rate
                                                ======================================    =========================================
Total Earning Assets

Loans:

 Commercial loans                               $1,003,498       $22,681 (1)    8.94%         $534,776      $12,702 (1)       9.40%
 Acceptances Discounted                            133,748         2,984        8.83%          105,831        2,624           9.81%
 Overdraft                                          10,986           491       17.67%            6,972          432          24.51%
 Mortgage loans                                     11,653           242        8.23%           10,793          228           8.36%
 Installment loans                                     315             7        9.19%              360            9           9.89%
                                                ----------       -------       -----          --------      -------          -----

Total Loans (1)                                  1,160,200        26,406        9.00%          658,732       15,995           9.61%

Time Deposit with Banks                             99,833         2,260        8.95%          127,121        2,738           8.52%
Investments                                         67,927         1,120        6.52%           42,255          637           5.96%
Federal funds sold                                  20,028           281        5.55%           14,877          206           5.48%
                                                ----------       -------       -----          --------      -------          -----

Total Investments and Time
  Deposit with Banks                               187,788         3,661        7.71%          184,253        3,581           7.69%

Total Interest Earning assets                    1,347,988       $30,066        8.82%          842,985      $19,576           9.19%
                                                                 -------       -----                        -------          -----

Total non interest earning assets                  114,949                                     101,056
                                                ----------                                    --------

Total Assets                                    $1,462,937                                    $944,041
                                                ==========                                    ========


Interest Bearing Liabilities

Deposits:

 Super NOW, NOW                                 $   15,074       $    66        1.74%         $ 15,940      $    74           1.84%

 Money Market                                       45,979           511        4.40%           43,556          513           4.66%
 Presidential Market                                 2,236            17        2.96%            2,793           20           2.83%
 Super Savings, Savings                              4,761            37        3.05%            4,144           33           3.15%
 Certificate of Deposits
   (including IRA)                                 969,388        14,172        5.78%          522,328        7,668           5.81%
 Time Deposits with Banks (IBF)                    151,925         2,039        5.31%          123,610        1,646           5.27%
 Other                                                 548             0        0.08%
                                                ----------       -------       -----          --------      -------          -----

Total Deposits                                   1,189,911        16,842        5.60%          712,371        9,954           5.53%

Federal Funds Purchased                              2,989            43        5.66%            4,125           59           5.66%
Other Borrowings                                     6,034           114        7.49%                0            0           0.00%
                                                ----------       -------       -----          --------      -------          -----

Total interest bearing liabilities              $1,198,934       $16,999        5.61%         $716,496      $10,013           5.53%
                                                ----------       -------       -----          --------      -------          -----

Non interest bearing liabilities

 Demand Deposits                                    66,284                                      63,561
 Other Liabilities                                  89,148                                      78,780
                                                ----------                                    --------

Total non interest bearing liabilities             155,432                                     142,341

Stockholders equity                                108,571                                      85,204
                                                ----------                                    --------

Total liabilities and stockholder's equity      $1,462,937                                    $944,041
                                                ==========                                    ========

Net Interest income / net interest spread                        $13,067        3.21%                       $ 9,563           3.66%
                                                                 =======       =====                        =======          =====

Margin
Interest income / interest earning assets                                      8.95%                                          9.19%

Interest expense / interest earning assets                                     5.06%                                          4.70%
                                                                               ----                                          -----

Net interest margin                                                            3.89%                                          4.49%
                                                                               ====                                          =====

---------------
(1) Interest income for calculating yields includes $225 and $85 thousand of loan fees for the quarters ended June 30, 1998 and 1997 respectively.

Results of Operation-Quarter

Net Interest Income

Net interest income increased to $13.1 million for the quarter ended June 30, 1998 from $9.6 million for the same period in 1997, a 36.5 percent increase. The increase was in average earning assets offset, to some extent, by a decrease in net interest margin. Average earning assets increased to $1,348 million for the quarter ended June 30, 1998 from $843 million for the same period in 1997, a
59.9 percent increase. Average loans and acceptances discounted increased to $1,160.2 million for the quarter ended June 30, 1998 from $658.7 million for the same period in 1997, a 76.1 percent increase. Average interest earning deposits with other banks decreased to $99.8 million for the quarter ended June 30, 1998 from $127.1 million for the same period in 1997, a 21.5 percent decrease. The increase in average loan and acceptances has been led by the growth in trade financing activities and the Company's ability to provide credit facilities through its higher legal lending limit. Net interest margin decreased to 3.89 percent for the quarter ended June 30, 1998 from 4.49 percent for the same period in 1997, a decrease of 60 basis points. The primary reasons for the decrease were (i) loan yields relative to reference rates decreased in certain countries in the Region as a result of perceived economic stability and lower credit risk; (ii) transactions with larger corporate customers which command more competitive pricing, and (iii) the margin at June 30, 1997 was positively impacted by the Initial Public Offering proceeds which were used for loan growth without incurring a liability funding cost.

Interest income increased to $30.1 million for the quarter ended June 30, 1998 from $19.6 million for the same period in 1997, a 53.6 percent increase. Interest expense increased to $17.0 million for the quarter ended June 30, 1998 from $10.0 million for the same period in 1997, a 70.0 percent increase. Average interest-bearing deposits increased to $1,189.9 million for the quarter ended June 30, 1998 from $712.4 for the same period in 1997, a 67.0 percent increase. The growth in deposits was primarily a result of the Company seeking deposits to fund asset growth. The Company's time deposits from banks also increased to $151.9 million for the quarter ended June 30, 1998 from $123.6 million for the same period in 1997.

Provision for Credit Losses

The Company's provision for credit-losses decreased to $1.8 million for the quarter ended June 30, 1998 from $2.2 million for the same period in 1997, a
18.2 percent decrease. Net loan charge-offs during the second quarter in 1998 amounted to $166 thousand compared to $1.1 million for second quarter 1997. The allowance for credit losses was increased to $13.4 million at June 30, 1998 from $10.3 million at the end of the fiscal year 1997, a 30.0 percent increase to provide for the increase in average loans. The ratio of the allowance for credit losses to total loans increased slightly to approximately 1.13 percent at June 30, 1998 from approximately 1.07 percent at December 31, 1997.

Non-Interest Income

Non-interest income remained consistent at $4.0 million for the quarters ended June 30, 1998 and 1997. The following table sets forth details regarding the components of non-interest income for the periods indicated.

                               Non-Interest Income
                             (Dollars in thousands)

                                                          For the Quarter Ended June 30,
                                                ------------------------------------------------
                                                                  1997 to 1998
                                                  1997          Percent Change              1998
                                                ------          --------------            ------
Trade finance fees and commissions              $3,148                    2.5%            $3,228
Capital market fees, net                           478                   (4.8)               455
Customer service fees                              165                    0.6                166
Other                                              180                  (36.7)               114
                                                ------                  ------            ------

Total non-interest income                       $3,971                  (0.2%)            $3,963
                                                ======                  ======            ======

Operating Expenses

Operating expenses increased to $6.4 million for the quarter ended June 30, 1998 from $5.6 million for the same period in 1997, a 14.3 percent increase. Employee compensation and benefits increased to $3.1 million for the quarter ended June 30, 1998 from $2.8 million for the same period in 1997, an 10.7 percent increase. This was primarily due to an increase in the number of employees to 260 at June 30, 1998 from 240 for the same period in 1997. This increase was due to additional personnel to support the growth in operations as well as salary increases for existing personnel. Occupancy expenses increased slightly to $1.1 million in the second quarter of 1998, a 34.1 percent increase when compared to the second quarter in 1997 as a result of new branches and the addition of new space to the corporate headquarters. Other expenses increased to $2.0 million for the quarter ended June 30, 1998 from $1.7 million for the same period in 1997 as a result of an increase in legal expenses and expenses related to an additional regional advisor in Latin America. The increase in legal expenses were the result of an increase in the number of litigation cases in the ordinary course of business as opposed to very few litigation cases in the comparable period in 1997.

The following table sets forth detail regarding the components of operating expenses for the periods indicated.

                               Operating Expenses
                             (Dollars in thousands)

                                                                  For the Quarter Ended June 30,
                                                        -------------------------------------------------
                                                                         1997 to 1998
                                                         1997          Percent Change               1998
                                                        ------         --------------              ------
Employee compensation and benefits                      $2,826                   8.0%              $3,052
Occupancy and equipment                                    796                   34.1               1,067
Other operating expenses                                 1,678                   21.0               2,030
Directors' fees                                            194                   (8.2)                178
Insurance and examination fees (FDIC and
  OCC)                                                      61                   80.0                 110
                                                        ------                  -----              ------

Total operating expenses                                $5,555                  15.9%              $6,437
                                                        ======                  =====              ======


Year 2000

The Company began the process in June 1996 of assessing and preparing its computer systems and applications to be functional on January 1, 2000. The Company has also been communicating with third parties which interface with the Company, such as customers, counter parties, payment systems, vendor and others, to determine whether they will be functional. The Company can give no guarantee that these parties will be converted on a timely basis. Management believes that the process of modifying all mission critical applications of the Company continues as planned and expects to have substantially all of the testing and changes completed by December 31, 1998. In addition, non mission critical applications are scheduled to have substantially all the testing and updates completed by June 30, 1999. The Company has incorporated year 2000 as part of its credit policy process and addresses the issues in each new loan and as part of its credit renewals.

Management believes that the total costs to be Year 2000 compliant are not material to its financial position or results or operations. Any purchased hardware or software in connection with this process will be capitalized in accordance with normal Company policy. Personnel and all other costs are being expensed as incurred.

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

                      HAMILTON BANCORP, INC. AND SUBSIDIARY

                        CALCULATION OF EARNINGS PER SHARE
                  (Dollars in thousands, except per share data)

EXHIBIT 1



                                               Three Months Ended                            Six Months Ended
                                                    June 30,                                      June 30,
                                         ---------------------------------             ----------------------------------
                                            1998                   1997                   1998                    1997
                                         ---------               ---------             ---------                ---------
Basic
Weighted average number of
  common shares outstanding              9,988,481               9,796,301             9,917,070                7,767,877

Net income                                  $5,554                  $3,741               $10,459                   $6,563

Basic earnings                               $0.56                   $0.38                 $1.05                    $0.84

Diluted:

Weighted average number of
  common shares outstanding              9,988,481               9,796,301             9,917,069                7,767,877

Common equivalent shares
  outstanding - options                    415,470                 383,148               362,200                  383,148
                                        ----------              ----------            ----------                ---------
Total common and common
  eqivalent shares outstanding          10,403,951              10,179,449            10,279,270                8,151,025

Net income                                  $5,554                  $3,741               $10,459                   $6,563

Diluted earnings per share                   $0.53                   $0.37                 $1.02                    $0.81


                                     PART II
                                OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds.

(d) As reported in Registrant's Form SR for the period ending June 25, 1997 relating to the use of proceeds from the sale of common stock pursuant to Registrant's Registration Statement No. 2-20960 effective March 25, 1997, US$8,600,000 of the proceeds were temporarily invested at that date. On June 24, 1998 US$5,000,000 were invested in equity stock of Hamilton Bank, N.A. The balance of such proceeds, US$3,600,000 remains temporarily invested in short term investments.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The Registrant's 1998 Annual Meeting of Shareholders was held on June 12, 1998.

(c) The two matters voted upon at the meeting were the election of the six nominees named in the proxy statement as directors of the Registrant and a proposal to approve the Registrant's 1998 Executive Incentive Compensation Plan. The holders of 7,997,933 (80.44%) of the outstanding Common Shares of the Registrant voted in person or by proxy at the meeting as follows (there were no broker non-votes at the meeting):

         Election of Directors:
                                               For                   Withheld
                                               ---                   --------
                  Maura A. Acosta           7,988,253                  9,680
                  William Alexander         7,988,253                  9,680
                  William Bickford          7,997,653                    280
                  Thomas F. Gaffney         7,997,653                    280
                  Eduardo A. Masferrer      7,988,253                  9,680
                  Virgilio E. Sosa, Jr.     7,997,653                    280

         Approval of the 1998 Executive Incentive Compensation Plan:

                  For                       Against           Withheld
                  ---                       -------           --------
               7,401,139                    596,454             340




Item 6
     Exhibits
     27        Financial Data Schedule (for SEC use only).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 1998           Hamilton Bancorp Inc.


                                 /s/ Eduardo A. Masferrer
                                -----------------------------------------------
                                Eduardo A. Masferrer,
                                Chairman, President and Chief Executive Officer


                                 /s/ Maria Ferrer-Diaz
                                -----------------------------------------------
                                Maria Ferrer-Diaz,
                                Senior Vice President - Finance and Principal Financial and Chief Accounting Officer