Form 10-Q
period 1998-09-30
HAMILTON BANCORP INC
filed 1998-11-16
CIK 894172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

                                   (Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended          September 30, 1998
                                              ----------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


 For the transition period from ___________________ to _________________________


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


                   3750 N.W. 87th Avenue, Miami, Florida 33178
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)



       Registrant's Telephone Number, Including Area Code   (305) 717-5500
                                                         -----------------------


--------------------------------------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.

Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                           Yes [ ]  No [ ]

ITEM 1
                             PART I. FINANCIAL INFORMATION

                         HAMILTON BANCORP INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CONDITION
                                    (In thousands)


                                                                                            September 30,      December 31,
                                                                                            -------------      -----------
                                                                                                 1998              1997
                                                                                             -----------       -----------
                                                                                             (Unaudited)        (Audited)

                                     ASSETS

CASH AND DEMAND DEPOSITS WITH OTHER BANKS                                                    $    23,967       $    29,434
FEDERAL FUNDS SOLD                                                                                73,000            62,000
                                                                                             -----------       -----------
      Total cash and cash equivalents                                                             96,967            91,434

INTEREST EARNING DEPOSITS WITH OTHER BANKS                                                       181,844           113,730
SECURITIES AVAILABLE FOR SALE                                                                     54,474            54,641
SECURITIES HELD TO MATURITY                                                                       15,351                 0
OTHER INVESTMENT, AT COST                                                                         15,000                 0
LOANS-NET                                                                                      1,202,013           952,431
DUE FROM CUSTOMERS ON BANKERS ACCEPTANCES                                                         60,192            95,312
DUE FROM CUSTOMERS ON DEFERRED PAYMENT LETTERS OF CREDIT                                           5,305             8,352
PROPERTY AND EQUIPMENT-NET                                                                         4,903             4,784
ACCRUED INTEREST RECEIVABLE                                                                       17,682            14,441
GOODWILL-NET                                                                                       1,877             2,008
OTHER ASSETS                                                                                       7,477             5,001
                                                                                             -----------       -----------
TOTAL                                                                                        $ 1,663,085       $ 1,342,134
                                                                                             ===========       ===========


                         LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                                                     $ 1,466,328       $ 1,135,047
OTHER BORROWINGS                                                                                   6,116                 0
BANKERS ACCEPTANCES OUTSTANDING                                                                   60,192            95,312
DEFERRED PAYMENT LETTERS OF CREDIT OUTSTANDING                                                     5,305             8,352
OTHER LIABILITIES                                                                                  9,122             5,096
                                                                                             -----------       -----------
     Total liabilities                                                                         1,547,063         1,243,807
                                                                                             -----------       -----------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 75,000,000 shares authorized, 10,050,062 shares issued and outstanding at September 30, 1998 and 9,827,949 shares issued
       and outstanding at December 31, 1997.                                                         100                98
     Capital surplus                                                                              58,314            56,266
     Retained earnings                                                                            58,160            42,016
     Net unrealized loss on securities available for sale, net of taxes                            (552)              (53)
                                                                                             -----------       -----------
     Total stockholders' equity                                                                  116,022            98,327
                                                                                             -----------       -----------
TOTAL                                                                                        $ 1,663,085       $ 1,342,134
                                                                                             ===========       ===========




See accompanying notes to consolidated financial statements.

                   HAMILTON BANCORP INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)


                                                             Three Months Ended September 30,  Nine Months Ended September 30,
                                                            ---------------------------------  -------------------------------
                                                               1998                 1997           1998              1997
                                                            -------------      --------------  ------------      ----------
                                                                        (Unaudited)                     (Unaudited)
INTEREST INCOME:
  Loans, including fees                                       $    27,828      $    18,841      $    77,640      $   48,027
  Deposits with other banks                                         3,146            2,242            7,684           6,863
  Securities                                                        1,164            1,127            3,295           2,058
  Federal funds sold                                                  312              357              844             791
                                                              -----------      -----------      -----------      ----------
    Total                                                          32,450           22,567           89,463          57,739
INTEREST EXPENSE:
  Deposits                                                         18,581           11,969           50,161          30,160
  Federal funds purchased and other borrowing                         148               64              431             173
                                                              -----------      -----------      -----------      ----------
     Total                                                         18,729           12,033           50,592          30,333
                                                              -----------      -----------      -----------      ----------
NET INTEREST INCOME                                                13,721           10,534           38,871          27,406
PROVISION FOR CREDIT LOSSES                                         3,040            2,050            7,121           4,989
                                                              -----------      -----------      -----------      ----------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT
  LOSSES                                                           10,681            8,484           31,750          22,417
NON-INTEREST INCOME:
  Trade finance fees and commissions                                3,513            3,149           10,136           9,055
  Structuring and syndication fees                                    563              808            1,306           1,372
  Customer service fees                                               132              146              443             567
  Other non-recurring income                                          802                0              802               0
  Other                                                                56               75              307             324
                                                              -----------      -----------      -----------      ----------
     Total                                                          5,066            4,178           12,994          11,318
                                                              -----------      -----------      -----------      ----------
OPERATING EXPENSES:
  Employee compensation and benefits                                3,033            3,267            9,080           8,796
  Occupancy and equipment                                             997              840            3,133           2,318
  Other                                                             2,729            1,338            6,919           5,209
                                                              -----------      -----------      -----------      ----------
     Total                                                          6,759            5,445           19,132          16,323
                                                              -----------      -----------      -----------      ----------

INCOME BEFORE PROVISION FOR INCOME TAXES                            8,988            7,217           25,612          17,412
PROVISION FOR INCOME TAXES                                          3,303            2,587            9,468           6,219
                                                              -----------      -----------      -----------      ----------

NET INCOME                                                    $     5,685      $     4,630      $    16,144      $   11,193
                                                              ===========      ===========      ===========      ==========
NET INCOME PER COMMON AND COMMON EQUIVALENT SHARES:
     BASIC                                                    $      0.57      $      0.47      $      1.62      $     1.32
                                                              ===========      ===========      ===========      ==========
     DILUTED                                                  $      0.54      $      0.45      $      1.56      $     1.27
                                                              ===========      ===========      ===========      ==========

AVERAGE WEIGHTED SHARES OUTSTANDING:
     BASIC                                                     10,046,377        9,827,949        9,960,679       8,462,114
                                                              ===========      ===========      ===========      ==========
     DILUTED                                                   10,477,637       10,199,105       10,336,199       8,833,270
                                                              ===========      ===========      ===========      ==========



See accompanying notes to consolidated financial statements.

                      HAMILTON BANCORP INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                            Net Unrealized
                                                      Common Stock                        Loss on Securities        Total
                                                 -------------------  Capital   Retained  Available for Sale    Stockholders'
                                                   Shares     Amount  Surplus   Earnings     Net of Taxes           Equity
                                                 ----------  -------  -------   --------  ------------------    -------------
Balance, December 31, 1997 (audited)              9,827,949  $    98  $56,266   $ 42,016           (53)          $  98,327

Issuance of 222,113 shares of common
   stock from exercise of options                   222,113        2    2,048                                        2,050

Net change in unrealized loss on
  securities available for sale, net of taxes
                                                                                                  (499)               (499)
Net income for the nine months ended
  September 30, 1998                                                              16,144                            16,144
                                                 ----------  -------  -------   --------          ----           ---------
Balance as of September 30, 1998 (unaudited)     10,050,062  $   100  $58,314   $ 58,160          (552)          $ 116,022
                                                 ==========  =======  =======   ========          ====           =========





See accompanying notes to consolidated financial statements.

                      HAMILTON BANCORP INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                                   For Nine Months Ended September 30,
                                                                                   -----------------------------------
                                                                                      1998            1997
                                                                                   ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                    $  16,144       $  11,193
       Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                                   837             760
         Write down on security available for sale                                       587               0
         Provision for credit losses                                                   7,121           4,989
         Deferred tax provision (benefit)                                                922          (1,248)
         Net loss on sale of other real estate owned                                      34               0
         Proceeds from the sale of bankers acceptances and
           loan participations, net of loan participations purchased                  62,334          48,808
       Increase in accrued interest receivable and other assets                       (6,536)         (3,529)
       Increase in other liabilities                                                   4,073           1,227
                                                                                   ---------       ---------
         Net cash provided by operating activities                                    85,516          62,200
                                                                                   ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Increases  in interest-earning deposits with other banks                        (68,114)        (10,418)
     Purchase of securities available for sale                                      (176,473)       (151,787)
     Purchase of securities held to maturity                                         (15,905)              0
     Purchase of other investment                                                    (15,000)              0
     Proceeds from sales and maturities of securities available for sale             175,770         119,494
     Increase in loans-net                                                          (319,037)       (380,668)
     Purchases of property and equipment-net                                            (794)         (1,622)
     Proceeds from sale of other real estate owned                                       122               0
                                                                                   ---------       ---------
         Net cash used in investing activities                                      (419,431)       (425,001)
                                                                                   ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in deposits-net                                                        331,282         337,706
     Proceeds from other borrowing                                                     6,116               0
     Net proceeds from exercise of common stock options                                2,050               0
     Net proceeds from initial public offering                                             0          38,886
     Cash dividend on preferred stock                                                      0            (319)
                                                                                   ---------       ---------
    Net cash provided by financing activities                                        339,448         376,273
                                                                                   ---------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              5,533          13,472
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                  91,434          33,106
                                                                                   ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                     $  96,967       $  46,578
                                                                                   =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the period                                                  $  47,537       $  28,915
  Income taxes paid during the period                                              $   7,027       $   5,977





See accompanying notes to consolidated financial statements.

                         HAMILTON BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

NOTE 1: BASIS OF PRESENTATION

The consolidated statements of condition for Hamilton Bancorp and Subsidiary (the "Company") as of September 30, 1998 and December 31, 1997, the related consolidated statements of income, stockholders' equity and the cash flows for the nine months ended September 30, 1998 and 1997 included in the Form 10Q have been prepared by the Company in conformity with the instructions to Form 10Q and
Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited except for the consolidated statement of condition as of December 31, 1997.

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

NOTE 3: NEW ACCOUNTING PRONOUNCEMENTS

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires companies to report, as comprehensive income all changes in equity during a period, except those resulting from investment by owners and distribution to owners. Comprehensive income totaled $15.6 million for the nine months ended September 30, 1998, which is comprised of net income of $16.1 million and net unrealized losses on securities available for sale of $499 thousand.

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

NOTE 4: OTHER BORROWINGS

Other borrowings consist of the following at September 30, 1998:

         7.13 percent loan secured by a foreign treasury bill in the amount of $4,600,000, interest and principal due at
         maturity (March 1999)                                                  $3,728
                                                                                ------

         8.04 percent loan secured by a foreign corporate security in the amount of $3,000,000, interest and principal due at
         maturity (March 1999)                                                   2,388
                                                                                ------

         Total                                                                  $6,116
                                                                                ======


ITEM 2.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

Hamilton Bancorp Inc. ("Bancorp") is a bank holding company which conducts operations principally through its 99.8 percent subsidiary, Hamilton Bank, N.A. (the "Bank" and, collectively with Bancorp, the "Company"). The Bank is a national bank which specializes in financing trade flows between domestic and international companies on a global basis, with particular emphasis on trade with and between South America, Central America, the Caribbean (collectively, the "Region") and the United States. The Bank has a network of seven FDIC-insured branches in Florida, with locations in Miami, Sarasota, Tampa, West Palm Beach and Winter Haven, and an FDIC-insured branch in San Juan, Puerto Rico.

FINANCIAL CONDITION - SEPTEMBER 30, 1998 VS. DECEMBER 31, 1997.

Total consolidated assets increased $321.0 million, or 23.9 percent, during the first nine months of 1998, which included an increase of $358.9 million in interest earning assets and a decrease of $37.9 million in non-interest earning assets. The increase in consolidated assets reflects increases of $249.6 million in loans-net and $68.1 million in interest-earning deposits with other banks. The growth in loans was led by trade finance activities, primarily in the region. These increases were funded by deposits from the branch network and retained earnings.

CASH, DEMAND DEPOSITS WITH OTHER BANKS AND FEDERAL FUNDS SOLD

Cash, demand deposits with other banks and federal funds sold are considered cash and cash equivalents. Balances of these items fluctuate daily depending on many factors which include or relate to the particular banks that are clearing funds, loan payoffs, deposit gathering and reserve requirements. Cash, demand deposits with other banks and federal funds sold were $97.0 million at September 30, 1998 compared to $91.4 million at December 31, 1997.

INVESTMENT SECURITIES AND INTEREST-EARNING DEPOSITS WITH OTHER BANKS

Interest-earning deposits with other banks increased to $181.8 million at September 30, 1998 from $113.7 million at December 31, 1997. These deposits are placed with correspondent banks in the Region, generally on a short term basis (less than 365 days), to increase yields and enhance relationships with the correspondent banks. The level of such deposits has grown as the overall assets of the Company have increased during the nine months ended September 30, 1998. The short term nature of these deposits allows the Company the flexibility to redeploy the assets into higher yielding loans which are largely related to the financing of trade.

Investment securities increased to $84.8 million at September 30, 1998 from $54.6 million at December 31, 1997. The increase has been primarily in U.S. government agency mortgage backed securities classified as held to maturity. These securities diversify the Company's portfolio, are eligible collateral for securing public funds and qualify as a Community Reinvestment Act investment. During the quarter the Company also invested $15 million in perpetual subordinated euronotes of multinational banks. These investments further diversify the portfolio and are eligible as collateral for overnight investments.

LOANS

The Company's loan portfolio increased by $250.6 million, or 26.0 percent, during the first nine months of 1998 in relation to the year ended December 31, 1997. This growth has been related largely to the Bank's trade finance activities in its traditional Latin American, Caribbean and United States markets. Trade activity continues to increase in the Region despite economic pressures from outside the Region, and the smaller markets continue to experience relatively stable political and economic situations. Commercial-domestic loans increased by $129.3 million and loans to banks and other financial institutions - foreign increased by $73.2 million. Details on the loans by type are shown in the table below. At September 30, 1998 approximately 30.2 percent of the Company's portfolio consisted of loans to domestic borrowers and 69.8 percent of the Company's portfolio consisted of loans to foreign borrowers. The Company's loan portfolio is relatively short-term, as approximately 64.7 and 75.1 percent of loans at September 30, 1998 were short-term loans with average maturities of less than 180 and less than 365 days, respectively. See "Interest Rate Sensitivity Report".

The following table sets forth the loans by type in the Company's loan portfolio at the dates indicated.

LOANS BY TYPE
(in thousands)


                                                     September 30, 1998             December 31, 1997
                                                     ------------------             -----------------
Domestic:

Commercial (1)                                            $  308,735                    $  179,435
Acceptances discounted                                        46,323                        45,153
Residential mortgages                                         11,558                        12,008
Installment                                                      334                           238
                                                          ----------                    ----------

Subtotal Domestic                                            366,950                       236,834
                                                          ----------                    ----------

Foreign:

Banks and other financial institutions                       425,078                       351,862
Commercial and industrial (1)                                335,321                       319,925
Acceptances discounted                                        87,090                        55,301
Government and official institutions                             922                           872
                                                          ----------                    ----------

Subtotal Foreign                                             848,411                       727,960
                                                          ----------                    ----------

Total Loans                                               $1,215,361                    $  964,794
                                                          ==========                    ==========




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

At September 30, 1998 approximately 33.68 percent in principal amount of the Company's loans were outstanding to borrowers in four countries other than the United States: Guatemala (12.1 percent), Ecuador (8.1 percent) Panama (8.3 percent) and Peru (5.2 percent).

LOANS BY COUNTRY
(Dollars in thousands)

                                     September 30, 1998               December 31, 1997
                               ----------------------------       ---------------------------
                                                Percent of                         Percent of
                                 Amount         Total Loans         Amount        Total Loans
                               ----------       -----------       ----------      -----------
Country

United States                     366,950          30.19%            236,834          24.55%

Argentina                          44,057           3.63%             58,477           6.06%

Bolivia                            38,071           3.13%             38,058           3.94%

Brazil                             59,520           4.90%             58,040           6.02%

Colombia                           34,832           2.87%             23,768           2.46%

Dominican Republic                 50,547           4.16%             40,161           4.16%

Ecuador                            98,155           8.08%             74,485           7.72%

El Salvador                        44,848           3.69%             40,306           4.18%

Guatemala                         146,981          12.09%             91,178           9.45%

Honduras                           53,587           4.41%             59,439           6.16%

Jamaica (1)                        21,397           1.76%                 --           0.00%

Panama                             99,143           8.16%             77,295           8.01%

Peru                               63,524           5.23%             68,094           7.06%

Russia (1)                             --           0.00%             17,500           1.81%

Venezuela (1)                          --           0.00%             16,299           1.69%

Other (2)                          93,749           7.70%             64,860           6.72%
                               ----------         ------          ----------         ------

Total                          $1,215,361         100.00%         $  964,794         100.00%
                               ==========         ======          ==========         ======



(1) These countries had loans in periods presented which did not exceed 1 percent of total assets.

(2) Other consists of loans to borrowers in countries in which loans did not exceed 1 percent of total assets.

At September 30, 1998 approximately 49.5 percent in cross-border outstandings were outstanding to borrowers in five countries other than the United States:
Guatemala (13.1 percent), Ecuador (12.3 percent), Panama (9.2 percent), Brazil (9.1 percent) and El Salvador (5.8 percent).

TOTAL CROSS-BORDER OUTSTANDINGS BY COUNTRY
(Dollars in millions)

                             September 30, 1998               December 31, 1997
                             ------------------               -----------------
                                     % of Total                      % of Total
                                       Assets                          Assets

Argentina                       $63         3.8%                 $69        5.2%
Bolivia                          37         2.2%                  44        3.3%
Brazil                          100         6.0%                  85        6.3%
B.W. Indies                      19         1.1%                  11        0.8%
Colombia                         35         2.1%                  24        1.8%
Costa Rica (1)                   13         0.8%                  --        0.0%
Dominican Republic               51         3.1%                  39        2.9%
Ecuador                         135         8.1%                  90        6.7%
El Salvador                      64         3.8%                  46        3.4%
Guatemala                       143         8.6%                  92        6.9%
Honduras                         61         3.7%                  52        3.9%
Jamaica                          43         2.6%                  32        2.4%
Nicaragua (1)                    --         0.0%                  12        0.9%
Other Europe (1)                 32         1.9%                  --        0.0%
Panama                          101         6.1%                  72        5.4%
Peru                             59         3.5%                  74        5.5%
Russia (1)                       --         0.0%                  17        1.3%
Suriname (1)                     24         1.4%                  --        0.0%
Venezuela (1)                    29         1.7%                  --        0.0%
Other (2)                        91         5.3%                  39        2.8%
                           --------------------            --------------------
Total                      $  1,100        66.1%           $     798       59.5%
                           ====================            ====================





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

CONTINGENCIES - COMMERCIAL LETTERS OF CREDIT
(in thousands)

                                           Nine Months Ended September 30,                      Year Ended
                                  --------------------------------------------------      ----------------------
                                           1998                        1997                  December 31, 1997
                                  ----------------------      ----------------------      ----------------------
                                     Total       Monthly       Total        Monthly         Total        Monthly
                                    Volume       Volume        Volume        Volume        Volume        Volume
                                  --------      --------      --------      --------      --------      --------
Export Letters of Credit (1)      $306,390      $ 34,043      $292,504      $ 39,045      $424,748      $ 35,396
Import Letters of Credit (1)       270,761        30,085       294,000        25,431       394,758        32,897
                                  ----------------------      ----------------------      ----------------------

Total                             $577,151      $ 64,128      $586,504      $ 64,476      $819,506      $ 68,293
                                  ======================      ======================      ======================



(1) Represents certain contingent liabilities not reflected on the Company's balance sheet.

The following table sets forth the distribution of the Company's contingent liabilities by country of the applicant and issuing bank for import and export letters of credit, respectively. As shown by the table, contingent liabilities decreased by 22.4 percent from December 31, 1997 to September 30, 1998. Individual fluctuations reflect relative changes in the flow of trade or instruments used in financing such trade.

CONTINGENT LIABILITIES (1)
(in thousands)


                                         September 30, 1998         December 31, 1997
                                         ------------------         -----------------
Argentina (2)                                $  2,632                          --

Aruba (2)                                       2,032                          --

Bolivia                                         4,087                    $  3,883

Brazil (2)                                         --                       4,123

Colombia (2)                                       --                       3,936

Costa Rica                                      3,430                       3,168

Dominican Republic                              8,018                       4,759

Ecuador                                         8,168                      17,839

El Salvador                                     3,858                       3,837

Guatemala                                      33,852                      11,577

Guyana (2)                                      5,260                          --

Haiti (2)                                          --                       7,857

Honduras                                        5,889                       5,550

Nicaragua (2)                                      --                       3,386

Panama                                          7,421                      12,439

Paraguay                                        1,847                       2,395

Peru (2)                                           --                       5,566

Switzerland (2)                                 1,588                          --

United States                                  56,599                      94,629

Other (3)                                       8,961                      13,139
                                             --------                    --------

Total                                        $153,642                    $198,083
                                             ========                    ========






(1) Includes export and import letters of credit, standby letters of credit and letters of indemnity.
(2) These countries had contingencies which represented less than 1 percent of the Company's total contingencies at periods presented in the above dates.
(3) Other includes those countries in which contingencies represent less than 1 percent of the Company's total contingencies at each of the above dates.

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

Determining the appropriate level of the allowance for credit losses requires management's judgment, including application of the factors described above to assumptions and estimates made in the context of changing political and economic conditions in many of the countries of the Region. Accordingly, there can be no assurance that the Company's current allowance for credit losses will prove to be adequate in light of future events and developments. At September 30, 1998 the allowance for credit losses was approximately $10.3 million.

The following table provides certain information with respect to the Company's allowance for credit losses, provision for credit losses, charge-off and recovery activity for the periods shown.

CREDIT LOSS EXPERIENCE
(in thousands)


                                                                    Nine Months Ended                  Year Ended
                                                                   September 30, 1998                December 31,1997
                                                                        -----------                      -----------
Balance of allowance for credit losses at beginning
of period                                                              $    10,317                      $     5,725
Charge-offs:
Domestic:
   Commercial                                                               (3,442)                          (1,693)

   Acceptances                                                                  --                               --
   Residential                                                                  --                               --
   Installment                                                                  --                               (3)
                                                                       -----------                      -----------
 Total Domestic                                                             (3,442)                          (1,696)
Foreign:
   Government and official institutions                                         --                               --
   Banks and other financial institutions                                   (3,901)                            (896)
   Commercial and industrial                                                    --                               --
   Acceptances discounted                                                       --                               --
                                                                       -----------                      -----------
 Total Foreign                                                              (3,901)                            (896)
Total charge-offs                                                           (7,343)                          (2,592)
                                                                       -----------                      -----------
Recoveries:
Domestic:
   Commercial                                                                   13                              203
   Acceptances                                                                  --                               --
   Residential                                                                  --                               --
   Installment                                                                  --                                1
Foreign:
   Banks and other financial institutions                                      200                               --
                                                                       -----------                      -----------
 Total recoveries                                                              213                              204
                                                                       -----------                      -----------
Net (charge-offs) recoveries                                                (7,130)                          (2,388)
Provision for credit losses                                                  7,121                            6,980
                                                                       ===========                      ===========
Balance at end of the period                                           $    10,308                      $    10,317
                                                                       ===========                      ===========
Average loans                                                          $ 1,135,602                      $   735,735
Total loans                                                            $ 1,215,361                      $   964,794
Net charge-offs to average loans                                              0.63%                            0.32%
Allowance to total loans                                                      0.85%                            1.07%


The following tables set forth an analysis of the allocation of the allowance for credit losses by category of loans and the allowance for credit losses allocated to foreign loans. The allowance is established to cover potential losses inherent in the portfolio as a whole or is available to cover potential losses on any of the Company's loans.

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES
(in thousands)

                                                                       As of                        As of
                                                                September 30, 1998            December 31, 1997
                                                                ------------------            -----------------
Allocation of the allowance by category of loans:
Domestic:
   Commercial                                                        $   2,612                     $   1,896
   Acceptances                                                             345                           315
   Residential                                                              10                            59
   Installment                                                               3                             3
   Overdraft                                                               110                           154
                                                                     ---------                     ---------
       Total domestic                                                    3,080                         2,427
Foreign:
   Government and official institutions                                      8                            --
   Banks and other financial institutions                                3,597                         3,854
   Commercial and industrial                                             2,838                         3,442
   Acceptances discounted                                                  785                           594
                                                                     ---------                     ---------
      Total foreign                                                      7,228                         7,890
Total                                                                $  10,308                     $  10,317
                                                                     =========                     =========
Percent of loans in each category to total loans:
Domestic:
   Commercial                                                             24.5%                         18.0%
   Acceptances                                                             3.8%                          4.7%
   Residential                                                             1.0%                          1.2%
   Installment                                                             0.0%                          0.0%
   Overdraft                                                               0.9%                          0.6%
                                                                     ---------                     ---------
      Total domestic                                                      30.2%                         24.5%
Foreign:
   Banks and other financial institutions                                 35.0%                         36.5%
   Commercial and industrial                                              27.6%                         33.2%
   Acceptances discounted                                                  7.2%                          5.7%
   Government and official Institutions                                    0.0%                          0.1%
                                                                     ---------                     ---------
      Total foreign                                                       69.8%                         75.5%
Total                                                                    100.0%                        100.0%
                                                                     =========                     =========



ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES ALLOCATED TO FOREIGN LOANS
(in thousands)

                                         September 30, 1998            December 31, 1997
                                         ------------------            -----------------
Balance, beginning of year                     $ 7,890                     $ 3,481
Provision for credit losses
                                                 3,039                       5,302
Net charge-offs
                                                (3,701)                       (893)
                                               -------                     -------

Balance, end of period                         $ 7,228                     $ 7,890
                                               =======                     =======



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

NONPERFORMING LOANS
(in thousands)

                                                            September 30, 1998           December 31, 1997
                                                            ------------------           -----------------
Domestic:
   Non accrual                                                     $2,198                     $3,100
   Past due over 90 days and accruing                                  --                         --
                                                                   ------                     ------
      Total domestic nonperforming loans                            2,198                      3,100
                                                                   ------                     ------

Foreign
   Non accrual                                                      4,262                      2,949
   Past due over 90 days and accruing                                  --                         --
                                                                   ------                     ------
      Total foreign nonperforming loans                             4,262                      2,949
                                                                   ------                     ------

Total nonperforming loans                                          $6,460                     $6,049
                                                                   ======                     ======

Total nonperforming loans to total loans                             0.53%                      0.64%
Total nonperforming assets to total assets                           0.39%                      0.48%



At December 31, 1997, and September 30, 1998 the Company had no nonaccruing investment securities.

DUE FROM CUSTOMERS ON BANKERS' ACCEPTANCES AND DEFERRED PAYMENT LETTERS OF
CREDIT.

Due from customers on bankers' acceptances and deferred payment letters of credit were $60.1 million and $5.3 million, respectively, at September 30, 1998 compared to $95.3 million and $8.4 million, respectively, at December 31, 1997. These assets represent a customers liability to the Company while the Company's corresponding liability to third parties is reflected on the balance sheet as "Bankers Acceptances Outstanding" and "Deferred Payment Letters of Credit Outstanding".

DEPOSITS

The primary sources of the Company's domestic time deposits are its eight Bank branches located in Florida and Puerto Rico. In pricing its deposits, the Company analyzes the market carefully, attempting to price its deposits competitively with the larger financial institutions in the area.

Total deposits were $1,466.3 million at September 30, 1998 compared to $1,135.0 million at December 31, 1997. Average interest bearing deposits increased by
51.3 percent to $1,177.6 million as of September 30, 1998 from $778.2 million as of December 31, 1997. Average deposit information can be found in the yields earned and rates paid schedule incorporated herein. The increase in deposits during the nine month period was largely in certificates of deposits over $100,000 which increased by $226.9 million. In addition, certificates of deposit under $100,000 increased by $154.5 million.

BORROWINGS

The Company entered into two transactions in which foreign debt securities were purchased using proceeds from the other borrowings described in Note 4 to the Consolidated Financial Statements. The securities collaterlize the borrowings. The borrowings and the related securities mature at the same time.

The following table indicates the maturities and amounts of certificates of deposit and other time deposits issued in denominations of $100,000 or more as of September 30, 1998:

MATURITIES OF AND AMOUNTS OF CERTIFICATES OF DEPOSITS AND OTHER TIME DEPOSITS $100,000 OR MORE
(in thousands)


                                        Certificates                  Other Time
                                         of Deposits                   Deposits
                                       $100,000 or More            $100,000 or More                   Total
                                       ----------------            ----------------                 --------
Three months or less                        $187,701                    $ 70,718                    $258,419
Over 3 through 6 months                      151,180                          --                     151,180
Over 6 through 12 months                     175,949                          --                     175,949
Over 12 months                                60,701                          --                      60,701
                                            --------                    --------                    --------

Total                                       $575,531                    $ 70,718                    $646,249
                                            ========                    ========                    ========


STOCKHOLDERS' EQUITY

The Company's stockholders' equity at September 30, 1998 was $116.0 million compared to $98.3 million at December 31, 1997. During this period stockholders equity increased by $17.7 million due to the retention of net income of $16.1 million as well as approximately $2.0 million from the exercise of stock options.

INTEREST RATE SENSITIVITY

The following table presents the projected maturities or interest rate adjustments of the Company's earning assets and interest-bearing funding sources based upon the contractual maturities or adjustment dates at September 30, 1998. The interest-earning assets and interest-bearing liabilities of the Company and the related interest rate sensitivity gap given in the following table may not be reflective of positions in subsequent periods.

                        INTEREST RATE SENSITIVITY REPORT
                             (Dollars in thousands)



                                                                                   September 30, 1998
                                              ----------------------------------------------------------------------------------
                                               0 to 30     31 to 90   91 to 180  181 to 365     1 to 5     Over 5
                                                Days         Days       Days        Days         Years      Years       Total
                                              ---------   ---------   ---------  ---------    ---------  ---------   -----------

Earning Assets:
   Loans                                      $ 245,880   $ 261,385   $ 278,631  $ 126,681    $ 267,000  $  35,784   $ 1,215,361


   Federal funds sold                            73,000                                                                   73,000

   Investment securities                         14,965       7,057      23,363        599        5,426     33,414        84,824

   Interest earning deposits with
     other banks                                 50,354      41,753      34,805     54,932            -                  181,844
                                              ----------------------------------------------------------------------------------

Total                                           384,199     310,195     336,799    182,212      272,426     69,198     1,555,029
                                              ----------------------------------------------------------------------------------

Funding Sources:
   Savings and transaction deposits              48,224      23,243                                                       71,467

   Certificates of deposits of $100 or more      69,055     118,646     151,180    175,949       60,701         --       575,531

   Certificates of deposits under $100           47,065     100,886     131,978    328,712       20,970         90       629,701

   Other time deposits                           62,622       8,121          80                                           70,823

   Funds overnight                               49,450                                                                   49,450

   Other Borrowing                                                                   6,116                                 6,116
                                              ----------------------------------------------------------------------------------

Total                                         $ 276,416   $ 250,896   $ 283,238  $ 510,777     $  81,671  $     90   $ 1,403,088
                                              =========   =========   =========  =========     =========  ========   ===========

Interest sensitivity gap                      $ 107,783   $  59,299   $  53,561  $(328,565)    $ 190,755  $ 69,108   $   151,941
                                              =========   =========   =========  =========     =========  ========   ===========

Cumulative gap                                $ 107,783   $ 167,082   $ 220,643  $(107,922)     $ 82,833  $151,941
                                              =========   =========   =========  =========     =========  ========
Cumulative gap as a percentage
   of total earning assets                        6.93%      10.74%      14.19%      (6.94)%        5.33%     9.77%
                                              =========   =========   =========  =========     =========  ========



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

Historically, the Company has increased its level of deposits to allow for its planned asset growth. Customer deposits have increased through the branch network, as well as deposits related to trade activity. The level of deposits are influenced by general interest rates, economic conditions and competition, among other things.

The majority of the Company's deposits are short-term and closely match the short-term nature of the Company's assets. See "Interest Rate Sensitivity Report." At September 30, 1998 interest-earning assets maturing within six months were $1,031.2 million, representing 66.3 percent of total earning assets and earning assets maturing within one year were $1,213.4 million or 78.0 percent of total earning assets. The interest bearing liabilities maturing within six months were $810.6 million or 57.8 percent of total interest bearing liabilities and maturing within one year were $1,321.4 million or 94.2 percent of the total a the end of the nine month period.

The short-term nature of the loan portfolio and the fact that a portion of the loan portfolio consists of bankers' acceptances provides additional liquidity to the Company. Liquid assets at September 30, 1998 were $298.3 million, 17.9 percent of total assets, and consisted of cash and cash equivalents, due from banks-time and foreign treasury bills. At September 30, 1998 the Company had been advised of $107.5 million in available interbank funding.

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

BANCORP CAPITAL RATIOS
(Dollars in thousands)

                                September 30, 1998        December 31, 1997
                               --------------------     --------------------
                                Amount        Ratio      Amount        Ratio
                               --------       -----     --------       -----
Tier 1 risk-weighted
Capital:
   Actual                      $115,194        11.3%    $ 96,405        12.4%
   Minimum                       40,823         4.0%      31,027         4.0%

Total risk-weighted
Capital:
   Actual                       125,502        12.3%     106,093        13.7%
   Minimum                       81,646         8.0%      62,053         8.0%

Leverage:
   Actual                       115,194         7.4%      96,405         7.9%
   Minimum                       62,619         4.0%      36,858         3.0%



BANK CAPITAL RATIOS
(Dollars in thousands)

                                                   September 30, 1998         December 31, 1997
                                                   --------------------     --------------------
                                                   Amount         Ratio      Amount         Ratio
                                                   --------        ----     --------        ----
Tier 1 risk-weighted capital:
   Actual                                          $106,060        10.4%    $ 86,551        11.2%
   Minimum to be well capitalized                    61,136         6.0%      46,438         6.0%
   Minimum to be adequately capitalized              40,757         4.0%      30,959         4.0%

Total risk-weighted capital:
   Actual                                           116,368        11.4%      96,217        12.4%
   Minimum to be well capitalized                   101,893        10.0%      77,396        10.0%
   Minimum to be adequately capitalized              81,514         8.0%      61,917         8.0%

Leverage:
  Actual                                            106,060         6.8%      86,551         7.1%
   Minimum to be well capitalized                    77,854         5.0%      60,982         5.0%
   Minimum to be adequately capitalized              62,283         4.0%      48,785         4.0%




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

Market risk is managed by the Asset Liability Committee which formulates and monitors the performance of the Company based on established levels of market risk as dictated by policy. In setting the tolerance levels of market risk, the Committee considers the impact on both earnings and capital, based on potential changes in the outlook in market rates, global and regional economies, liquidity, business strategies and other factors.

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

Interest Rate Sensitivity Report as of September 30, 1998 shows that interest bearing liabilities maturing or repricing within one year exceed interest earning assets by $108 million. The Company monitors that the assets and liabilities are closely matched to minimize interest rate risk. On September 30, 1998 the interest rate risk position of the Company was not significant since the impact of a 100 basis point rise or fall of interest rates over the next 12 months is estimated at 4.4 percent of net income.

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

RESULTS OF OPERATIONS-NINE MONTHS

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds, and it constitutes the Company's principal source of income. Net interest income increased to $38.9 million for the nine months ended September 30, 1998 from $27.4 million for the same period in 1997, a 41.8 percent increase. The increase was due largely to an increase in average earning assets offset, to some extent, by a decrease in net interest margin. Average earning assets increased to $1,336.6 million for the nine months ended September 30, 1998 from $837.5 million for the same period in 1997, a 59.6 percent increase. Average loans and acceptances discounted increased to $1,135.6 million for the nine months ended September 30, 1998 from $669.9 million for the same period in 1997, a 69.5 percent increase. Average interest earning deposits with other banks decreased to $113.9 million for the nine months ended September 30, 1998 from $106.3 million for the same period in 1997, a 7.2 percent increase. The increase in loans was largely attributable to trade finance activities within the Region. Net interest margin decreased to 3.9 percent for the nine months ended September 30, 1998 from 4.3 percent for the same period in 1997, a 40 basis point decrease. The primary reasons for this decrease were (i) loan yields relative to reference rates decreased in certain countries in the Region as a result of the general liquidity in the region during the period and (ii) transactions with larger customers and transactions with multi-national companies which command more competitive pricing, but in turn tend to be stronger in terms of credit quality.

Interest income increased to $89.5 million for the nine months ended September 30, 1998 from $57.7 million for the same period in 1997, a 55.1 percent increase, reflecting an increase in loans in the Region, partially offset by a decrease in prevailing interest rates and a tightening of loan spreads in the Region as discussed above. Interest expense increased to $50.6 million for the nine months ended September 30, 1998 from $30.3 million for the same period in 1997, a 66.8 percent increase, reflecting the additional deposits to fund asset growth. Average interest-bearing deposits increased to $1,177.6 million for the nine months ended September 30, 1998 from $721.5 million for the same period in 1997, a 67.0 percent increase. The growth in deposits was primarily a result of the Company seeking additional deposits to fund asset growth. The Company's time deposits from banks also increased to $140.1 million for the nine months ended September 30, 1998 from $121.3 million for the same period in 1997.

                           YIELDS EARNED AND RATE PAID



                                                   FOR THE NINE MONTHS ENDED                   FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30, 1998                         SEPTEMBER 30, 1997
                                              ------------------------------------------    ---------------------------------------
                                                  AVERAGE        REVENUE/         YIELD/    AVERAGE       REVENUE/          YIELD/
                                                  BALANCE        EXPENSE          RATE      BALANCE       EXPENSE            RATE
                                              ------------------------------------------    ---------------------------------------
TOTAL EARNING ASSETS
LOANS:
    Commercial loans                              $983,953       $66,402 (1)      8.90%     $544,636      $38,474 (1)        9.32%
    Acceptances Discounted                         127,602         8,952          9.25%      107,663        7,913            9.69%
    Overdraft                                       12,057         1,548         16.93%        6,358          923           19.14%
    Mortgage loans                                  11,707           720          8.10%       10,898          692            8.37%
    Installment loans                                  282            20          9.13%          347           25            9.50%
                                              ------------------------------------------    ---------------------------------------
TOTAL LOANS (1)                                  1,135,602        77,640          9.02%      669,902       48,027            9.45%

Time Deposit with Banks                            113,929         7,684          8.89%      106,318        6,863            8.51%
Investments                                         66,861         3,295          6.50%       42,191        2,058            6.43%
Federal funds sold                                  20,172           844          5.52%       19,132          791            5.45%
                                              ------------------------------------------    ---------------------------------------
     Total Investments and Time Deposit with
       Banks                                       200,962        11,823          7.76%      167,641        9,712            7.64%
Total Interest Earning assets                    1,336,564        89,463          8.83%      837,543       57,739            9.09%
                                                           -----------------------------             ------------------------------
Total non interest earning assets                  119,059                                    95,480
                                              -------------                                 ---------

TOTAL ASSETS                                    $1,455,622                                  $933,023
                                              =============                                 =========
INTEREST BEARING LIABILITIES
DEPOSITS:
    Super NOW, NOW                                 $15,399           206          1.76%      $15,635          226            1.91%
    Money Market                                    46,119         1,626          4.65%       44,339        1,554            4.62%
    Presidential Market                              2,440            52          2.83%        3,341           72            2.84%
    Super Savings, Savings                           4,842           112          3.05%        4,402          104            3.12%
    Certificate of Deposits (including IRA)        967,504        42,323          5.77%      532,465       23,379            5.79%
    Time Deposits with Banks (IBF)                 140,134         5,800          5.46%      121,283        4,823            5.24%
    Other                                            1,180            41          4.58%           61            1            2.16%
                                              ------------------------------------------    ---------------------------------------
TOTAL DEPOSITS                                   1,177,618        50,160          5.62%      721,526       30,159            5.51%
Federal Funds Purchased                              4,577           197          5.69%        4,062          173            5.62%
Other Borrowings                                     4,116           234          7.49%            0            0            0.00%
                                              ------------------------------------------    ---------------------------------------
Total interest bearing liabilities               1,186,312        50,592          5.62%      725,588       30,332            5.51%
                                              ------------------------------------------    ---------------------------------------
Non interest bearing liabilities
    Demand Deposits                                 69,545                                    60,992
    Other Liabilities                               91,284                                    70,798
                                              -------------                                 ---------
Total non interest bearing liabilities             160,829                                   131,790
Stockholders equity                                108,482                                    68,760
                                              -------------                                 ---------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY      $1,455,622                                  $926,138
                                              =============                                 =========
NET INTEREST INCOME / NET INTEREST SPREAD                        $38,871          3.20%                   $27,407            3.58%
                                                           ==============     ==========             =============     ============
MARGIN
INTEREST INCOME / INTEREST EARNING ASSETS                                         8.95%                                      9.09%

INTEREST EXPENSE / INTEREST EARNING ASSETS                                        5.06%                                      4.78%
                                                                              ----------                               ------------

    NET INTEREST MARGIN                                                           3.89%                                      4.32%
                                                                              ==========                               ============




(1) Interest income for calculating yields includes $290 and $219 thousand of loan fees for the nine months ended September 30, 1998 and 1997 respectively.

PROVISION FOR CREDIT LOSSES

The Company's provision for credit losses increased to $7.1 million for the nine months ended September 30, 1998 from $5.0 million for the same period in 1997, a 42 percent increase. Net loan charge-offs during the first nine months of 1998 amounted to $7.1 million compared to $1.6 million for the same period in 1997. The allowance for credit losses remained consistent at to $10.3 million at September 30, 1998 and at the end of the fiscal year 1997. The ratio of the allowance for credit losses to total loans was .85 percent at September 30, 1998 decreasing from approximately 1.07 percent at December 31, 1997. This decrease in the ratio was deemed appropriate by management in light of the decrease in non performing loans relative to total loans which decreased from
 .64% at December 31, 1997 to .53% at September 30, 1998.

NON-INTEREST INCOME

Non-interest income increased to $13.0 million for the nine months ended September 30, 1998 from $11.3 million for the same period in 1997, a 15.0 percent increase. Trade finance fees and commissions increased by $1.1 million due largely to increased facility fees. Customer service fees decreased by $124 thousand due to a decrease in fees charged on overdrafts and uncollected funds resulting from a decrease in average balances. In addition, non-interest income included a refund of state income taxes of prior years of $802 thousand including interest which resulted from an examination of those years.

The following table sets forth details regarding the components of non-interest income for the periods indicated.

NON-INTEREST INCOME
(Dollars in thousands)


                                       For the Nine Months Ended September 30,
                                       ---------------------------------------
                                                    1997 to 1998
                                           1997    Percent Change    1998
                                         -------   --------------  -------
Trade finance fees and commissions       $ 9,055         11.9%     $10,136

Structuring and syndication fees, net      1,372        -4.8%        1,306

Customer service fees                        567       -21.9%          443

Other non-recurring                           --       100.0%          802

Other                                        324        -5.2%          307
                                         -------        ----       -------
Total non-interest income                $11,318        14.8%      $12,994
                                         =======        ====       =======


OPERATING EXPENSES

Operating expenses increased to $19.1 million for the nine months ended September 30, 1998 from $16.3 million for the same period in 1997, a 17.2 percent increase. The majority of this increase was in occupancy expenses which increased to $3.1 million for the nine months ended September 30, 1998 from $2.3 million for the same period in 1997. The increase in occupancy expenses is primarily a result of new branches and the expansion of the headquarters which is reflected in the first nine months of 1998 and not in 1997. Other expenses increased to $6.9 million for the nine months ended September 30, 1998 from $5.2 million for the same period in 1997. This increase was largely due to increased legal expenses. The increase in legal expenses was the result of an increase in the number of litigation cases in the ordinary course of business during the period. Also included in Other operating expenses is a write down of $587 thousand taken on a mutual fund investment classified as available for sale which was deemed to be other than temporary. The Company's efficiency ratio improved to 36 percent for the nine month period ended September 30, 1998 from 42 percent for the same period in 1997.

The following table sets forth details regarding the components of operating expenses for the periods indicated.

OPERATING EXPENSES
(Dollars in thousands)


                                      For the Nine Months Ended September 30,
                                      --------------------------------------
                                                    1997 to 1998
                                          1997     Percent Change     1998
                                        -------    --------------   -------
Employee compensation and benefits      $ 8,796          3.2%       $ 9,080
Occupancy and equipment                   2,318         35.2%         3,133
Other operating expenses                  5,209         32.8%         6,919
                                        -------         ----        -------

Total operating expenses                $16,323         17.2%       $19,132
                                        =======         ====        =======



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

                           YIELDS EARNED AND RATE PAID


                                                       FOR THE QUARTER ENDED                      FOR THE QUARTER ENDED
                                                          SEPTEMBER 30, 1998                        SEPTEMBER 30, 1997
                                            ------------------------------------------   -----------------------------------------
                                            AVERAGE         REVENUE/         YIELD/      AVERAGE         REVENUE/        YIELD/
                                            BALANCE          EXPENSE          RATE       BALANCE         EXPENSE          RATE
                                            ------------------------------------------  ------------------------------------------
TOTAL EARNING ASSETS
LOANS:
    Commercial loans                           $1,063,958       $23,902 (1)     8.79%         $652,637      $15,472 (1)     9.28%
    Acceptances Discounted                        132,374         3,131         9.26%          114,567        2,814         9.61%
    Overdraft                                      13,535           553        15.99%            8,011          312        15.24%
    Mortgage loans                                 11,550           234         7.93%           11,169          238         8.34%
    Installment loans                                 299             7         9.09%              248            6         9.47%
                                            ------------------------------------------  ------------------------------------------
TOTAL LOANS (1)                                 1,221,718        27,828         8.91%          786,632       18,842         9.37%
Time Deposit with Banks                           140,890         3,146         8.74%          100,320        2,242         8.75%
Investments                                        70,006         1,164         6.51%           62,399        1,126         7.06%
Federal funds sold                                 21,971           312         5.56%           25,226          357         5.54%
                                            ------------------------------------------  ------------------------------------------
     Total Investments and Time Deposit
       with Banks                                 232,866         4,622         7.77%          187,945        3,725         7.76%
Total Interest Earning assets                   1,454,584        32,450         8.73%          974,577       22,567         9.06%
                                                          ----------------------------                 ---------------------------
Total non interest earning assets                 110,889                                      102,612
                                            -------------                               --------------

TOTAL ASSETS                                   $1,565,473                                   $1,077,189
                                            =============                               ==============

INTEREST BEARING LIABILITIES
DEPOSITS:
    Super NOW, NOW                                $15,182            66         1.71%          $15,448           65         1.65%
    Money Market                                   48,232           611         4.95%           45,334          525         4.53%
    Presidential Money Market                       1,793            14         3.07%            3,694           27         2.86%
    Super Savings, Savings                          5,080            40         3.06%            4,499           37         3.22%
    Certificate of Deposits (including IRA)     1,100,236        16,099         5.73%          636,725        9,550         5.87%
    Time Deposits with Banks (IBF)                117,603         1,730         5.76%          129,580        1,765         5.33%
     Other                                          1,461            21         5.65%               59            0         0.00%
                                            ------------------------------------------  ------------------------------------------
TOTAL DEPOSITS                                  1,289,587        18,581         5.64%          835,339       11,969         5.61%
Federal Funds Purchased                             2,098            31         5.80%            4,375           64         5.72%
Other Borrowings                                    6,116           117         7.48%                0            0         0.00%
                                            ------------------------------------------  ------------------------------------------
Total interest bearing liabilities             $1,297,801        18,729         5.65%          839,714       12,033         5.61%
                                            ------------------------------------------  ------------------------------------------
Non interest bearing liabilities
    Demand Deposits                                69,775                                       64,496
    Other Liabilities                              83,285                                       80,951
                                            -------------                               --------------
Total non interest bearing liabilities            153,060                                      145,447
Stockholders equity                               114,612                                       92,028
                                            -------------                               --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY     $1,565,473                                   $1,077,189
                                            =============                               ==============

NET INTEREST INCOME / NET INTEREST SPREAD                       $13,721         3.08%                       $10,534         3.45%
                                                          ===========================                      ======================

MARGIN
INTEREST INCOME / INTEREST EARNING ASSETS                                       8.85%                                       9.06%
INTEREST EXPENSE / INTEREST EARNING ASSETS                                      5.11%                                       4.83%
                                                                                -----                                       -----

    NET INTEREST MARGIN                                                         3.74%                                       4.23%
                                                                                =====                                       =====




(1) Interest income for calculating yields includes $34 and $56 thousand of loan fees for the quarters ended September 30, 1998 and 1997 respectively.

RESULTS OF OPERATION-THIRD QUARTER

NET INTEREST INCOME

Net interest income increased to $13.7 million for the quarter ended September 30, 1998 from $10.5 million for the same period in 1997, a 30.3 percent increase. The increase was in average earning assets offset, to some extent, by a decrease in net interest margin. Average earning assets increased to $1,454.6 million for the quarter ended September 30, 1998 from $974.6 million for the same period in 1997, a 49.3 percent increase. Average loans and acceptances discounted increased to $1,221.7 million for the quarter ended September 30, 1998 from $786.6 million for the same period in 1997, a 55.3 percent increase. Average interest earning deposits with other banks increased to $140.9 million for the quarter ended September 30, 1998 from $100.3 million for the same period in 1997, a 40.5 percent increase. The increase in average loans and acceptances has been led by the growth in trade financing activities and the Company's ability to provide credit facilities through its higher legal lending limit. Net interest margin decreased to 3.7 percent for the quarter ended September 30, 1998 from 4.2 percent for the same period in 1997, a decrease of 49 basis points. The primary reasons for the decrease were (i) loan yields relative to reference rates decreased in certain countries in the Region as a result of general liquidity in the region during the period; and (ii) transactions with larger corporate customers which command more competitive pricing.

Interest income increased to $32.5 million for the quarter ended September 30, 1998 from $22.6 million for the same period in 1997, a 43.8 percent increase. Interest expense increased to $18.7 million for the quarter ended September 30, 1998 from $12.0 million for the same period in 1997, a 55.7 percent increase. Average interest-bearing deposits increased to $1,289.6 million for the quarter ended September 30, 1998, from $835.3 for the same period in 1997, a 54.4 percent increase. The growth in deposits was primarily a result of the Company seeking deposits to fund asset growth. The Company's time deposits from banks decreased to $117.6 million for the quarter ended September 30, 1998 from $129.6 million for the same period in 1997.

PROVISION FOR CREDIT LOSSES

The Company's provision for credit-losses increased to $3.0 million for the quarter ended September 30, 1998 from $2.1 million for the same period in 1997, a 48.3 percent increase. Net loan charge-offs during the third quarter in 1998 amounted to $6.1 million compared to $497 thousand for third quarter 1997.

NON-INTEREST INCOME

Non-interest income increase to $5.1 million for the quarter ended September
30, 1998 from $4.2 million for the same quarter in 1997. This increase is due to a refund of state income taxes of prior years of $802 thousand including interest which resulted from an examination of those years. The following table sets forth details regarding the components of non-interest income for the periods indicated.

NON-INTEREST INCOME
(Dollars in thousands)


                                                     For the Quarter Ended September 30,
                                                     -----------------------------------
                                                                1997 to 1998
                                                       1997    Percent Change   1998
                                                      ------   --------------  ------
Trade finance fees and commissions                    $3,149         11.6%     $3,513

Structuring and syndication fees, net                    808        -30.3%        563

Customer service fees                                    146         -9.6%        132

Other non-recurring                                       --        100.0%        802

Other                                                     75        -25.3%         56

Total non-interest income                             $4,178         21.3%     $5,066



OPERATING EXPENSES

Operating expenses increased to $6.8 million for the quarter ended September 30, 1998 from $5.4 million for the same period in 1997, a 25.9 percent increase. Other expenses increased to $2.7 million for the quarter ended September 30, 1998 from $1.3 million for the same period in 1997 largely as a result of an increase in legal expenses and expenses related to an additional regional advisor in Latin America. The increase in legal expenses was the result of an increase in the number of litigation cases in the ordinary course of business during the period. Also included in Other operating expenses is a write down of $587 thousand taken on a mutual fund investment classified as available for sale which was deemed to be other than temporary.

The following table sets forth detail regarding the components of operating expenses for the periods indicated.

OPERATING EXPENSES
(Dollars in thousands)

                                     For the Quarter Ended September 30, 1998
                                     -----------------------------------------
                                                   1997 to 1998
                                        1997     Percent Change       1998
                                     ---------    --------------   -----------
Employee compensation and benefits      $3,267         -7.2%         $3,033

Occupancy and equipment                    840         18.7%            997

Other operating expenses                 1,338        104.0%          2,729
                                        ------        -----          ------
Total operating expenses                $5,445         24.1%         $6,759
                                        ======        =====          ======

                  HAMILTON BANCORP, INC. AND SUBSIDIARY
                    CALCULATION OF EARNINGS PER SHARE
              (Dollars in thousands, except per share data)


EXHIBIT 11



                                                             Three Months Ended                Nine Months Ended
                                                                September 30,                     September 30,
                                                       ----------------------------        ------------------------
                                                           1998             1997             1998            1997
                                                       ----------         ---------        ---------      ---------
         Basic

         Weighted average number of
           common shares outstanding                   10,046,377         9,827,949        9,960,679      8,462,114

         Net income                                        $5,685            $4,630          $16,144        $11,193

         Basic earnings                                     $0.57             $0.47            $1.62          $1.32

         Diluted:

         Weighted average number of
           common shares outstanding                   10,046,377         9,827,949        9,960,679      8,462,114

         Common equivalent shares
           outstanding - options                          431,260           371,156          375,520        371,156

         Total common and common
           equivalent shares outstanding               10,477,637        10,199,105       10,336,199      8,833,270

         Net income                                        $5,685            $4,630          $16,144        $11,193

         Diluted earnings per share                         $0.54             $0.45            $1.56          $1.27




                                    PART II
                               OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(d) As reported in Registrant's Form SR for the period ending June 25, 1997 relating to the use of proceeds from the sale of common stock pursuant to Registrant's Registration Statement No. 2-20960 effective March 25, 1997 and in Registrant's Form 10-Q for the period ending June 30, 1998, US$3,600,000 of the proceeds remain temporarily invested in short term investments.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)      Exhibit 11  Calculation of Earnings Per Share.

             Exhibit 27  Financial Data Schedule (for SEC use only)

    (b)      Reports on Form 8-K

                   None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 13, 1998                  Hamilton Bancorp Inc.


                                          /s/ J. Carlos Bernace
                                          --------------------------------------
                                          J. Carlos Bernace
                                          Executive Vice President


                                          /s/ Maria F. Diaz
                                          --------------------------------------
                                          Maria F. Diaz,
                                          Senior Vice President - Finance and
                                           Principal Financial and Chief
                                           Accounting Officer