Form 10-K
period 1998-12-31
HAMILTON BANCORP INC
filed 1999-03-31
CIK 894172

         Indicate by (check mark) X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No___


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this From 10-K. 9


         The aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant as of March 22, 1999 was $218,502,422 based upon the average of the high and low price of a share of Common Stock as reported by the NASDAQ National Market on such date. As of March 22, 1999, 10,059,479 shares of Registrant's Common Stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE.

         Certain portions of the following documents (as more specifically identified elsewhere in this Annual Report) are incorporated by reference herein:

                                                    Part of Form 10-K into which
         Name of Document                           the document is incorporated

Portions of the Registrant's Proxy Statement for             Part III
1999 Annual Meeting of Stockholders




                            [COVER PAGE 2 OF 2 PAGES]

                           FORWARD-LOOKING STATEMENTS

         Information contained (or incorporated by reference) in this Annual Report may constitute "forward-looking statements." Statements used (or incorporated by reference) in this Annual Report which use words such as "believes," "expects," "may," "will," "should," "projected," "contemplates" or "anticipates" or the negative of such terms or other variations may constitute forward-looking statements. Forward-looking statements are inherently uncertain, and there is no assurance that such forward-looking statements will be accurate. Such forward-looking statements include, without limitation, the Company's expectations and estimates as to domestic and international business and economic conditions and its business operations, including growth in net interest income and net income and allocations of country exposures. Such forward-looking statements also include the Company's expectations and beliefs as to the projected costs and anticipated timetable to address Year 2000 compliance issues, the adequacy of its plans to address such issues and the impact on the Company's operations in the event that certain or all of its plans or the plans of third parties in respect of Year 2000 compliance issues prove to be inadequate. Other factors, such as the general state of the United States economy, as well as the economic and political conditions of the countries in which the Company conducts business operations, could also cause actual results to vary materially from the future results covered in such forward-looking statements.


                                     PART I

ITEM 1.  BUSINESS.

         General

         Hamilton Bancorp Inc. ("Hamilton Bancorp"), through its subsidiary, Hamilton Bank, N.A. ("Hamilton Bank"), (Hamilton Bancorp and Hamilton Bank are collectively referred to herein as the "Company"), is engaged in providing global trade finance with particular emphasis on trade with and between South America, Central America and the Caribbean (collectively, the "Region") and the United States or otherwise involving the Region. Management believes that trade finance provides the Company with the opportunity for substantial and profitable growth, primarily with moderate credit risk, and that Hamilton Bank is the only domestic financial institution in the State of Florida focusing primarily on financing foreign trade. Through its relationships with approximately 500 correspondent banks and with importers and exporters in the United States and the Region, as well as its location in South Florida, which is becoming a focal point for trade in the Region, the Company has been able to take advantage of substantial growth in this trade. Much of this growth has been associated with the adoption of economic stabilization policies in the major countries of the Region.

         The Company operates in all major countries throughout the Region and has been particularly active in several smaller markets, such as Guatemala, Ecuador, Panama and Peru. Management believes that these smaller markets are not primary markets for the larger, multinational financial institutions and, therefore, customers in such markets do not receive a similar level of service from such institutions as that provided by the Company. To enhance its position in certain markets, the Company has made minority investments in indigenous financial institutions in Guyana, Peru and Nicaragua. The Company has also strengthened its relationships with correspondent financial institutions in the Region by acting as placement agent, from time to time, for debt instruments or certificates of deposit issued by many of such institutions.

         The Company seeks to generate income by participating in multiple aspects of trade transactions that generate both fee and interest income. The Company earns fees primarily from opening and confirming letters of credit and discounting acceptances and earns interest on credit extended, primarily in the form of commercial loans, for pre- and post-export financing, such as refinancing of letters of credit, and to a lesser extent, from discounted acceptances. As the economy in the Region has grown and stabilized and the Company has begun to service larger customers, the balance of the Company's trade financing activities has shifted somewhat from letters of credit to the discounting of commercial trade paper and the granting of loans, resulting in relatively less fee income but increased interest income. Virtually all of the Company's business is conducted in United States dollars. Management believes that the Company's primary focus on trade finance, its wide correspondent banking network in the Region, broad range of services offered, management experience, reputation and prompt decision-making and processing capabilities provide it with important competitive advantages in the trade finance business. The Company seeks to mitigate its credit risk through its knowledge and analysis of the markets it serves, by obtaining third-party guarantees of both local banks and importers on many transactions, by often obtaining security interests in goods being financed and by the short-term, self-liquidating nature of trade transactions. At December 31, 1998, approximately 60% of the Company's loan portfolio consisted of short-term trade related loans with an average original maturity of approximately 180 days and approximately 70% maturing within 365 days. Credit is generally extended under specific credit lines for each customer and country. These credit lines are reviewed at least annually.

         Lending activities are funded primarily through domestic consumer deposits gathered through a network of seven branches in Florida and one branch in San Juan, Puerto Rico as well as deposits received from correspondent banks, corporate customers and private banking customers within the Region. The Company's branches are strategically located in markets where it believes there is both a concentration of retail deposits and foreign trade activity. The Company also participates in various community lending activities, and under several United States and Florida laws and regulations Hamilton Bank is considered a minority bank and is able to participate in certain beneficial minority programs involving both deposits and loans.

Developments in Certain Emerging Market Countries

         The economies of various countries in the Region, including Brazil, Ecuador and Venezuela, have been characterized by frequent and occasionally drastic intervention by the governments and volatile economic cycles. Governments have often changed monetary, credit, tariff and other policies to influence the course of their respective economies. The actions of the Brazilian,

Ecuadorian and Venezuelan Governments to control inflation and effect other policies have often involved wage and price controls as well as other interventionist measures, such as Ecuador's recent freezing of bank accounts. Changes in policies in other countries in the Region involving tariffs, exchange controls, regulations and taxation could significantly increase the likelihood of causing restrictions on transfers of Dollars out of such countries, as could inflation, devaluation, social instability and other political, economic or diplomatic developments.

         Brazilian, Ecuadorian and Venezuelan financial and securities markets, as well as other financial and securities markets in the Region, are, to varying degrees, influenced by economic and market conditions in other emerging market countries and other countries in the Region. Although economic conditions are different in each country, investor reaction to developments in one country can have significant effects on the financial markets and securities of issuers in other countries. These developments as well as the recent devaluation of various Asian currencies have adversely affected the securities and other financial markets in many emerging markets, including Brazil, Ecuador and Venezuela. One result of these difficulties has been the closing of numerous banks in some countries in the Region, especially in Ecuador. To date, however, the Ecuadorian government has guaranteed the obligations of such closed banks in Ecuador. The ensuing increased market volatility in these securities and other financial markets has also been attributed, at least in part, to the effect of these and other similar events. There can be no assurance that the various financial and securities markets in the Region, including Brazil, Ecuador and Venezuela, will not continue to be adversely affected by events elsewhere, especially in other emerging markets and in other countries in the Region.

         The Company will continue to take advantage of the United States and international economic environment by emphasizing the financing of trade from the Region into the United States. As a result of the recent deterioration of economic conditions in some countries in the Region, the Company expects that trade flows into the Region will on a relative basis diminish compared to recent years. In light of the United States' strong economy, government budget surplus, low interest rates, strong stock market, high employment levels and strong consumer demand, the Company expects trade flows from the Region into the United States will increase as such countries attempt to capitalize on export opportunities as a way to increase production, stimulate revenues and thereby "export out" of their economic difficulties. The Company has recently placed and expects to continue to place more emphasis on financing imports of goods into the United States and thereby increase the relative size of its assets employed in the United Sates as compared to its exposure in the Region. In addition, prudent risk management, in particular with regard to emerging market countries, calls for avoidance of high concentrations of risk in these countries in relation to a bank's capital. Currently, United States bank regulatory agencies consider that exposure in these markets should be limited to levels that would not impair the safety and soundness of a banking institution. As a consequence, the Company's exposure in the Region was significantly reduced at December 31, 1998 and will be further reduced in 1999. The Company, however, will continue to have significant exposure in the Region.

Background of the Company

         Hamilton Bancorp was formed as a bank holding company in 1988 in Miami, Florida, to acquire 99.7% of the issued and outstanding shares of Hamilton Bank. Hamilton Bank was acquired by Hamilton Bancorp to take advantage of perceived opportunities to finance foreign trade between United States corporate customers and companies in the Region, as the area emerged from the Latin American debt crisis of the early 1980's, particularly since most non-Regional financial institutions had limited interest in financing trade with the Region at that time. Members of Bank management, who had extensive experience in trade finance in the Region, re-established contacts in the Region, primarily with banks. Hamilton Bank initially offered its services confirming letters of credit for banks in the Region. Hamilton Bank then began to market its other trade related services and products to beneficiaries of its letters of credit. As Hamilton Bank's relationships with correspondent banks developed and as it developed corporate clients in the United States, Hamilton Bank's trade finance activity continued to increase. Hamilton Bank's business expanded into its other products and services, which primarily included other types of trade financing instruments.

         Market for Company Services

         International trade between the United States and the Region as well as between the State of Florida and the Region has grown significantly during the five year period ended December 31, 1998. Recent treaties and agreements relating to trade are expected to eliminate certain trade barriers and open up certain economic sectors to competition, as well as to liberalize trade between the United States and many countries with respect to a variety of goods and services. A high and increasing percentage of this trade requires financing. The growth and importance of trade in the United States and the Region also increases the number of small and medium-sized firms engaged in trade and in need of trade finance services. Many financial institutions in the United States in general and Florida in particular are not adequately staffed to handle such financing on a large scale, or to judge the creditworthiness of companies or banks in the Region and, accordingly, eschew trade financing or limit the scope of their trade financing activity. This has been partially responsible for the expanding market for the Company's trade financing services.

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

         Trade Finance Services and Products

         The manufacture or production and distribution of any product or good generally results in a number of trade transactions which, together, make up a trade cycle. For example, a seller of shirts purchases buttons and materials, arranges for manufacture and often contracts with a distributor who sells the products to retailers. The Company attempts to become involved in and to finance as many stages of a trade cycle as possible. Since the Company's primary focus is on trade finance, the Company offers a wider array of trade finance products and services than most institutions it competes with, although some of the Company's products and services, such as import and export letters of credit, are offered by almost all financial institutions engaged in trade finance, and most of the Company's products are offered by some financial institutions. The principal trade related products and services which the Company offers include:

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

 .        Discounted Trade Acceptances. Discounted trade acceptances represent an obligation of an importer to pay money on a certain date in the future, which obligation has been accepted by the importer as payable to the exporter, then sold by the exporter at a discount to a financial institution. If with recourse, the financial institution as holder of this instrument has recourse at maturity of the acceptance to the exporter as well as the accepting importer. If without recourse, the financial institution holding the acceptance has no recourse to the exporter, but only to the accepting importer. Discounted trade acceptances are discounts of forward maturity items and are included on the Company's balance sheet under "Loans-net." The Company receives primarily interest income from discounted trade acceptances.

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

 .        International Cash Management. The Company assists corporations and banks in the Region with the clearing of checks drawn on United States financial institutions. As a United States financial institution and a member of the Federal Reserve System, Hamilton Bank is able to provide quick and efficient clearing of these items. The provision of these services often leads to the Company providing other products and services to corporations and banks.

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

         Competition

         International trade financing is a highly competitive industry that is dominated by large, multinational financial institutions such as Citibank, N.A., ABN-AMRO Bank and Barclays Bank PLC, among others. With respect to trade finance in or relating to larger countries in the Region, primarily in South America, these larger institutions are the Company's primary competition. The Company has less competition from these multinational financial institutions providing trade finance services with or in smaller countries in the Region, primarily in Central America and the Caribbean, because the volume of trade financing in such smaller countries has not been as attractive to these larger institutions. With respect to Central American and Caribbean countries, as well as United States domestic customers, the Company also competes with regional United States and smaller local financial institutions engaged in trade finance. Many of the Company's competitors, particularly multinational financial institutions, have substantially greater financial and other resources than the Company. In general, the Company competes on the basis of the range of services offered, convenience and speed of service, correspondent banking relationships and on the basis of the rates of fees and commissions charged. Management believes that none of the Company's significant United States competitors have the focus on trade finance and offer the range of services that the Company offers. Management further believes that the Company's strong trade culture, range of services offered, liquid portfolio, management experience, reputation and prompt decision-making and processing capabilities provide it with a competitive advantage that allows it to compete favorably with its competitors for the trade finance business in the Region. The Company also has adjusted to its competition by often participating in transactions with certain of its competitors, particularly the larger, multinational financial institutions.

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

         Employees

         At December 31, 1998 the Company had 264 full-time employees. The Company's employees are not represented by a collective bargaining group, and the Company considers its overall relations with its employees to be good.

         Hamilton Bancorp Regulation

         General

         As a result of its ownership of Hamilton Bank, Hamilton Bancorp is registered as a bank holding company and is regulated and subject to periodic examination by the Board of Governors of the Federal Reserve System ("Federal Reserve") under the United States Bank Holding Company Act.

         Pursuant to the United States Bank Holding Company Act and the Federal Reserve's regulations, Hamilton Bancorp is limited to the business of owning, managing or controlling banks and engaging in certain other financial related activities, including those activities that the Federal Reserve determines from time to time to be so closely related to the business of banking as to be a proper incident thereto.

         The United States Bank Holding Company Act requires, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of a bank in the United States, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank in the United States (unless it already owns a majority of such bank's voting shares) or (iii) merge or consolidate with any other bank holding company.

         Hamilton Bancorp is required by the Federal Reserve to act as a source of financial strength and to take measures to preserve and protect Hamilton Bank. As a result, Hamilton Bancorp may be required to inject capital in Hamilton Bank if Hamilton Bank at any time lacks such capital and requires it. The Federal Reserve may charge a bank holding company such as Hamilton Bancorp with unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. Any loans from Hamilton Bancorp to Hamilton Bank which would count as capital of Hamilton Bank must be on terms subordinate in right of payment to deposits and to most other indebtedness of Hamilton Bank.

         The Federal Reserve, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation collectively have extensive enforcement authority over bank holding companies and national banks in the United States. This enforcement authority, initiated generally for violations of law and unsafe or unsound practices, includes, among other things, the ability to assess civil money penalties, to initiate injunctive actions, to issue orders prohibiting or removing a bank holding company's or a bank's officers, directors and employees from participating in the institution and, in rare cases, to terminate deposit insurance.

         The Federal Reserve's, the Office of the Comptroller of the Currency's and the Federal Deposit Insurance Corporation's enforcement authority was enhanced substantially by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FIRREA significantly increased the amount and the grounds for civil money penalties. Also, under FIRREA, should a failure of Hamilton Bank cause a loss to the Federal Deposit Insurance Corporation, any other Federal Deposit Insurance Corporation-insured subsidiaries of Hamilton Bancorp could be required to compensate the Federal Deposit Insurance Corporation for the estimated amount of the loss (Hamilton Bancorp does not currently have any such subsidiaries). Additionally, pursuant to FDICIA, Hamilton Bancorp in the future could have the potential obligation to guarantee the capital restoration plans of any undercapitalized Federal Deposit Insurance Corporation insured depository institution subsidiaries it may control.

         Capital Adequacy

         The federal bank regulatory authorities have adopted risk-based capital guidelines to which Hamilton Bancorp and Hamilton Bank are each subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profile among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy and minimizes disincentives to holding liquid, low-risk assets. These risk-based capital ratios are determined by allocating assets and specified off-balance sheet financial instruments into four weighting categories, with higher levels of capital being required for the categories perceived as representing greater risk.

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

         Banking organizations are required to maintain a risk-based capital ratio of total capital (Tier 1 plus Tier 2) to risk-weighted assets of 8% of which at least 4% must be Tier 1 capital. The federal bank regulatory authorities may, however, set higher capital requirements when a banking organization's particular circumstances warrant. As a practical matter, banking organizations are expected to maintain capital ratios well above the regulatory minimums. The risk-based capital ratios of Hamilton Bancorp and Hamilton Bank as of December 31, 1997 and 1998 are discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources."

         In addition, the federal bank regulatory authorities have established guidelines for a minimum leverage ratio (Tier 1 capital to average total assets). These guidelines provide for a minimum leverage ratio of 3% for banking organizations that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating. Banking organizations not meeting these criteria or which are experiencing or anticipating significant growth are required to maintain a leverage ratio which exceeds the 3% minimum by at least 100 to 200 basis points. The leverage ratios of Hamilton Bancorp and Hamilton Bank as of December 31, 1997 and 1998 are discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources."

         Failure to meet applicable capital guidelines could subject a bank or bank holding company to a variety of "prompt corrective action" enforcement remedies available to the federal bank regulatory authorities, including limitation on the ability to pay dividends, the issuance of a capital directive to increase capital and, in the case of a bank, the issuance of a cease and desist order, the imposition of civil money penalties, the termination of deposit insurance by the Federal Deposit Insurance Corporation or (in severe cases) the appointment of a conservator or receiver.

         While Hamilton Bancorp is well capitalized for the purposes of the "prompt corrective action" provisions of FDICIA, to date it has not paid any dividends and does not anticipate doing so. Nevertheless, due to economic difficulties being experienced by various countries in the Region, the Federal Reserve has requested that Hamilton Bancorp not pay any dividends or incur any debt (excluding "trust preferred" securities) without the consent of the Federal Reserve.

         Interstate Banking

         As of September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permitted adequately capitalized and managed bank holding companies to acquire control of banks in any state. Although individual states could authorize interstate branches earlier, beginning on June 1, 1997, the Interstate Banking Act allows banks to branch across state lines, unless a state elects to opt-out entirely. Florida did not so opt-out and allows out-of-state banks to enter Florida by merger with an existing Florida-based bank and to branch throughout the state. This has further increased competition for Hamilton Bank by allowing large banks from other parts of the United States to operate directly in Florida.

         Regulation of Hamilton Bank

         General

         Hamilton Bank, as a Federal Deposit Insurance Corporation-insured national bank, is subject to regulation primarily by the Office of the Comptroller of the Currency and secondarily by the Federal Deposit Insurance Corporation. Also, as a national bank Hamilton Bank is a member of the Federal Reserve System and its operations are therefore also subject to certain Federal Reserve regulations. Various other federal and state consumer laws and regulations also affect the operations of Hamilton Bank.

         As a national bank, Hamilton Bank may be able to engage in certain activities approved by the Office of the Comptroller of the Currency which the Federal Reserve would not necessarily approve for Hamilton Bancorp or its non-national bank subsidiaries. The Office of the Comptroller of the Currency has been particularly aggressive in recent years in allowing national banks to undertake an ever-increasing range of securities and insurance activities. Along these lines, pursuant to certain revisions to the Office of the Comptroller of the Currency's regulations pertaining to national bank activities effective on December 31, 1996, national banks, among other things, are permitted on a case-by-case basis to operate subsidiaries that may engage in activities some of which are not permissible for the bank itself. Although the revised regulations do not authorize any new activities per se, it is expected that national banks, if eligible and if they obtain the approval of the Office of the Comptroller of the Currency, will use them to expand further into the businesses of insurance and securities underwriting.

         The revised Office of the Comptroller of the Currency regulations contain "fire walls" intended to protect a national bank from the risks taken by its subsidiary, including a 10% cap on the amount of bank capital that may be invested in the new subsidiary, as well as requirements that extensions of credit to the operating subsidiary be fully-collateralized and that transactions between the bank and the subsidiary be conducted at arm's-length. Also, other safeguards are that the parent national bank's exposure to any losses the subsidiary may incur be limited to the bank's equity investment in the subsidiary, and that the parent national bank be well-capitalized both before and after the investment is made.

         Since Office of the Comptroller of the Currency approval is required on a case-by-case basis for an eligible bank to be permitted to engage in activities not permissible for the bank to conduct directly, it is unclear at this time what the effect of these revised regulations on the operations of national banks will be.

         As a national bank, Hamilton Bank may not ordinarily lend more than 15% of its capital unsecured to any one borrower, and may lend up to an additional 10% of its capital to that same borrower on a fully secured basis involving readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, equal at least to the amount borrowed. In addition, there are various other circumstances in which Hamilton Bank may lend in excess of such limits, including authority to lend up to 35% of capital and surplus when the loan is secured by documents of title to readily marketable staples and certain other exceptions relevant to international trade finance.

         Federal law also imposes additional restrictions on Hamilton Bank with respect to loans and extensions of credit to certain related parties and purchases from and other transactions with Hamilton Bancorp's principal shareholders, officers, directors and affiliates. Such loans and extensions of credit (i) must be made on substantially the same terms (including interest rates and collateral) as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with members of the general public or otherwise available to any employee of Hamilton Bank, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. In addition, extensions of credit to each such person beyond certain limits set by applicable law must be approved by Hamilton Bank's Board of Directors, with the individual who is applying for the credit abstaining from participation in the decision. Hamilton Bank also is subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties against Hamilton Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of Hamilton Bank or the imposition by the Federal Reserve of a cease and desist order.

         Dividends

         Hamilton Bank is subject to legal limitations on the frequency and amount of cash dividends that can be paid to Hamilton Bancorp. The Office of the Comptroller of the Currency, in general, also has the ability to prohibit cash dividends by Hamilton Bank which would otherwise be permitted under applicable regulations if the Office of the Comptroller of the Currency determines that such distribution would constitute an unsafe or unsound practice.

         For Hamilton Bank, the approval of the Office of the Comptroller of the Currency is required for the payment of cash dividends in any calendar year if the total of all cash dividends declared by Hamilton Bank in that year exceeds the current year's net income combined with the retained net income of the two preceding years. "Retained net income" means the net income of a specified period less any common or preferred stock cash dividends declared for that period. Moreover, no cash dividends may be paid by a national bank in excess of its undivided profits account.

         In addition, the Federal Reserve and the Federal Deposit Insurance Corporation have issued policy statements which provide that, as a general matter, insured banks and bank holding companies may pay cash dividends only out of current operating earnings.

         In accordance with the above regulatory restrictions, Hamilton Bank currently has the ability to pay cash dividends, and on December 31, 1998 an aggregate of $31.3 million was available for the payment of dividends to Hamilton Bancorp without prior regulatory approval.

         There are also statutory limits on other transfer of funds to Hamilton Bancorp and any other future non-banking subsidiaries of Hamilton Bancorp by Hamilton Bank, whether in the form of loans or other extensions of credit, investments or asset purchases. Such transfers by Hamilton Bank generally are limited in amount to 10% of Hamilton Bank's capital and surplus, to Hamilton Bancorp or any such future Hamilton Bancorp subsidiary, or 20% in the aggregate to Hamilton Bancorp and all such subsidiaries. Furthermore, such loans and extensions of credit are required to be fully collateralized in specified amounts depending on the nature of the collateral involved.

         FDICIA

         FDICIA was enacted on December 19, 1991. It substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to other federal banking statutes. FDICIA provided for, among other things, (i) a recapitalization of the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the "BIF") by increasing the Federal Deposit Insurance Corporation's borrowing authority and providing for adjustments in its assessments rates; (ii) annual on-site examinations of federally-insured depository institutions by banking regulators; (iii) publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants; (iv) the establishment of uniform accounting standards by federal banking agencies; (v) the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with more scrutiny and restrictions placed on depository institutions with lower levels of capital;
(vi) additional grounds for the appointment of a conservator or receiver; (vii) a requirement that the Federal Deposit Insurance Corporation use the least-cost method of resolving cases of troubled institutions in order to keep the costs to insurance funds at a minimum; (viii) more comprehensive regulation and examination of foreign banks; (ix) consumer protection provisions, including a Truth-in-Savings Act; (x) a requirement that the Federal Deposit Insurance Corporation establish a risk-based deposit insurance assessment system; (xi) restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements; and (xii) certain additional limits on deposit insurance coverage.

         A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically under-capitalized." Based on the current regulatory capital position of Hamilton Bank, Hamilton Bancorp believes that Hamilton Bank is in the highest classification of "well capitalized."

         FDICIA generally prohibits Hamilton Bank from making any capital distribution (including payment of a cash dividend) or paying any management fees to Hamilton Bancorp if Hamilton Bank would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans acceptable to the federal banking agencies. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized."

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

         FDICIA also provided for increased funding of the Federal Deposit Insurance Corporation insurance funds. Under the Federal Deposit Insurance Corporation's risk-based insurance premium assessment system, each bank whose deposits are insured by the BIF is assigned one of the nine risk classifications based upon certain capital and supervisory measures and, depending upon its classification, is assessed premiums. On November 14, 1995, the Federal Deposit Insurance Corporation board of directors voted to lower the BIF premium range to zero from .27% effective January 1996. The rate schedule is subject to future adjustments by the Federal Deposit Insurance Corporation. In addition, the Federal Deposit Insurance Corporation has authority to impose special assessments from time to time. As a result of the enactment of the Federal Deposit Insurance Funds Act of 1996 on September 30, 1996, commercial banks are now required to pay part of the interest on the Financing Corporation's bonds issued to deal with the savings and loan crisis of the late 1980's. As a result, commercial bank deposits are now also subject to assessment by the Financing Corporation upon the approval by the Federal Deposit Insurance Corporation of such assessment. Beginning in 1997 and until the earlier of December 31, 1999 or the date on which the last saving association ceases to exist, the assessment rate the Financing Corporation imposes on a commercial bank must be at a rate equal to one-fifth the assessment rate applicable to deposits assessable by the Savings Association Insurance Fund.

         Reserve Requirements

         Hamilton Bank is required to maintain reserves against its transaction account. The reserves must be maintained in an interest-free account at the Federal Reserve Bank of Atlanta. Reserve requirements and the amount of required reserves is subject to adjustment by the Federal Reserve from time to time. The current rate for reserves is 3% of a depository institution's transaction accounts (less certain permissible deductions) up to $52 million, plus 10% of the amount over $52 million.



ITEM 2.  PROPERTIES.

         The Company's operations are currently managed from their corporate headquarters located in Miami, Florida, where a branch office is also located. Hamilton Bank's other branch offices are located in Tampa, Winter Haven, Sarasota, West Palm Beach and Miami, Florida, and in San Juan, Puerto Rico. Three of the facilities are owned by the Company and five are leased (including the Company's headquarters).

         The table below summarizes the Company's owned and leased facilities.


LOCATION                                    TYPE OF FACILITY        APPROXIMATE SQUARE       LEASED OR OWNED
                                                                           FEET
Miami, Florida                           Corporate headquarters           75,500                 Leased
                                               and branch

Miami, Florida                                   Branch                    3,000                 Leased

Miami, Florida                                   Branch                    3,000                  Owned

San Juan, Puerto Rico                            Branch                    3,500                 Leased

Sarasota, Florida                                Branch                    2,000                  Owned

Tampa, Florida                                   Branch                    3,000                 Leased

West Palm Beach, Florida                         Branch                    5,000                 Leased

Winter Haven, Florida                            Branch                    4,500                  Owned

ITEM 3.  LEGAL PROCEEDINGS.

On January 13, 1998 Development Specialists, Inc., the Liquidating Trustee of the Model Imperial Liquidating Trust established under the Plan of Reorganization in the Model Imperial, Inc. Chapter 11 Bankruptcy proceeding, filed an action against Hamilton Bank in the United States Bankruptcy Court for the Southern District of Florida objecting to Hamilton Bank's proof of claim in the Chapter 11 proceeding and affirmatively seeking damages against Hamilton Bank in excess of $34 million for alleged involvement with former officers and directors of Model Imperial, Inc. in a scheme to defraud Model Imperial, Inc. and its bank lenders. The action is one of several similar actions that were filed by the Trustee against other defendants that were involved with Model Imperial seeking essentially the same amount of damages as in the action against Hamilton Bank. The Company believes the claims are without merit either as a matter of law or fact and intends to vigorously defend the action.

         Neither Hamilton Bancorp nor Hamilton Bank is involved in any other legal proceedings except for routine litigation incidental to the business of banking, none of which is expected to have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.



                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

         (a) The Company's Common Stock is traded on the NASDAQ National Market (Symbol HABK). The following table sets forth the high and low sales prices of a share of Common Stock as reported by the NASDAQ National Market since the date of the public offering of Common Stock on March 26, 1997.

                  Quarter                   High              Low
                  -------                   ----              ---
Fourth Quarter 1998                        $29.668           $23.00

Third Quarter 1998                           40.75            21.00

Second Quarter 1998                          36.25           31.656

First Quarter 1998                           37.00            27.75

Fourth Quarter 1997                           31.00          26.00

Third Quarter 1997                            31.00          21.00

Second Quarter 1997                           26.75          16.75

March 26, 1997 (date of public
offering) - March 31, 1997                  $17.375         $16.50

         As of March 22, 1999 there were approximately 72 holders of record of the Company's Common Stock and the closing price of Common Stock as reported by the NASDAQ National Market for such date was $26.375. The Company has not paid any cash dividends to date on its Common Stock and does not intend to pay any such cash dividends in the foreseeable future. As stated in Part I above, due to economic difficulties being experienced by various countries in the Region, the Federal Reserve has requested that Hamilton Bancorp not pay any dividends without the consent of the Federal Reserve.

         (b) As reported in Registrant's Form SR for the period ending June 25, 1997 relating to the use of proceeds from the sale of common stock pursuant to Registrant's Registration Statement No.2-20960 effective March 25, 1997 and in Registrant's Form 10-Q for the period ending June 30, 1998, US$3,600,000 of the proceeds remain temporarily invested in short term investments as of December 31, 1998. This remaining amount was invested by Registrant in Hamilton Bank in March, 1999.

ITEM 6.  SELECTED FINANCIAL DATA.
TABLE ONE.  FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA.
(Dollars in thousands except per share amounts)

The selected consolidated financial data for the five years ended December 31, 1998 have been derived from the Company's audited financial statements. The data set forth below should be read in conjunction with the consolidated financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein.

                                                                                             Year Ended December 31,
                                                                         1998           1997         1996
                                                                      -----------   -----------   -----------
INCOME STATEMENT DATA:
Net interest income                                                   $    53,981   $    38,962   $    27,250
Provision for credit losses                                                 9,621         6,980         3,040
                                                                      -----------   -----------   -----------

Net interest income after provision for credit losses                      44,360        31,982        24,210

Trade finance fees and commissions                                         13,101        12,768         9,325
Structuring and syndication fees                                            3,352         2,535           138
Customer services fees                                                        556           713         1,252
Net gain (loss) on sale of securities available for sale                     --             108          --
Other income                                                                  544           318           270
                                                                      -----------   -----------   -----------

Other non-interest income                                                  17,553        16,442        10,985
                                                                      -----------   -----------   -----------

Operating expenses                                                         28,093        23,423        19,630
                                                                      -----------   -----------   -----------

Income before provision for income taxes                                   33,820        25,001        15,565
Provision for income taxes                                                 12,021         9,098         5,855
                                                                      -----------   -----------   -----------

Net income                                                            $    21,799   $    15,903   $     9,710
                                                                      ===========   ===========   ===========

PER COMMON SHARE DATA:
Net income per common share (1)                                       $      2.12   $      1.73   $      1.79
Book value per common share                                           $     12.29   $     10.00   $      8.07
Average weighted shares (1)                                            10,304,180     9,173,680     5,430,030

AVERAGE BALANCE SHEET DATA:
Total assets                                                          $ 1,508,052   $ 1,007,846   $   687,990
Total loans                                                             1,168,451       737,921       485,758
Total deposits                                                          1,301,444       842,117       574,388
Stockholder's equity                                                      108,943        79,311        39,969

PERFORMANCE RATIOS:
Net interest spread                                                          3.28%         3.56%         3.89%
Net interest margin                                                          3.89%         4.31%         4.56%
Return on average equity                                                    20.01%        20.05%        24.29%
Return on average assets                                                     1.45%         1.58%         1.41%
Efficiency ratio (2)                                                        39.27%        42.28%        51.31%

ASSET QUALITY RATIOS:
Allowance for credit losses as a percentage of total loans                   1.08%         1.07%         1.07%
Non-performing assets as a percentage of total loans                         0.73%         0.65%         0.91%
Allowance for credit losses as a percentage of non-performing assets       149.01%       166.03%       117.97%
Net loan charge-offs as a percentage of average outstanding loans            0.61%         0.32%         0.36%

CAPITAL RATIOS:
Leverage capital ratio                                                       7.98%         7.88%         5.80%
Tier 1 capital                                                              12.03%        12.43%        10.20%
Total capital                                                               13.19%        13.78%        11.50%
Average equity to average assets                                             7.22%         7.87%         5.81%
                                                                                             Year Ended December 31,
                                                                          1995         1994
                                                                      -----------   -----------
INCOME STATEMENT DATA:
Net interest income                                                   $    23,885   $    17,201
Provision for credit losses                                                 2,450         2,875
                                                                      -----------   -----------

Net interest income after provision for credit losses                      21,435        14,326

Trade finance fees and commissions                                          9,035         7,422
Structuring and syndication fees                                              419         1,410
Customer services fees                                                        890         1,044
Net gain (loss) on sale of securities available for sale                        3          (168)
Other income                                                                  342           322
                                                                      -----------   -----------

Other non-interest income                                                  10,689        10,030
                                                                      -----------   -----------

Operating expenses                                                         18,949        14,946
                                                                      -----------   -----------

Income before provision for income taxes                                   13,175         9,410
Provision for income taxes                                                  5,172         3,721
                                                                      -----------   -----------

Net income                                                            $     8,003   $     5,689
                                                                      ===========   ===========

PER COMMON SHARE DATA:
Net income per common share (1)                                       $      1.47   $      1.05
Book value per common share                                           $      6.41   $      5.06
Average weighted shares (1)                                             5,430,030     5,430,030

AVERAGE BALANCE SHEET DATA:
Total assets                                                          $   534,726   $   391,606
Total loans                                                               370,568       270,798
Total deposits                                                            444,332       317,176
Stockholder's equity                                                       32,358        22,195

PERFORMANCE RATIOS:
Net interest spread                                                          4.20%         4.33%
Net interest margin                                                          4.94%         5.06%
Return on average equity                                                    24.73%        25.63%
Return on average assets                                                     1.50%         1.45%
Efficiency ratio (2)                                                        54.68%        54.89%

ASSET QUALITY RATIOS:
Allowance for credit losses as a percentage of total loans                   1.05%         1.31%
Non-performing assets as a percentage of total loans                         1.07%         0.59%
Allowance for credit losses as a percentage of non-performing assets        98.56%       221.13%
Net loan charge-offs as a percentage of average outstanding loans            0.58%         0.74%

CAPITAL RATIOS:
Leverage capital ratio                                                       5.68%         5.48%
Tier 1 capital                                                               9.98%        10.30%
Total capital                                                               10.92%        11.47%
Average equity to average assets                                             6.05%         5.67%

(1) Represents diluted earnings per share and average weighted shares outstanding respectively.

(2) Amount reflects operating expenses as a percentage of net interest income plus non-interest income.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1998 COMPARED TO 1997

OVERVIEW

Hamilton Bancorp Inc. ("Bancorp") is a bank holding company which conducts operations principally through its 99.8 percent owned subsidiary Hamilton Bank, N.A. (the "Bank") collectively (the "Company"). The Bank is a national bank which specializes in financing trade flows between domestic and international companies on a global basis. The Bank has a network of seven FDIC-insured branches in Florida, with locations in Miami, Sarasota, Tampa, West Palm Beach and Winter Haven, and an FDIC-insured branch in San Juan, Puerto Rico opened in the first quarter of 1998.

The Company completed its initial public offering of 2,400,000 shares of common stock on March 26, 1997. Following the public offering, on April 9, 1997 the Company issued 360,000 additional shares of common stock upon the exercise of the over-allotment option granted to Oppenheimer and Company, Inc., and NatWest Securities Ltd.

On December 28, 1998, a trust formed by the Company issued $11.0 million of 9.75 percent Beneficial Unsecured Securities, Series A (the "Preferred Securities"). These securities are considered to be Tier 1 capital for regulatory purposes.

Net income for the year ended December 31, 1998 was $21.8 million, a 37 percent increase over the previous year's net income of $15.9 million. The growth in earnings is attributed primarily to the 58 percent increase in average loans to $1,168 million at December 31, 1998 from $738.0 million in the same period in 1997. Net income per share (basic) was reported at $2.18 from $1.81 and (diluted) reported at $2.12 from $1.73 for the years ended December 31, 1998 and 1997 respectively.

KEY PERFORMANCE HIGHLIGHTS FOR 1998

During 1998, the Company achieved significant earnings growth relative to the prior year, primarily as a result of (i) increases in net interest income of 39 percent as a result of the growth in average assets of 50 percent fueled in part by the Company's retention of earnings, (ii) an important increase of 6.8 percent in non-interest income related to the Company's core trade finance business (iii) overall favorable credit quality as evidenced by the 0.61 percent net charge offs to average loans, and (iv) improved operating efficiencies.

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

NET INTEREST INCOME

An analysis of the Company's net interest income and average balance sheet for the last five years is presented in TABLE ONE and TABLE TWO. Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds, and it constitutes the Company's principal source of income. Net interest income increased to $54.0 million for the year ended December 31, 1998 from $39.0 million for the same period in 1997, a 39 percent increase. The increase was due largely to the growth in average earning assets offset, to some extent, by a decrease in net interest margin. Average earning assets increased to $1,389.0 million for the year ended December 31, 1998 from $903.4 million for the same period in 1997 a 54 percent increase while yields earned on average assets decreased by 25 basis points compared to the same period. Average loans and acceptances discounted increased to $1,168.5 million for the year ended December 31, 1998 from $737.9 million for the same period in 1997, a 58 percent increase, while average interest earning deposits due from other banks increased to $122.3 million for the year ended December 31, 1998 from $102.4 million for the same period in 1997, a 19 percent increase. Net interest margin decreased to 3.89 percent for the year ended December 31, 1998 from 4.31 percent for the same period in 1997, a 42 basis point decrease. The primary reasons for this decrease were (i) loan yields relative to reference rates decreased in certain countries in the Region and (ii) transactions with larger customers and transactions with multi-national customers, which command more competitive pricing.

Interest income increased to $124.3 million for the year ended December 31, 1998 from $83.2 million for the same period in 1997, a 49 percent increase, reflecting an increase in loans in the Region and the United States, partially offset by a decrease in prevailing interest rates and a tightening of loan spreads in the Region as discussed above. Interest expense increased to $70.3 million for the year ended December 31, 1998 from $44.2 million for the same period in 1997, a 59 percent increase, reflecting the increase in deposits to fund asset growth and a two basis point increase in interest rates paid. Average interest-bearing deposits increased to $1,231.7 million for the year ended December 31, 1998 from $778.2 million for the same period in 1997, a 58 percent increase. The growth in deposits was primarily a result of the Company increasing its core deposit base from its expanding branch network, as well as its international customers. The Company's time deposits due from banks also increased to $129.0 million for the year ended December 31, 1998 from $128.0 million for the same period in 1997.

An analysis of the Company's yields earned and average loan balances segregating domestic and foreign earning assets is presented in TABLE THREE. The yields earned on domestic loans have decreased by three basis points to 10.1 percent from 10.4 percent.

PROVISION FOR CREDIT LOSSES

The Company's provision for credit-losses increased to $9.6 million for the year ended December 31, 1998 from $7.0 million for the same period in 1997. This 37 percent increase was largely a function of the 22 percent growth in total loans. Net loan chargeoffs during the year ended December 31, 1998 amounted to $7.1 million compared to $2.4 million for the year 1997. The allowance for credit losses was increased to $12.8 million at December 31, 1998 from $10.3 at December 31, 1997, a 24 percent increase. The ratio of the allowance for credit losses to total loans was 1.08 percent at December 31, 1998 from 1.07 percent for the same period in 1997. A more detailed review of the provision for credit losses is presented in TABLE SEVENTEEN through TABLE TWENTY.

NON-INTEREST INCOME

Non-interest income increased to approximately $17.6 million for the year ended December 31, 1998 from $16.4 million for the same period in 1997, a 7 percent increase. Trade finance fees and commissions increased by $333 thousand due largely to lending facility fees which increased by $185 thousand during the year 1998 compared to 1997 as a result of the growth in loans. Structuring and syndication fees increased by $817 thousand as a result of various structuring and syndication transactions completed during the year; increasing these fees to $3.4 million from $2.5 million for the periods ended December 31, 1998 and 1997 respectively. Customer service fees decreased by $157 thousand as a result of lower overdrafts experienced in the period. The changes in non-interest income from year to year are analyzed in TABLE SIX.

TABLE TWO.  YIELDS EARNED AND RATES PAID
(Dollars in thousands)

                                                                                   For The Years Ended
                                                   ---------------------------------------------------------------------------------
                                                              December 31, 1998                           December 31, 1997
                                                   ---------------------------------------------------------------------------------
                                                                                 Average                                   Average
                                                    Average                       Yield/         Average                   Yield/
                                                    Balance         Interest       Rate          Balance      Interest      Rate
                                                   ----------       -------        ----          --------     -------       ----
Total Interest Earning Assets
Loans:
    Commercial loans                               $1,013,273       $91,439        9.02%         $611,744     $57,257       9.36%
    Acceptances discounted                            131,158        12,165        9.27%          107,818      10,733       9.95%
    Overdraft                                          12,212         2,306       18.89%            6,890       1,307      18.96%
    Mortgage loans                                     11,523           949        8.24%           11,144         934       8.38%
     Installment loans                                    285            26        9.22%              325          31       9.56%
                                                   ----------       -------        ----          --------     -------       ----

Total Loans                                         1,168,451       106,885        9.15%          737,921      70,262       9.52%

Time deposits with banks                              122,278        10,989        8.99%          102,360       8,909       8.70%
Investments                                            70,916         4,903        6.91%           44,978       2,980       6.63%
Federal funds sold                                     27,307         1,484        5.43%           18,186       1,008       5.54%
                                                   ----------       -------        ----          --------     -------       ----
  Total investments and interest earning
        deposits with banks                           220,501        17,376        7.88%          165,524      12,897       7.79%
Total interest earning assets                       1,388,952       124,261        8.95%          903,445      83,159       9.20%
Total non interest earning assets                     119,100       -------        ----           104,401     -------       ----
                                                   ----------                                  ----------
Total Assets                                       $1,508,052                                  $1,007,846
                                                   ==========                                  ==========

Interest bearing liabilities

Deposits:
    Super NOW, NOW                                     15,286           271        1.77%           15,675         300       1.91%
    Money Market                                       46,342         2,177        4.70%           43,752       2,060       4.71%
    Presidential Money Market                           3,284           121        3.68%            3,385          97       2.87%
    Super Savings, Savings                              4,932           153        3.09%            4,426         139       3.14%
    Certificate of deposits (including IRA)         1,033,030        59,730        5.78%          582,933      34,463       5.91%
    Time deposits from banks (IBF)                    128,853         7,266        5.64%          127,964       6,853       5.36%
     Other                                                 18             1        2.96%               61           2       2.92%
                                                   ----------       -------        ----          --------     -------       ----

Total deposits                                      1,231,745        69,719        5.66%          778,196      43,913       5.64%

Federal funds purchased                                 3,423           197        5.77%            4,975         284       5.70%
Other borrowings                                        4,743           364        8.65%                0           0       0.00%
                                                   ----------       -------        ----          --------     -------       ----

Total interest bearing liabilities                  1,239,912        70,280        5.67%          783,171      44,197       5.64%
                                                   ----------       -------        ----          --------     -------       ----

Non interest bearing liabilities
    Demand deposits                                    69,699                                      63,921
    Other liabilities                                  89,498                                      81,443
                                                       ------                                      ------
Total non interest bearing liabilities                159,197                                     145,364
Stockholders' equity                                  108,943                                      79,311
                                                       ------                                      ------

Total liabilities and stockholder's equity         $1,508,052                                  $1,007,846
                                                   ==========                                  ==========

Net Interest income / net interest spread                           $53,981        3.28%                      $38,962       3.56%
                                                                    =======        ====                       =======       ====
Margin:
Interest income / interest earning assets                                          8.95%                                    9.20%
Interest expense / interest earning assets                                         5.06%                                    4.89%
    Net interest margin                                                            3.89%                                    4.31%
                                                            For The Years Ended
                                                   -----------------------------------
                                                             December 31, 1996
                                                   -----------------------------------
                                                                               Average
                                                   Average                      Yield/
                                                   Balance       Interest        Rate
                                                   --------       -------        ----
Total Interest Earning Assets
Loans:
    Commercial loans                               $375,054       $36,714        9.79%
    Acceptances discounted                           93,511         9,395       10.05%
    Overdraft                                         5,704         1,007       17.65%
    Mortgage loans                                   11,089           936        8.44%
     Installment loans                                  400            39        9.74%
                                                   --------       -------        ----

Total Loans                                         485,758        48,090        9.90%

Time deposits with banks                             62,404         5,751        9.22%
Investments                                          25,498         1,551        6.08%
Federal funds sold                                   23,490         1,274        5.42%
                                                   --------       -------        ----
  Total investments and interest earning
        deposits with banks                         111,392         8,576        7.70%
Total interest earning assets                       597,150        56,666        9.49%
Total non interest earning assets                    90,840       -------        ----
                                                   --------
Total Assets                                       $687,990
                                                   ========
Interest bearing liabilities

Deposits:
    Super NOW, NOW                                   16,086           516        3.20%
    Money Market                                     40,779         2,021        4.96%
    Presidential Money Market                         3,370           127        3.77%
    Super Savings, Savings                            8,636           281        3.25%
    Certificate of deposits (including IRA)         362,724        21,435        5.91%
IRA)
    Time deposits from banks (IBF)                   93,670         5,010        5.35%
     Other                                               71             3        3.67%
                                                   --------       -------        ---

Total deposits                                      525,336        29,392        5.59%

Federal funds purchased                                 240            14        5.68%
Other borrowings                                        164            10        6.29%
                                                   --------       -------        ---

Total interest bearing liabilities                  525,740        29,416        5.60%
                                                   --------       -------        ---

Non interest bearing liabilities
    Demand deposits                                  49,052
    Other liabilities                                73,229
                                                     ------
Total non interest bearing liabilities              122,281
Stockholders' equity                                 39,969
                                                     ------

Total liabilities and stockholder's equity         $687,990
                                                   ========

Net Interest income / net interest spread                         $27,250        3.89%
                                                                  =======        ====
Margin:
Interest income / interest earning assets                                        9.49%
Interest expense / interest earning assets                                       4.93%
    Net interest margin                                                          4.56%

TABLE THREE.  YIELDS EARNED - DOMESTIC AND FOREIGN EARNING ASSETS
(Dollars in thousands)

                                                    December 31, 1998                               December 31, 1997
                                            ----------------------------------------------------------------------------------------
                                                                                % of                                         % of
                                                                                Total                                        Total
                                            Average                Average     Average     Average                Average   Average
                                            Balance     Interest  Yield/Rate   Assets      Balance    Interest   Yield/Rate  Assets
                                            ----------------------------------------------------------------------------------------
Total Interest Earning Assets
  Loans:
     Domestic                                 $249,027    $25,155     10.1%     16.5%      $175,209   $18,240      10.4%    17.4%
     Foreign                                   919,424     81,730      8.9%     61.0%       562,712    52,022       9.2%    55.8%
                                            ----------------------------------------------------------------------------------------
  Total Loans                               $1,168,451   $106,885      9.1%     77.5%      $737,921   $70,262       9.5%    73.2%


Investment and time deposits with banks
     Domestic                                   71,751      3,924      5.5%      4.8%        45,786     2,487       5.4%     4.5%
     Foreign                                   148,750     13,452      9.0%      9.9%       119,738    10,410       8.7%    11.9%
                                            ----------------------------------------------------------------------------------------
Total investments and interest earning         220,501     17,376      7.9%     14.6%       165,524    12,897       7.8%    16.4%
with banks

Total interest earning assets               $1,388,952   $124,261      8.9%     92.1%      $903,445   $83,159       9.2%    89.6%

Total non interest earning assets              119,100                           7.9%       104,401                         10.4%

Total Assets                                $1,508,052                         100.0%    $1,007,846                        100.0%
                                                    December 31, 1996
                                            ----------------------------------------
                                                                              % of
                                                                              Total
                                              Average              Average   Average
                                              Balance   Interest  Yield/Rate  Assets
                                            ----------------------------------------
Total Interest Earning Assets
  Loans:
     Domestic                               $156,453   $17,172     11.0%     22.7%
     Foreign                                 329,305    30,918      9.4%     47.9%
                                            ----------------------------------------
  Total Loans                               $485,758   $48,090      9.9%     70.6%


Investment and time deposits with banks
     Domestic                                 44,655     2,416      5.4%      6.5%
     Foreign                                  66,737     6,160      9.2%      9.7%
                                            ----------------------------------------
Total investments and interest earning       111,392     8,576      7.7%     16.2%
with banks

Total interest earning assets               $597,150   $56,666      9.4%     86.8%

Total non interest earning assets             90,840                         13.2%

Total Assets                                $687,990                        100.0%

TABLE FOUR.  RATE VOLUME ANALYSIS
(Dollars in thousands)

                                                          Year Ended December 31, 1998             Year Ended December 31, 1997
                                                             Compared to Year Ended                   Compared to Year Ended
                                                                  December 31,                             December 31,
                                                                      1997                                     1996
                                                                Changes Due To:                           Changes Due To:
                                                     ------------------------------------      ------------------------------------
Increase (decrease) in net interest income due to:    Volume         Rate          Total        Volume         Rate          Total
                                                     --------      --------      --------      --------      --------      --------
Loans:
  Commercial loans                                   $ 37,582      $ (3,400)     $ 34,182      $ 23,169      $ (2,625)     $ 20,544
  Acceptances discounted                                2,323          (891)        1,432         1,438          (100)        1,338
  Overdrafts                                            1,009           (10)          999           209            91           300
  Mortgage loans                                           32           (17)           15             5            (6)           (1)
  Installment loans                                        (4)           (1)           (5)           (7)           (1)           (8)
Investments:
  Time deposits with other banks                        1,734           346         2,080         3,682          (524)        3,158
  Investment securities                                 1,719           204         1,923         1,185           244         1,429
  Federal funds sold                                      505           (29)          476          (288)           21          (267)
                                                     --------      --------      --------      --------      --------      --------

Total earning assets                                   44,900        (3,798)       41,102        29,393        (2,900)       26,493

Deposits:
  Super NOW, NOW                                           (7)          (22)          (29)          (13)         (203)         (216)
  Money market                                            122            (5)          117           147          (108)           39
  Presidential money market                                (3)           27            24             1           (31)          (30)
  Super savings, savings                                   16            (2)           14          (137)           (5)         (142)
  Certificates of deposits                             13,027        12,240        25,267        13,027          --          13,027
  Time deposits with banks (IBF)                           48           365           413         1,834             9         1,843
  Other                                                    (1)         --              (1)         --              (1)           (1)
  Federal funds purchased                                 (88)            2           (86)          271            (1)          270
  Other borrowings                                        364          --             364           (10)         --             (10)
                                                     --------      --------      --------      --------      --------      --------

Total interest-bearing liabilities                   $ 13,478      $ 12,605      $ 26,083      $ 15,120      $   (340)     $ 14,780
                                                     --------      --------      --------      --------      --------      --------

Change in net interest income                        $ 31,422      $(16,403)     $ 15,019      $ 14,273      $ (2,560)     $ 11,713
                                                     ========      ========      ========      ========      ========      ========

TABLE FIVE.  RATE VOLUME ANALYSIS - DOMESTIC AND FOREIGN
(Dollars in thousands)

                                                                Compared to Year Ended                 Compared to Year Ended
                                                                     December 31,                            December 31,
                                                                         1997                                    1996
                                                                    Changes Due To:                        Changes Due To:
                                                          ----------------------------------      ----------------------------------
Increase (decrease) in net interest income due to:        Volume         Rate         Total       Volume         Rate         Total
                                                          -------      -------       -------      -------      -------       -------
Loans:
  Domestic                                                $ 7,685      $  (770)      $ 6,915      $ 2,047      $  (954)      $ 1,093
  Foreign                                                  32,978       (3,270)       29,708       21,797         (720)       21,077
Investments and time deposits with banks:
  Domestic                                                  1,410           27         1,437           61           10            73
  Foreign                                                   2,522          520         3,042        4,892         (642)        4,250
                                                          -------      -------       -------      -------      -------       -------

Total earning assets                                      $44,595      $(3,493)      $41,102      $28,797      $(2,306)      $26,493
                                                          =======      =======       =======      =======      =======       =======

TABLE SIX.  NON-INTEREST INCOME
(Dollars in thousands)

                                                                                  For the Year Ended December 31,
                                                               ---------------------------------------------------------------------
                                                                             1996 to 1997                    1997 to 1998
                                                                 1996          % Change          1997          % Change        1998
                                                               -------           ----          -------            ---        -------
Trade finance fees and commissions                             $ 9,325           36.9%         $12,768            2.6%       $13,101
Structuring and syndication fees                                   138         1737.0%           2,535           32.2%         3,352
Customer service fees                                            1,252         -43.1%              713         -22.0%            556
Other                                                              270           57.8%             426           27.7%           544
                                                               -------           ----          -------            ---        -------

Total non-interest income                                      $10,985           49.7%         $16,442            6.8%       $17,553
                                                               =======           ====          =======            ===        =======

OPERATING EXPENSES

Operating expenses increased to $28.1 million for the year ended December 31, 1998 from $23.4 million for the same period in 1997, a 20 percent increase. The growth in expenditures was primarily to support revenue growth. A discussion of the significant components of noninterest expense in 1998 compared to 1997 is as follows: employee compensation and benefits increased to $14.5 million for the year ended December 31, 1998 from $13.2 million for the same period in 1997, a 10 percent increase. This was primarily due to an increase in the number of employees to 264 at December 31, 1998 from 250 at the same period in 1997. The majority of the employees were added to support the Puerto Rico branch and other areas within the bank. There were also salary increases for existing personnel. Occupancy expenses increased to $4.2 million for the year ended December 31, 1998 from $3.3 million for the same period in 1997, a 27 percent increase as a result of the additional branches. Other expenses increased to $9.3 million for the year ended December 31, 1998 from $7.0 million for the same period in 1997, primarily due to the increase in legal expense as a result of various litigation actions commenced by or against the Company in 1998. The Company's efficiency ratio experienced a favorable decrease to 39 percent in 1998 from 42.3 percent in 1997. The changes in operating expenses from year to year are analyzed in TABLE SEVEN.

The Company's income tax expense for 1998 was $12.0 million, for an effective tax rate of 36 percent of pretax income. Income tax expense for 1997 was $9.1 million for an effective rate of 36 percent. The decrease in the effective tax rate is the result of a state income tax refund for prior year filings. The year to year increase of income tax expense was the result of the 35 percent increase in pretax income. As the Company increases its foreign loans and investments in relation to total assets these activities are not taxable in the State of Florida thus reducing the overall effective tax rate. NOTE SIX of the consolidated financial statements includes an analysis of the components of the provision for income taxes.

TABLE SEVEN.  OPERATING EXPENSES
(Dollars in thousands)

                                                                                     For the Year Ended December 31,
                                                               ---------------------------------------------------------------------
                                                                            1996 to 1997                  1997 to 1998
                                                                1996           % Change       1997          % Change           1998
                                                               -------           ----        -------           ----          -------
Employee compensation and benefits                             $10,935           20.4%       $13,162           10.4%         $14,527
Occupancy and equipment                                          2,907           11.8%         3,251           30.1%           4,229
Other operating expenses                                         5,341           29.2%         6,902           12.1%           7,736
Legal Expense                                                      447          -75.8%           108         1382.4%           1,601
                                                               -------           ----        -------           ----          -------

Total Operating Expenses                                       $19,630           19.3%       $23,423           19.9%         $28,093
                                                               =======           ====        =======           ====          =======

YEAR 2000

The ability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year after 1999 is commonly referred to as the "Year 2000" compliance issue. The Year 2000 issue is the result of computer programs and equipment which are dependent on "embedded chip technology" using two digits rather than four to define the applicable year. Any of the Company's computer programs or equipment that are date dependent may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, or a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company began the process of assessing and preparing its computer systems and applications to be functional on January 1, 2000 in June 1996. The Company has also been communicating with third parties which it interfaces with, such as customers, counter parties, payment systems, vendors and others to determine whether they will be functional on or before January 1, 2000.

The Company has provided compliance certification questionnaires to each of its customers in order to determine their ability to be Year 2000 compliant. The Company has amended its Credit Policy Manual to require the Company to terminate business with a customer unless the Company is assured that such customer is or will be Year 2000 compliant in the near future, except in such instances where the customer's failure to be Year 2000 compliant will not, either individually or in the aggregate, have a material adverse effect on the Company. If a customer does not respond to the questionnaire or if its response does not provide the Company with adequate assurance that such customer's failure to be Year 2000 compliant would not have a material adverse effect on the Company, the Company will not renew its current relationship with that customer. Since 70 percent of the loan portfolio matures within 365 days, the majority of the portfolio would be subject to the amended credit policy. There can be no assurance that the parties mentioned above will become Year 2000 compliant on a timely basis. We believe that the process of modifying all mission critical applications of the Company will continue as planned and expect all of the testing, changes and verifications by June 30, 1999 as dictated by FFIEC guidelines.

Research to verify compatibility of counter parties, payment systems, vendors and others has been conducted. These systems were divided into critical and non-critical categories. The Company expects to have all testing, changes and verification on the critical systems completed by June 30, 1999 as dictated by FFIEC guidelines. The non-critical systems will continue to be reviewed and tested and management will determine if changes or replacement is deemed necessary.

Concurrently, the Company is in the process of upgrading its computers systems to accommodate the growth of the past two years. These new systems when installed are Year 2000 compliant. We believe the total costs relating exclusively to Year 2000 compliance will be approximately $250,000, which amount is not material to the Company's financial position or results of operations. To date, the Company has incurred approximately $100,000 of these estimated expenses. Any purchased hardware or software in connection with this process will be capitalized in accordance with normal Company policy. Personnel and all other costs are being expensed as incurred

The costs and dates on which the Company plans to complete the Year 2000 process are based on our best estimates. However, there can be no assurance that these estimates will be achieved and actual results could differ.

1997 COMPARED TO 1996

NET INTEREST INCOME

Net interest income increased to $39.0 million for the year ended December 31, 1997 from $27.2 million for the same period in 1996, a 43 percent increase. The increase was due largely to the growth in average earning assets offset, to some extent, by a decrease in net interest margin. Average earning assets increased to $903.4 million for the year ended December 31, 1997 from $597.2 million for the same period in 1996, a 51 percent increase while yields earned on average assets decreased by 29 basis points comparing the same period. Average loans and acceptances discounted increased to $737.9 million for the year ended December 31, 1997 from $485.8 million for the same period in 1996, a 52 percent increase, while average interest earning deposits due from other banks increased to $102.4 million for the year ended December 31, 1997 from $62.4 million for the same period in 1996, a 64.1 percent increase. Net interest margin decreased to 4.31 percent for the year ended December 31, 1997 from 4.56 percent for the same period in 1996, a 25 basis point decrease. The primary reasons for this decrease were (i) loan yields relative to reference rates decreased in certain countries in the Region as a result of perceived economic stability and lower credit risk,
(ii) loans to larger corporate and bank customers, which command more competitive pricing and (iii) excess liquidity in the Region.

Interest income increased to $83.2 million for the year ended December 31, 1997 from $56.7 million for the same period in 1996, a 47 percent increase, reflecting an increase in loans in the Region and the United States, partially offset by a decrease in prevailing interest rates and a tightening of loan spreads in the Region as discussed above. Interest expense increased to $44.2 million for the year ended December 31, 1997 from $29.4 million for the same period in 1996, a 50 percent increase, reflecting the increase in deposits to fund asset growth and 5 basis points increase in interest rates paid. Average interest-bearing deposits increased to $778.2 million for the year ended December 31, 1997 from $525.3 million for the same period in 1996, a 48 percent increase. The growth in deposits was primarily a result of the Company increasing its core deposit base from its expanding branch network as well as its international customers. The Company's time deposits due from banks also increased to $128.0 million for the year ended December 31, 1997 from $93.7 million for the same period in 1996.

An analysis of the Company's yields earned and average loan balances segregating domestic and foreign earning assets is presented in TABLE THREE. The yields earned on domestic loans have decreased by 50 basis points to 10.4 percent from 11 percent.

PROVISION FOR CREDIT LOSSES

The Company's provision for credit-losses increased to $7.0 million for the year ended December 31, 1997 from $3.0 million for the same period in 1996. This $4.0 million increase was largely to support the 80 percent loan portfolio growth. Net loan chargeoffs during the year ended December 31, 1997 amounted to $2.4 million compared to $1.8 million for the year 1996. The allowance for credit losses was increased to $10.3 million at December 31, 1997 from $5.7 million for the end of the fiscal year 1996, an 81 percent increase. The ratio of the allowance for credit losses to total loans remained the same at 1.07 percent at December 31, 1997 and 1996. A more detailed review of the provision for credit losses is presented in TABLE SEVENTEEN through TABLE TWENTY.

NON-INTEREST INCOME

Non-interest income increased to approximately $16.4 million for the year ended December 31, 1997 from $11.0 million for the same period in 1996, a 49 percent increase. Trade finance fees and commissions increased by $3.4 million due largely to higher letters of credit volume, which registered an increase of 20 percent in overall volume in 1997 relative to 1996. In addition, lending facility fees increased by $1.2 million during the year ended December 31, 1997 compared to 1996 as a result of the growth in loans. Structuring and syndication fees increased by $2.4 million as a result of various structuring and syndication transactions completed during the year compared to almost a flat year for 1996. The globalization of investments in the region created more structuring and syndication opportunities. Customer service fees decreased by $538 thousand as a result of lower overdrafts experienced in the period. The changes in non-interest income from year to year are analyzed in TABLE SIX.

OPERATING EXPENSES

Operating expenses increased to $23.4 million for 1997 from $19.6 million for 1996, a 19.3 percent increase. The growth in expenditures was primarily to support revenue growth. A discussion of the significant components of noninterest expense in 1997 compared to 1996 is as follows: Employee compensation and benefits increased to $13.2 million for 1997 from $10.9 million for 1996, a 20.4 percent increase. This was primarily due to an increase in the number of employees to 250 at December 31, 1997 from 220 at December 31, 1996, the majority of the employees were added to support the two branches opened during 1997 as well as salary increases for existing personnel. Occupancy expenses increased slightly to $3.3 million from $2.9 million as a result of the two new branches. Other expenses increased to $7.0 million for 1997 from $5.8 million for 1996, primarily due to a loss realized as a result of a default on a loan in which inventory was acquired in 1996 and fully liquidated in 1997. As a result of the enactment of the Federal Deposit Insurance Funds Act of 1996 on September 30, 1996, commercial banks are now required to pay part of the interest on the Financing Corporation ("FICO") bonds issued to deal with the savings and loan crisis of the late 1980's. The Company's efficiency ratio experienced a favorable decrease to 42.3 percent from 51.3 percent for 1997 and 1996, respectively. The changes in operating expenses from year to year are analyzed in TABLE SEVEN.

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

Total consolidated assets increased 27 percent, or $365.4 million for the year ended December 31, 1998, which included an increase of $383.7 million in interest earning assets and a decrease of $18.3 million in non-interest earning assets. The increase in consolidated assets reflects increases of $211.3 million in net loans and $86.5 million in interest-earning deposits with other banks. These increases were principally funded by deposits from the branch network, time deposits due to banks and deposits due to other financial institutions as well as increases in retained earnings. The Company opened a branch in Puerto Rico during the first quarter to further support asset growth.

CASH, DEMAND DEPOSITS WITH OTHER BANKS AND FEDERAL FUNDS SOLD

Cash, demand deposits with other banks and federal funds sold are considered cash and cash equivalents. Balances of these items fluctuate daily depending on many factors which include or relate to the particular banks that are clearing funds, loan payoffs, deposit gathering and reserve requirements. Cash, demand deposits with other banks and federal funds sold were $111.8 million at December 31, 1998 compared to $91.4 million at December 31, 1997.

INTEREST-EARNING DEPOSITS WITH OTHER BANKS AND SECURITIES

Interest-earning deposits with other banks increased to $200.2 million at December 31, 1998 from $113.7 million at December 31, 1997. As part of its overall liquidity management process, the Company places funds with foreign correspondent banks. These placements are typically short-term, typically 180 days or less. The purpose of these placements is to obtain an enhanced return on high quality short-term instruments and to solidify existing relationships with correspondent banks. The banks with which placements are made and the amount placed are currently approved by the Bank's Asset Liability Committee. In addition, this Committee reviews adherence with internal interbank liability policies and procedures. As indicated in TABLE EIGHT these interest-earning deposits with other banks are well-diversified throughout the Region and in other countries. The level of such deposits has grown as the overall assets of the Company have increased during the year ended December 31, 1998. The short-term nature of these deposits allows the Company the flexibility to redeploy these assets into higher yielding loans which are largely related to the financing of trade.

Investment securities increased to $115.0 million at December 31, 1998 from $54.6 million at December 31, 1997. The increase has been primarily in U.S. Government Agency Mortgage backed securities classified as held to maturity. These securities diversify the Company's portfolio, are eligible collateral for securing public funds and qualify as community Reinvestment Act investment. During the year the Company also invested $15 million in investment grade perpetual subordinated euronotes of multinational banks. These investments further diversify the portfolio and are eligible as collateral for overnight investments.

NOTE TWO of the consolidated financial statements reports amortized fair value and maturity information on the securities portfolio.

TABLE EIGHT.  INTEREST-EARNING DEPOSITS WITH OTHER BANKS
(Dollars in thousands)

       Country                               December 31, 1998
       Ecuador                                         $43,394
       Brazil                                           24,741
       Bahamas (1)                                      23,000
       Suriname                                         20,000
       Dominican Republic                               16,035
       Argentina                                        14,633
       Jamaica                                          12,060
       Germany                                          10,000
       Grand Cayman                                     10,000
       Panama                                            7,900
       British West Indies                               6,640
       Bolivia                                           5,000
       Honduras                                          5,000
       Nicaragua                                         1,000
       United States                                       800
                                                      --------
       Total                                          $200,203
                                                      ========


(1) Consists of placements in the Bahamas branch of a multinational financial institution.

LOAN PORTFOLIO

The Company's loan portfolio increased by $214.7 million, or 22 percent, during the year ended December 31, 1998 in relation to December 31, 1997. This was due to management's ability to increase lending to its existing customer base. In addition, the growth also reflected the overall increased economic trade activity throughout the Region. At December 31, 1998 commercial-domestic loans increased by $109.6 million, commercial foreign loans increased by $85.9 million and government and official institutions increased by $37.5 million from the balances at December 31, 1997. Details on the loans by type are shown in TABLE NINE below. At December 31, 1998 approximately 30 percent of the Company's portfolio consisted of loans to domestic borrowers and 70 percent of the Company's portfolio consisted of loans to foreign borrowers. The Company's loan portfolio is relatively short-term, as approximately 60 percent of loans at December 31, 1998 were short-term trade finance loans with average maturities of approximately 180 days as detailed on TABLE TEN.

The Company's loan portfolio is an important source of liquidity since the Company's predominant business, international trade finance, is self liquidating in nature and a significant part of the loans and extensions of credit mature within one year. The term to maturity of the Company's loans at December 31, 1998 are shown on TABLE TEN.

TABLE NINE.  LOANS BY TYPE
(In thousands)

                                                                      Years Ended December 31,
                                            --------------------------------------------------------------------------
                                               1998            1997            1996            1995            1994
                                            ----------      ----------      ----------      ----------      ----------
Domestic:

Commercial (1)                              $  289,032      $  179,435      $  110,322      $   96,511      $   66,413
Acceptances discounted                          56,706          45,153          23,314          33,059          42,764
Residential mortgages                           10,494          12,008          10,610          11,363          11,050
Installment                                        232             238             428             345             334
                                            ----------      ----------      ----------      ----------      ----------
Subtotal Domestic                              356,464         236,834         144,674         141,278         120,561

Foreign:

Banks and other financial institutions         304,011         349,643         129,376         136,681          96,563
Commercial and industrial (1)                  405,819         319,925         179,824          81,433          77,897
Acceptances discounted                          72,597          55,301          80,935          62,838          19,962
Government and official institutions            40,639           3,091             750             750             550
                                            ----------      ----------      ----------      ----------      ----------
Subtotal Foreign                               823,066         727,960         390,885         281,702         194,972
                                            ----------      ----------      ----------      ----------      ----------
Total loans                                 $1,179,530      $  964,794      $  535,559      $  422,980      $  315,533
                                            ==========      ==========      ==========      ==========      ==========

(1) Includes pre-export financing, warehouse receipts and refinancing of letters of credits.

TABLE TEN.  LOAN MATURITIES
(In thousands)

                                               As of December 31, 1998 (1)
                                                     Mature
                                    Mature        After One But       Mature
                                    Within           Within         After Five
                                   One Year        Five Years         Years            Total
                                  ----------       ----------       ----------       ----------
Domestic loans:
  Commercial and Industrial       $  210,938       $   58,751       $   19,343       $  289,032
  Acceptances discounted              56,706             --               --             56,706

Foreign loans:
  Commercial and Industrial          458,207          248,912           43,350          750,469
  Acceptances discounted              71,061            1,536             --             72,597
                                  ----------       ----------       ----------       ----------
Total                             $  796,912       $  309,200       $   62,693       $1,168,805
                                  ==========       ==========       ==========       ==========

Fixed                             $  546,552       $  242,113       $   55,972       $  844,637
Adjustable                           250,360           67,086            6,721          324,167
                                  ----------       ----------       ----------       ----------

Total fixed and adjustable        $  796,912       $  309,199       $   62,693       $1,168,804
                                  ==========       ==========       ==========       ==========



(1) Does not include mortgage loans and installment loans in the aggregate amount of $10.7 million.

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

At December 31 1998 approximately 34.6 percent in principal amount of the Company's loans were outstanding to borrowers in five countries other than the United States: Panama (10.1 percent), Guatemala (10.1 percent), Brazil (5.1 percent), Honduras (5.1 percent) and Peru (4.2 percent).

TABLE ELEVEN.  LOANS BY COUNTRY
(Dollars in thousands)

                                    At December 31,
                                    1998                    1997                    1996
                                          % of                    % of                     % of
                                          Total                   Total                    Total
Country                      Amount       Loans       Amount      Loans         Amount     Loans
                           ----------    ------     ----------    ------     ----------    ------
United States              $  356,464     30.22%    $  236,834     24.55%    $  144,674     27.01%
Argentina                      38,171      3.24%        58,477      6.06%        35,241      6.58%
Bolivia                        20,816      1.76%        38,058      3.94%        15,815      2.95%
Brazil                         60,685      5.14%        58,040      6.02%        27,255      5.09%
British West Indies (2)          --        0.00%          --        0.00%        14,740      2.75%
Colombia (2)                   43,793      3.71%        23,768      2.46%          --        0.00%
Dominican Republic             29,563      2.51%        40,161      4.16%         9,450      1.76%
Ecuador                        46,917      3.98%        74,485      7.72%        29,799      5.56%
El Salvador                    37,196      3.15%        40,306      4.18%        28,472      5.32%
Guatemala                     119,227     10.11%        91,178      9.45%        79,483     14.84%
Honduras                       59,564      5.05%        59,439      6.16%        24,277      4.53%
Jamaica (2)                    29,066      2.46%          --        0.00%        10,971      2.05%
Mexico                         25,250      2.14%          --        0.00%
Panama                        119,615     10.14%        77,295      8.01%        50,553      9.44%
Peru                           49,382      4.19%        68,094      7.06%        26,658      4.98%
Russia                           --        0.00%        17,500      1.81%          --        0.00%
Suriname                       21,868      1.85%
Venezuela                      19,756      1.67%        16,299      1.69%        10,245      1.91%
Other (1)                     102,197      8.66%        64,860      6.72%        27,926      5.21%
                           ----------    ------     ----------    ------     ----------    ------

Total                      $1,179,530    100.00%    $  964,794    100.00%    $  535,559    100.00%
                           ==========    ======     ==========    ======     ==========    ======


(1) Other consists of loans to borrowers in countries in which loans did not exceed 1 percent of total loans.

(2) These Countries had loans which did not exceed 1 percent of total loans in the periods indicated.

At December 31, 1998 approximately 30.6 percent in cross-border outstanding were due from borrowers in five countries other than the United States: Guatemala (7.7 percent), Panama (7.0 percent), Brazil (5.9 percent), Ecuador (5.9 percent) and Honduras (4.1 percent).


TABLE TWELVE.  TOTAL CROSS-BORDER OUTSTANDING BY COUNTRY AND TYPE
(Dollars in million)

                                                      At December 31,
                                        % of                    % of                     % of
                                       Total                    Total                    Total
                           1998        Assets       1997        Assets       1996        Assets
                          ------       ------      ------       ------      ------       ------
Argentina                     59          3.5%     $   69          5.2%     $   58          7.7%
Bolivia                       26          1.5%         44          3.3%         27          3.6%
Brazil                       100          5.9%         85          6.3%         36          4.7%
British West Indies           36          2.1%         11          0.8%         11          1.5%
Colombia                      54          3.2%         24          1.8%          6          0.8%
Costa Rica (2)                16          0.9%       --           --          --           --
Dominican Republic            48          2.8%         39          2.9%          6          0.8%
Ecuador                      100          5.9%         90          6.7%         35          4.6%
El Salvador                   52          3.1%         46          3.4%         32          4.2%
Guatemala                    131          7.7%         92          6.9%         96         12.7%
Honduras                      69          4.1%         52          3.9%         33          4.4%
Jamaica                       40          2.4%         32          2.4%         22          2.9%
Mexico (2)                    25          1.5%       --           --          --           --
Nicaragua (2)                 15          0.9%         12          0.9%       --            0.0%
Panama                       119          7.0%         72          5.4%         41          5.4%
Peru                          56          3.3%         74          5.5%         26          3.4%
Russia (2)                  --           --            17          1.3%       --            0.0%
Suriname (2)                  27          1.6%       --           --          --           --
Venezuela (2)                 19          1.1%       --            0.0%         10          1.3%
Other (1)                     83          4.9%         39          2.9%         17          2.3%
                          ------       ------      ------       ------      ------       ------

Total                     $1,075         63.4%     $  798         59.6%     $  456         60.3%
                          ======       ======      ======       ======      ======       ======

(1) Other consists of cross-border outstanding to countries in which such cross-border outstanding did not exceed 0.75 percent of the Company's total assets at any of the period indicated.

(2) These countries had cross-border outstanding which did not exceed .75 percent of total assets at any of the period indicated.

TOTAL CROSS-BORDER OUTSTANDINGS BY TYPE

                                                      At December 31,
                                              1998         1997         1996
                                             ------       ------       ------
Government and official institutions         $   73       $   25       $    1
Banks and other financial institutions          498          442          161
Commercial and industrial                       418          275          213
Acceptances discounted                           86           56           81
                                             ------       ------       ------
Total                                        $1,075       $  798       $  456
                                             ======       ======       ======



DUE FROM CUSTOMERS ON BANKERS' ACCEPTANCES AND DEFERRED PAYMENT LETTERS OF
CREDIT.

Due from customers on bankers' acceptances and deferred payment letters of credit were $75.6 million and $6.5 million, respectively, at December 31, 1998 compared to $95.3 million and $8.4 million, respectively, at December 31, 1997. These assets represent a customer's liability to the Company while the Company's corresponding liability to third parties is reflected on the balance sheet as "Bankers Acceptances Outstanding" and "Deferred Payment Letters of Credit Outstanding".

DEPOSITS

The primary sources of Company's domestic time deposits are its seven Bank branches located in Florida and one in Puerto Rico. The Company has three Bank branches in Miami, one in Tampa, Winter Haven, Sarasota and West Palm Beach. The Company has opened a branch in San Juan, Puerto Rico in the first quarter of fiscal 1998. In pricing its deposits, the Company analyzes the market carefully, attempting to price its deposits competitively with the larger financial institutions in the area. TABLE TWO provides information on average deposit amounts and rates paid to each deposit category. Total deposits were $1,477.1 million at December 31, 1998 compared to $1,135.0 million at December 31, 1997.

Average interest bearing deposits increased by 58.3 percent to $1,231.7 million at December 31, 1998 from $778.2 million at December 31, 1997. During the year the Company also increased deposits from other financial institutions. In addition, the Company obtained deposits from the State of Florida as the Bank is a qualified public depository pursuant to Florida law and has also obtained approximately $75.5 million of brokered deposits participated out by the broker in denominations of less than $100,000 through a retail certificate of deposit program. These deposits were used to further diversify the Company's deposit base and as a cost effective alternative for the short term funding needs of the Company.

 OTHER BORROWINGS

The Company entered into two transactions in which foreign debt securities were purchased using proceeds from the other borrowings described in Note 7 to the Consolidated Financial Statements. The securities collaterize the borrowings. The borrowings and the related securities mature at the same time.

TRUST PREFERRED SECURITIES

Trust Preferred Securities increased by $11 million as a result of the issuance of Beneficial Unsecured Securities, of Series A (the "Preferred Securities") out of a guarantor trust at a rate of 9.75 percent. The Preferred Securities are considered Tier I capital for regulatory purposes.

In addition, on January 14, 1999, the Trust issued an additional $1.7 million of Preferred Securities upon the exercise of an over-allotment option by the underwriter. See Note 8 of the Consolidated Financial Statements on page 57 for further details.

TABLE THIRTEEN reports maturity periods of certificate of deposits of $100,000 and greater.

TABLE THIRTEEN. MATURITIES OF AND AMOUNTS OF CERTIFICATES OF DEPOSITS AND OTHER TIME DEPOSITS $100,000 OR MORE


(In thousands)

                                     Certificates            Other Time
                                      of Deposit            Deposits-IBF
                                   $100,000 or More       $100,000 or More            Total
Three months or less                   $180,883               $ 55,321               $236,204
Over 3 through 6 months                 138,528                  1,900                140,428
Over 6 through 12 months                185,366                   --                  185,366
Over 12 months                           25,596                   --                   25,596
                                       --------               --------               --------
Total                                  $530,373               $ 57,221               $587,594
                                       ========               ========               ========



OFF-BALANCE SHEET

CONTINGENCIES

In the normal course of business, the Company utilizes various financial instruments with off-balance sheet risk to meet the financing needs of its customers, including commitments to extend credit, commercial letter of credit, shipping guarantees, standby letters of credit and forward foreign exchange contracts.

TABLE FOURTEEN reports the total volume and average monthly volume of the Company's export and import letters of credit for the periods indicated. The letter of credit volume decreased by 10 percent to $746.8 million from $819.5 million as a result of shifts toward more on-balance sheet financing.



TABLE FOURTEEN.  CONTINGENCIES - COMMERCIAL LETTERS OF CREDIT
(In thousands)

                                                                 Year Ended December 31,
                                          1998                           1997                          1996
                                                  Average                        Average                       Average
                                    Total         Monthly         Total          Monthly        Total          Monthly
                                    Volume        Volume          Volume         Volume         Volume         Volume

Export Letters of Credit (1)       $397,683       $ 33,140       $424,748       $ 35,396       $369,367       $ 30,781
Import Letters of Credit (1)        349,099         29,092        394,758         32,897        312,964         26,080
                                   --------       --------       --------       --------       --------       --------

Total                              $746,782       $ 62,232       $819,506       $ 68,293       $682,331       $ 56,861
                                   ========       ========       ========       ========       ========       ========



(1) Represents certain contingent liabilities not reflected on the Company's balance sheet.

The Company provides letter of credit services globally. TABLE FIFTEEN sets forth the distribution of the Company's contingent liabilities by country of the applicant and issuing bank for import and export letters of credit, respectively. As shown by the table, contingent liabilities decreased by 35 percent to $128.7 million at December 31, 1998 from December 31, 1997 as a result of shifts toward more on-balance sheet financing.

TABLE FIFTEEN.  CONTINGENT LIABILITIES (1)
(In thousands)

                                     At December 31,
                           1998           1997           1996
                         --------       --------       --------
Argentina (3)            $  1,680       $   --         $  7,095
Bolivia                     3,890          3,883          4,401
Brazil                       --            4,123          4,770
Colombia (3)                 --            3,936           --
Costa Rica (3)              2,846          3,168           --
Dominican Republic          7,015          4,759          2,719
Ecuador                     3,703         17,839          1,858
El Salvador                 1,995          3,837          5,616
Guatemala                  26,132         11,577         13,981
Guayana                     2,374           --             --
Haiti (3)                   2,088          7,857           --
Honduras                    2,427          5,550          8,315
Jamaica (3)                  --             --            1,556
Nicaragua                    --            3,386          1,414
Panama                     14,538         12,439          9,803
Paraguay                    1,961          2,395          5,105
Peru                         --            5,566          5,864
Suriname                   11,690           --             --
Switzerland                 1,588           --             --
United States              39,415         94,629         55,991
Venezuela (3)                --             --             --
Other (2)                   5,374         13,139          3,224
                         --------       --------       --------
Total                    $128,716       $198,083       $131,712
                         ========       ========       ========


(1) Includes export and import letters of credit, standby letters of credit and letters of indemnity.

(2) Other includes those countries in which contingencies represent less than 1 percent of the Company's total contingencies at each of the above dates.

(3) These countries had contingencies, which did not exceed 1 percent of the Company's total contingencies during the period indicated.

LIQUIDITY

The Company seeks to manage its assets and liabilities to reduce the potential adverse impact on net interest income that might result from changes in interest rates through systematic monitoring of maturity mismatches. The Company's investment decision-making takes into account not only the rates of return and their underlying degree of risk, but also liquidity requirements, including minimum cash reserves, withdrawal and maturity of deposits and additional demand for funds. For any given period, the pricing structure is matched when an equal amount of assets and liabilities reprice. An excess of assets or liabilities over these matched items results in a gap or mismatch, as shown on TABLE SIXTEEN. A positive gap denotes asset sensitivity and normally means that an increase in interest rates would have a positive effect on net interest income while a decrease in interest rates would have a negative effect on net interest income. However, because different types of assets and liabilities with similar maturities may reprice at different rates or may otherwise react differently to changes in overall market rates or conditions, changes in prevailing interest rates may not necessarily have such effects on net interest income. All of the Company's assets and liabilities are denominated in dollars and therefore the Company has no material foreign exchange risk.

Cash and cash equivalents were $111.8 million on December 31, 1998, an increase from $91.4 million from December 31, 1997. During 1998, net cash provided by operating activities was $114.2 million, net cash used in investing activities was $455.0 million and net cash provided by financing activities was $361.2 million. For further information on cash flows, see the Consolidated Statement of Cash Flows on page 47 in the Consolidated Financial Statements.

The Company's principal sources of liquidity and funding are its diverse deposit base and the sales of bankers' acceptances as well as loan participations. The level and maturity of deposits necessary to support the Company's lending and investment activities is determined through monitoring loan demand and through its asset/liability management process. The other borrowings mentioned in the balance sheet review and in Note Seven of the Financial Statements were a result of a security transaction. The trust preferred offering completed December 28, 1998 will provide adequate liquidity for the next year so that management does not consider the request by the Federal Reserve that was mentioned in Part I
Item 1 of this document to have a material effect on the operations for the remainder of calendar year 1999. Considerations in managing the Company's liquidity position include, but is not limited to, scheduled cash flows from existing assets, contingencies and liabilities, as well as projected liquidity needs arising from anticipated extensions of credit. Furthermore, the liquidity position is monitored daily by management to maintain a level of liquidity conducive to efficient operations and is continuously evaluated as part of the asset/liability management process.

Historically, the Company has increased its level of deposits to allow for its planned asset growth. Customer deposits have increased through the branch network, and private banking customers, as well as deposits related to the trade activity. The majority of the Company's deposits are short-term and closely match the short-term nature of the Company's assets. At December 31, 1998 interest-earning assets maturing within 180 days were $1,022 million, representing 65 percent of total earning assets. The short-term nature of the loan portfolio and the fact that a portion of the loan portfolio consists of bankers' acceptances provides additional liquidity to the Company. Liquid assets at December 31, 1998 were $353 million, 21 percent of total assets, and consisted of cash and cash equivalents, due from banks-time and foreign treasury bills. At December 31, 1998 the Company had been advised of $94.5 million in available interbank funding.

TABLE SIXTEEN presents the projected maturities or interest rate adjustments of the Company's earning assets and interest-bearing funding sources based upon the contractual maturities or adjustment dates at December 31, 1998. The interest-earning assets and interest-bearing liabilities of the Company and the related interest rate sensitivity gap given in the following table may not be reflective of positions in subsequent periods.

TABLE SIXTEEN.  INTEREST RATE SENSITIVITY REPORT
(Dollars in thousands)

                                                                                   December 31, 1998
                                              --------------------------------------------------------------------------------------
                                              0 to 30     31 to 90    91 to 180   181 to 365     1 to 5      Over 5
                                                Days        Days        Days         Days        Years        Years        Total
                                              --------------------------------------------------------------------------------------
Earning Assets:
   Loans                                      $181,722    $270,944    $244,502     $120,970     $288,968     $72,424     $1,179,530

   Federal funds sold                           87,577                                                                       87,577

   Investment securities                        32,962      23,854       5,533          600        4,170      47,731        114,850

   Interest earning deposits with
     other banks                                70,410      53,771      50,997       25,025                                 200,203
                                              --------------------------------------------------------------------------------------
Total                                          372,671     348,569     301,032      146,595      293,138     120,155      1,582,160
                                              --------------------------------------------------------------------------------------
Funding Sources:
   Savings and transaction deposits             55,257      35,220                                                           90,477

   Certificates of deposits of $100 or more     64,830     116,053     138,528      185,366       25,596                    530,373

   Certificates of deposits under $100          54,459      86,325     201,762      309,986       20,111          92        672,735

   Other time deposits                          28,763      16,558      10,000        1,900                                  57,221

   Funds overnight                              49,350                                                                       49,350

   Other Borrowing                                                       6,116                                                6,116

Trust preferred securities                                                                                    11,000         11,000
                                              --------------------------------------------------------------------------------------
Total                                         $252,659    $254,156    $356,406     $497,252      $45,707     $11,092     $1,417,272

Interest sensitivity gap                      $120,012     $94,413   ($55,374)   ($350,657)     $247,431    $109,063       $164,888
                                              ======================================================================================
Cumulative gap                                $120,012    $214,425    $159,051   ($191,606)      $55,825    $164,888
                                              ======================================================================
Cumulative gap as a percentage
   of total earning assets                       7.59%      13.55%      10.05%      -12.11%        3.53%      10.42%
                                              ======================================================================

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

Determining the appropriate level of the allowance for credit losses requires management's judgment, including application of the factors described above to assumptions and estimates made in the context of changing political and economic conditions in many of the countries of the Region. Accordingly, there can be no assurance that the Company's current allowance for credit losses will prove to be adequate in light of future events and developments. At December 31, 1998, the allowance for credit losses was approximately $12.8 million, an increase of 24 percent from $10.3 million at December 31, 1997. This increase is largely a function of the loan growth during the year.

TABLE SEVENTEEN PROVIDES certain information with respect to the Company's allowance for credit losses, provision for credit losses and chargeoff and recovery activity for the periods shown.

TABLE SEVENTEEN. CREDIT LOSS EXPERIENCE
(In thousands)

                                                                    For the Year Ended December 31,
                                              -----------------------------------------------------------------------------
                                                  1998            1997            1996           1995              1994
                                              -----------     -----------     -----------     -----------       -----------
Balance of allowance for credit losses at
   beginning of period                        $    10,317     $     5,725     $     4,450     $     4,133       $     3,270
 Charge-offs:
 Domestic:
   Commercial                                      (3,357)         (1,693)           (951)         (1,097)             (352)
   Acceptances                                       (100)           --              --              --                --
   Residential                                       --              --              --              --                --
   Installment                                       --                (3)             (8)             (3)             --
                                              -----------     -----------     -----------     -----------       -----------
   Total domestic                                  (3,457)         (1,696)           (959)         (1,100)             (352)
 Foreign:
   Government and official institutions              --              --              --              --                --
   Banks and other financial institutions          (3,901)           (896)           (678)           --                --
   Commercial and industrial                         --              --              (146)         (1,044)(1)        (1,686)(1)
   Acceptances discounted                            --              --              --              --                --
                                              -----------     -----------     -----------     -----------       -----------
   Total foreign                                   (3,901)           (896)           (824)         (1,044)           (1,686)
                                              -----------     -----------     -----------     -----------       -----------
 Total charge-offs                                 (7,358)         (2,592)         (1,783)         (2,144)           (2,038)
 Recoveries:
 Domestic:
   Commercial                                          12             203              16              10                19
   Acceptances                                       --              --              --              --                --
   Residential                                       --              --              --              --                --
   Installment                                       --                 1               2               1                 7
 Foreign:
     Banks and Other Financial Institutions           202            --              --              --                --
                                              -----------     -----------     -----------     -----------       -----------
   Total recoveries                                   214             204              18              11                26
                                              -----------     -----------     -----------     -----------       -----------
 Net (charge-offs) recoveries                      (7,144)         (2,388)         (1,765)         (2,133)           (2,012)
 Provision for credit losses                        9,621           6,980           3,040           2,450             2,875
                                              -----------     -----------     -----------     -----------       -----------
Balance at end of period                      $    12,794     $    10,317     $     5,725     $     4,450       $     4,133
                                              ===========     ===========     ===========     ===========       ===========
Average loans                                 $ 1,168,451     $   737,921     $   485,758     $   370,568       $   270,798
Total loans                                   $ 1,179,530     $   964,794     $   535,559     $   422,980       $   315,533
Net charge-offs to average loans                     0.61%           0.32%           0.36%           0.58%             0.74%
Allowance to total loans                             1.08%           1.07%           1.07%           1.05%             1.31%


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

TABLE EIGHTEEN.  ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES
(In thousands)

                                                                        Year Ended December 31,
                                                      ----------------------------------------------------------
                                                         1998         1997        1996        1995        1994
                                                      ---------    ---------    --------    --------    --------
Allocation of the allowance by category of loans:
Domestic:
   Commercial                                         $     945    $   1,896    $  1,900    $    639    $  1,694
   Acceptances                                              211          315         226         333         299
   Residential                                               66           59          54          57          55
   Installment                                                3            3           6           4           4
   Overdraft                                                190          154          58          37          19
                                                      ---------    ---------    --------    --------    --------
     Total domestic                                       1,415        2,427       2,244       1,070       2,071
 Foreign:
   Government and official institutions                    --           --          --          --          --
   Banks and other financial institutions                 3,033        3,854       2,112       1,900         550
   Commercial and industrial                              8,010        3,442         920       1,101       1,381
   Acceptances discounted                                   336          594         449         379         131
                                                      ---------    ---------    --------    --------    --------
     Total foreign                                       11,379        7,890       3,481       3,380       2,062
 Total                                                $  12,794    $  10,317    $  5,725    $  4,450    $  4,133
                                                      =========    =========    ========    ========    ========
Percent of loans in each category to total loans:
Domestic:
  Commercial                                               23.9%        18.0%       20.1%       21.9%       20.6%
  Acceptances                                               4.8%         4.7%        4.4%        7.8%       13.6%
  Residential                                               0.9%         1.2%        2.0%        2.7%        3.5%
  Installment                                               0.0%         0.0%        0.1%        0.1%        0.1%
  Overdraft                                                 0.6%         0.6%        0.4%        0.8%        0.5%
                                                      ---------    ---------    --------    --------    --------
    Total domestic                                         30.2%        24.5%       27.0%       33.3%       38.3%
Foreign:
  Government and official institutions                      3.4%         0.1%        0.1%        0.2%        0.2%
  Banks and other financial institutions                   25.8%        36.5%       24.2%       32.3%       30.5%
  Commercial and industrial                                34.4%        33.2%       33.6%       19.3%       24.7%
  Acceptances discounted                                    6.2%         5.7%       15.1%       14.9%        6.3%
                                                      ---------    ---------    --------    --------    --------
    Total foreign                                          69.8%        75.5%       73.0%       66.7%       61.7%
Total                                                     100.0%       100.0%      100.0%      100.0%      100.0%
                                                      =========    =========    ========    ========    ========

TABLE NINETEEN. ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES ALLOCATED TO FOREIGN LOANS (In thousands)

                                               Year Ended December 31,
                              -----------------------------------------------------------
                                1998        1997        1996        1995           1994
                              --------    --------    --------    --------       --------
Balance, beginning of year    $  7,890    $  3,481    $  3,380    $  2,062       $    910
Provision for credit losses      7,188       5,305         925       2,362          2,838
Net charge-offs                 (3,699)       (896)       (824)     (1,044)(1)     (1,686)(1)
                              --------    --------    --------    --------       --------

 Balance, end of period       $ 11,379    $  7,890    $  3,481    $  3,380       $  2,062
                              ========    ========    ========    ========       ========

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

    The Company attributes its consistent basis of asset quality to the short-term nature of its loan portfolio, the composition of its borrower base, the importance that borrowers in the Region attach to maintaining their continuing access to financing for foreign trade and to the Company's loan underwriting policies.

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

    The following table sets forth information regarding the Company's nonperforming loans at the dates indicated. Total nonperforming loans to total loans remains within the historical levels. However, the nonperforming loans to total assets ratio has improved when compared to prior year results.

    TABLE TWENTY. NONPERFORMING LOANS
    (In thousands)

                                                            At December 31,
                                             ----------------------------------------------
                                              1998      1997      1996      1995      1994
                                             ------    ------    ------    ------    ------
Domestic:
   Non accrual                               $2,189    $3,100    $3,087    $1,345    $  584
   Past due over 90 days and accruing            69      --        --         582      --
                                             ------    ------    ------    ------    ------
     Total domestic nonperforming loans       2,258     3,100     3,087     1,927       584

 Foreign:
   Non accrual                                6,396     2,949     1,654     2,287     1,285
   Past due over 90 days and accruing           404      --         112       301      --
                                             ------    ------    ------    ------    ------
    Total foreign nonperforming loans         6,800     2,949     1,766     2,588     1,285

Total nonperforming loans (1)                $9,058    $6,049    $4,853    $4,515    $1,869
                                             ======    ======    ======    ======    ======

Total nonperforming loans to total loans       0.77%     0.48%     0.91%     1.07%     0.59%
Total nonperforming assets to total assets     0.53%     0.64%     0.64%     0.73%     0.41%


(1) During such periods the Company did not have any loans which were deemed to be "troubled debt restructurings" as defined in SFAS No. 15.

At December 31, 1997, and December 31, 1998 the Company had no nonaccruing investment securities.

For the year ended December 31, 1998 the amount of interest income that was accrued and that would have been accrued on the loans in the previous table in accordance with their contractual terms were approximately $7 thousand, all of which represented interest income on domestic loans, and $615 thousand of which $96 thousand represented interest income on domestic loans and $519 thousand represented interest income on foreign loans, respectively.

Management does not believe that there is a material amount of loans not included in the foregoing table where known information about possible credit problems of the borrowers would cause management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in such loans becoming nonaccruing loans.

CAPITAL RESOURCES

Stockholders' equity at December 31, 1998 was $123.5 million compared to $98.3 million at December 31, 1997. This increase was due to $21.8 million of retained earnings and $2.0 million of common stock issued from exercise of stock options. During 1997 the Company paid dividends on preferred stock of $319 thousand, which were within the amounts allowed by banking and holding Company regulations.

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

NOTE NINE of the consolidated financial statements reports Company and Bank capital ratios.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

TABLE SIXTEEN provides the Company's Interest Rate Sensitivity Reports as of December 31, 1998. This table shows that interest-bearing liabilities maturing or repricing within one year exceeded interest-earning assets by $191.6 million. The Company monitors that the assets and liabilities are closely matched to minimize interest rate risk. On December 31, 1998 the interest rate risk position of the Company was not significant since the impact of a 100 basis point rise or fall of interest rates over the next 12 months is estimated at 2 percent of net income.

Substantially all of the Company's assets and liabilities are denominated in dollars therefore the Company has no material foreign exchange risk. In addition, the Company has no trading account securities; therefore it is not exposed to market risk resulting from trading activities.

NOTE FOURTEEN of the consolidated financial statements reports fair value calculations of financial instruments. As reported in this note, the carrying values approximate their fair values which generally minimizes the exposure to market risk resulting from interest from interest rate fluctuations. This minimal risk is the result of the short-term nature of the Company's interest earning assets and the matching maturity level of the interest bearing liabilities.

On a daily basis the Bank's Senior Vice President of Finance and the Bank's Treasurer are responsible for measuring and managing market risk.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Hamilton Bancorp Inc.:


We have audited the accompanying consolidated statements of condition of Hamilton Bancorp Inc. and its subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial condition of the Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Miami, Florida

February 5, 1999

HAMILTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION
DECEMBER 31, 1998 AND 1997
(Dollars in Thousands, Except Share Information)



ASSETS                                                                                1998                  1997

CASH AND DEMAND DEPOSITS WITH OTHER BANKS                                       $    24,213           $    29,434

FEDERAL FUNDS SOLD                                                                   87,577                62,000
                                                                                -----------           -----------
           Total cash and cash equivalents                                          111,790                91,434

INTEREST-EARNING DEPOSITS WITH OTHER BANKS                                          200,203               113,730

SECURITIES AVAILABLE FOR SALE (Amortized cost: $70,509
   in 1998 and $54,725 in 1997)                                                      69,725                54,641

SECURITIES HELD TO MATURITY                                                          30,291

OTHER INVESTMENTS, AT COST                                                           15,000

LOANS - NET                                                                       1,163,705               952,431

DUE FROM CUSTOMERS ON BANKERS ACCEPTANCES                                            75,567                95,312

DUE FROM CUSTOMERS ON DEFERRED PAYMENT
  LETTERS OF CREDIT                                                                   6,468                 8,352

PROPERTY AND EQUIPMENT - NET                                                          4,775                 4,785

ACCRUED INTEREST RECEIVABLE                                                          19,201                14,441

GOODWILL - NET                                                                        1,833                 2,008

OTHER ASSETS                                                                          9,005                 5,000
                                                                                -----------           -----------
TOTAL                                                                           $ 1,707,563           $ 1,342,134
                                                                                ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                                        $ 1,477,052           $ 1,135,047

OTHER BORROWINGS                                                                      6,116

TRUST PREFERRED SECURITIES                                                           11,000

BANKERS ACCEPTANCES OUTSTANDING                                                      75,567                95,312

DEFERRED PAYMENT LETTERS OF CREDIT OUTSTANDING                                        6,468                 8,352

OTHER LIABILITIES                                                                     7,814                 5,096
                                                                                -----------           -----------
           Total liabilities                                                      1,584,017             1,243,807
                                                                                -----------           -----------

COMMITMENTS AND CONTINGENCIES (Note 4,13)

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 75,000,000 shares authorized,
   10,050,062 shares issued and outstanding at December 31, 1998 and
    9,827,949 shares issued and outstanding at December 31, 1997                        100                    98
  Capital surplus                                                                    60,117                56,266
  Retained earnings                                                                  63,815                42,016
  Accumulated other comprehensive loss                                                 (486)                  (53)
                                                                                -----------           -----------
           Total stockholders' equity                                               123,546                98,327
                                                                                -----------           -----------
TOTAL                                                                           $ 1,707,563           $ 1,342,134
                                                                                ===========           ===========


See accompanying notes to consolidated financial statements.

HAMILTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(Dollars in Thousands, Except Share Information)


                                                                                     1998            1997            1996

INTEREST INCOME:
  Loans, including fees                                                         $   106,885      $   70,262      $   48,090
  Deposits with other banks                                                          10,989           8,909           5,751
  Investment securities                                                               4,903           2,980           1,551
  Federal funds sold                                                                  1,484           1,008           1,274
                                                                                -----------      ----------      ----------

           Total                                                                    124,261          83,159          56,666
                                                                                -----------      ----------      ----------

INTEREST EXPENSE:
  Deposits                                                                           69,719          43,913          29,392
  Federal funds purchased, other borrowings, and trust preferred securities             561             284              24
                                                                                -----------      ----------      ----------
           Total                                                                     70,280          44,197          29,416
                                                                                -----------      ----------      ----------
NET INTEREST INCOME                                                                  53,981          38,962          27,250

PROVISION FOR CREDIT LOSSES                                                           9,621           6,980           3,040
                                                                                -----------      ----------      ----------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                                                  44,360          31,982          24,210
                                                                                -----------      ----------      ----------

NON-INTEREST INCOME:
  Trade finance fees and commissions                                                 13,101          12,768           9,325
  Syndication and structuring fees                                                    3,352           2,535             138
  Customer service fees                                                                 556             713           1,252
  Net gain on sale of securities available for sale                                                     108
  Other                                                                                 544             318             270
                                                                                -----------      ----------      ----------

           Total                                                                     17,553          16,442          10,985
                                                                                -----------      ----------      ----------

OPERATING EXPENSES:
  Employee compensation and benefits                                                 14,527          13,162          10,935
  Occupancy and equipment                                                             4,229           3,251           2,907
  Other                                                                               9,337           7,010           5,788
                                                                                -----------      ----------      ----------
           Total                                                                     28,093          23,423          19,630
                                                                                -----------      ----------      ----------
INCOME BEFORE PROVISION FOR INCOME TAXES                                             33,820          25,001          15,565

PROVISION FOR INCOME TAXES                                                           12,021           9,098           5,855
                                                                                -----------      ----------      ----------

NET INCOME                                                                      $    21,799      $   15,903      $    9,710
                                                                                ===========      ==========      ==========
NET INCOME PER COMMON SHARE:
  Basic                                                                         $      2.18      $     1.81      $     1.87
                                                                                ===========      ==========      ==========
  Diluted                                                                       $      2.12      $     1.73      $     1.79
                                                                                ===========      ==========      ==========
AVERAGE SHARES OUTSTANDING:
  Basic                                                                           9,983,208       8,806,379       5,205,030
                                                                                ===========      ==========      ==========
  Diluted                                                                        10,304,180       9,173,680       5,430,030
                                                                                ===========      ==========      ==========


See accompanying notes to consolidated financial statements.

\
HAMILTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(Dollars in Thousands)


                                                                                   1998             1997            1996

NET INCOME                                                                      $ 21,799         $ 15,903         $ 9,710

OTHER COMPREHENSIVE INCOME, Net of tax:

  Unrealized (depreciation) appreciation in securities available for
    sale during year                                                                (433)              18              (4)
  Less:  Reclassification adjustment for gains included
    in net income                                                                                     (69)
                                                                                --------         --------         -------
           Total                                                                    (433)             (51)             (4)
                                                                                --------         --------         -------

COMPREHENSIVE INCOME                                                            $ 21,366         $ 15,852         $ 9,706
                                                                                ========         ========         =======


See accompanying notes to consolidated financial statements.

HAMILTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
(Dollars in Thousands, Except Share Information)
--------------------------------------------------------------------------------

                                                                                                                ACCUMU-
                                                                                                                LATED
                                                                                                                OTHER     TOTAL
                                                  PREFERRED STOCK          COMMON STOCK                         COMPRE-   STOCK-
                                                ---------------------   -----------------   CAPITAL   RETAINED  HENSIVE   HOLDERS'
                                                SHARES       AMOUNT      SHARES    AMOUNT   SURPLUS    EARNINGS  LOSS     EQUITY
                                                ------       ------      ------    ------   -------    --------  ----     ------
BALANCE, DECEMBER 31, 1995                      101,207       $ 1      4,731,804    $ 47    $14,410    $20,343  $    2    $ 34,802

  Net change in unrealized gain on securities
     available for sale, net of taxes                                                                               (4)         (4)

  Cash dividends on preferred stock,
    net of withholding taxes                                                                              (708)               (708)

  Stock dividend (10%)                                                   473,226       5      2,908     (2,913)

  Net income                                                                                                     9,710       9,710
                                                -------       ---      ---------    ----    -------    -------  ------    --------

BALANCE, DECEMBER 31, 1996                      101,207         1      5,205,030      52     17,318     26,432      (2)     43,800

  Net change in unrealized loss on securities
   available for sale, net of taxes                                                                                (51)        (51)

  Cash dividends on preferred stock,
     net of withholding taxes                                                                             (319)               (319)

  Conversion of preferred stock into
    common stock with 6.5 to 1 split            (101,207)      (1)       466,160       5         (4)

 Conversion of  Bank stock and warrants
    into common stock with 6.5 to 1 split                              1,396,759      14        (14)

  Sale of 2,760,000 shares of common
    stock in public offering, net                                      2,760,000      27     38,966                         38,993

  Net income                                                                                            15,903              15,903
                                                -------       ---      ---------    ----    -------    -------  ------    --------

BALANCE, DECEMBER 31, 1997                           --        --      9,827,949      98     56,266     42,016     (53)     98,327

  Issuance of 222,113 shares of common
    stock from exercise of options                                       222,113       2      2,048                          2,050

  Reduction of tax liability due to
    deductibility of stock options exercised                                                  1,803                          1,803

  Net change in unrealized loss on securities
    available for sale, net of taxes                                                                              (433)       (433)

  Net Income                                                                                            21,799              21,799
                                                -------       ---      ---------    ----    -------    -------  ------    --------

BALANCE, DECEMBER 31, 1998                           --       $--     10,050,062    $100    $60,117    $63,815  $ (486)   $123,546
                                                =======       ===      =========    ====    =======    =======  ======    ========


See accompanying notes to consolidated financial statements.

HAMILTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                             1998         1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $  21,799    $  15,903    $   9,710
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                         1,173        1,024        1,074
      Provision for credit losses                                           9,621        6,980        3,040
      Deferred tax  (benefit) provision                                      (723)      (2,615)          73
      Write down on security available for sale                               587
      Net gain on sale of securities available for sale                                   (108)
      Net loss (gain) on sale of loans and other real estate owned            220                        (8)
      Proceeds from the sale of bankers acceptances and loan
       participations, net of loan participations purchased                84,939       80,007      102,353
      Increase in accrued interest receivable and other assets             (7,963)      (5,248)      (3,923)
      Increase in other liabilities                                         4,554          107          794
                                                                        ---------    ---------    ---------

           Net cash provided by operating activities                      114,207       96,050      113,113
                                                                        ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in interest-earning deposits with other banks                  (86,473)     (33,253)     (42,058)
  Purchase of securities available for sale                              (230,442)    (201,448)     (59,431)
  Purchase of securities held to maturity                                 (31,299)
  Purchase of other investments                                           (15,000)
  Proceeds from paydowns of securities held to maturity                       989                    20,946
  Proceeds from sales and maturities of securities available for sale     214,037      176,203       38,375
  Increase in loans - net                                                (327,696)    (512,139)    (216,711)
  Purchases of property and equipment - net                                  (936)      (2,166)        (640)
  Proceeds from sale of loans and other real estate owned                  21,798                        56
                                                                        ---------    ---------    ---------

           Net cash used in investing activities                         (455,022)    (572,803)    (259,463)
                                                                        ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits - net                                              342,005      496,407      133,575
  Proceeds from trust preferred securities offering                        11,000
  Proceeds from other borrowing                                             6,116
  Net proceeds from issuance of common stock                                2,050       38,993
  Cash dividends on preferred stock                                                       (319)        (708)
                                                                        ---------    ---------    ---------

           Net cash provided by financing activities                      361,161      535,081      132,867
                                                                        ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       20,346       58,328      (13,483)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             91,434       33,106       46,589
                                                                        ---------    ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                $ 111,790    $  91,434    $  33,106
                                                                        =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the year                                         $  68,665    $  42,555    $  29,551
                                                                        =========    =========    =========

  Income taxes paid during the year                                     $  12,717    $   9,077    $   5,540
                                                                        =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  Other real estate owned acquired through foreclosure                               $     165
                                                                                     =========


See accompanying notes to consolidated financial statements.

HAMILTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Hamilton Bancorp Inc. (the "Company") is a holding company formed in 1988 primarily to acquire ownership in Hamilton Bank, N.A. (the "Bank"), a national Federal Reserve member bank which commenced operations in February 1983. As of December 31, 1998, the Company owned 99.78% of the outstanding common stock of the Bank. The Bank's business is focused primarily on foreign trade and providing innovative services for its financial correspondents and exporting/importing firms. The Bank offers these services through its main office and three branches in Miami, Florida, and a branch in Tampa, Winter Haven, Sarasota, West Palm Beach, Florida and San Juan, Puerto Rico.

         The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices within the banking industry. The following summarizes the more significant of these policies:

         BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of the Company, the Bank and Hamilton Capital Trust I (the "Trust", see Note 8). All significant intercompany amounts have been eliminated in consolidation.

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

         The Federal Reserve requires banks to maintain certain average reserve balances, in the form of vault cash or funds on deposit with the Federal Reserve, based upon the total of a bank's net transaction accounts. At December 31, 1998 and 1997, the Bank met its average reserve requirement.

         INVESTMENT SECURITIES - Investment securities are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investment securities must be classified and accounted for under the following conditions:

         TRADING ACCOUNT SECURITIES - Trading account securities are held in anticipation of short-term sales or market movements. Trading account securities are stated at fair value. Gains or losses on the sale of trading account securities, as well as unrealized fair value adjustments, are included in operating income. At December 31, 1998 and 1997, the Company held no trading account securities.

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

         SECURITIES HELD TO MATURITY - Securities that management has a positive intent and the ability to hold to maturity are carried at cost, adjusted for amortization of premiums and accretions of discounts over the life of the securities using a method which approximates the level-yield method. At December 31, 1997, the Company held no securities classified as securities held to maturity.

         OTHER INVESTMENTS - The Company's investment in investment grade perpetual subordinated euronotes are carried at cost, as these securities do not have a readily determinable fair value or stated maturity date.

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

         IMPAIRED LOANS - A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not impaired during a period of delay in payment if the creditor expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the historical effective loan rate as the discount rate. Alternatively, measurement may also be based on observable market prices, or for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. The Company evaluates commercial loans individually for impairment, while groups of smaller-balance homogeneous loans (generally residential mortgage and installment loans) are collectively evaluated for impairment. The Company has classified all non-accrual loans as impaired.

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

         FEDERAL FUNDS PURCHASED - Federal funds purchased generally mature within one to four days from the transaction date. At December 31, 1998 and 1997, there were no federal funds purchased outstanding.

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

         NET INCOME PER COMMON SHARE - Basic earnings per share is computed based on the average number of common shares outstanding and diluted earnings per share is computed based on the average number of common and potential common shares (consisting of stock options, see Note 10) outstanding under the treasury stock method.

         STOCK SPLIT - On January 21, 1997, the Company's Board of Directors (the "Board") approved a 6.5 for 1 common stock split (see Note 9). Retroactive restatement has been made to all share amounts to reflect the stock split.

         STOCK - BASED COMPENSATION - SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee and non-employee members of the Board compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation to employees and non-employee members of the Board using the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options issued to employees and non-employee members of the Board are measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee or non-employee member of the Board must pay for the stock.

         RECLASSIFICATIONS - Certain amounts in the 1997 and 1996 financial statements have been reclassified for comparative purposes.

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

         In December 1996, the FASB issued SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, which defers for one year the effective date of the collateral provisions for all transactions and the sale provisions for repurchase agreement, securities lending, and similar transactions. The provisions of SFAS No. 125 deferred by SFAS No. 127 have been adopted as of January 1, 1998, and did not have a material impact on the Company's results of operations.

         In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 was adopted as of January 1, 1998.

         In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statement and requires them to report selected segment information in their quarterly reports issued to shareholders. SFAS No. 131 also requires entitywide disclosures about the products and services an entity provides, the foreign countries in which it holds assets and reports revenues, and its major customers. SFAS No. 131 was adopted as of January 1, 1998 and did not have a material impact on the Company's consolidated financial statement presentation.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance for capitalizing and expensing the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Management does not expect the adoption of SOP 98-1 to have a significant impact on the Company's consolidated financial statements.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 1999. Management has not determined what effects, if any, the adoption of SFAS No. 133 will have on the Company's consolidated financial statements.

2.       INVESTMENT SECURITIES

         A comparison of the amortized cost and fair value of investment securities at December 31, 1998 and 1997 is as follows (dollars in thousands):

                                                                             1998
                                                       --------------------------------------------
                                                       Amortized      Gross Unrealized       Fair
                                                         Cost         Gains     Losses       Value
           AVAILABLE FOR SALE:
             U.S. Government and agency securities      $46,835      $    11      $  2      $46,844
             Foreign debt securities                     20,284           15       383       19,916
             Federal Reserve Bank stock                   1,262                               1,262
             Foreign bank stocks                          1,028                    276          752
             Other                                        1,100           28       177          951
                                                        -------      -------      ----      -------
           Total                                        $70,509      $    54      $838      $69,725
                                                        =======      =======      ====      =======

           HELD TO MATURITY:
             Mortgage backed securities                 $17,242      $    30      $203      $17,069
             Municipal bonds                              3,000                               3,000
             Foreign government debt securities          10,049                              10,049
                                                        -------      -------      ----      -------
           Total                                        $30,291      $    30      $203      $30,118
                                                        =======      =======      ====      =======

           OTHER INVESTMENTS:
             Perpetual Subordinated Euronotes           $15,000                             $15,000
                                                        =======      =======      ====      =======

                                                                             1997
                                                       --------------------------------------------
                                                       Amortized      Gross Unrealized       Fair
                                                         Cost         Gains     Losses       Value
           AVAILABLE FOR SALE:
             U.S. Government and agency securities      $29,716                   $  5      $29,711
             Foreign debt securities                     20,179      $    15         -       20,194
             Federal Reserve Bank stock                   1,262                               1,262
             Foreign bank stocks                          1,881                     99        1,782
             Mutual Funds                                 1,687           95        90        1,692
                                                        -------      -------      ----      -------
           Total                                        $54,725      $   110      $194      $54,641
                                                        =======      =======      ====      =======

         There were no sales of securities available for sale during the years ended December 31, 1998 and 1996. During the year ended December 31, 1997, gross realized gains on the sale of securities available for sale were approximately $109,000 and gross realized losses were approximately $1,000.

         Investment securities with an amortized cost and fair value of approximately $38,031,000 and $37,896,000, respectively, at December 31, 1998, were pledged as collateral for public deposits. In addition, investment securities with an amortized cost and fair value of approximately $7,920,000 and $7,889,000, respectively, at December 31, 1998, were pledged as collateral for other borrowings (see Note 7).

     The following table shows the amortized cost and the fair value by maturity distribution of the securities portfolio at December 31, 1998:

                                     Available for sale         Held to Maturity         Other Investments
                                    --------------------     ----------------------    ---------------------
                                    Amortized      Fair      Amortized      Fair       Amortized       Fair
                                      Cost         Value       Cost         Value        Cost          Value

     Within one year                $62,949      $62,938
     One to five years                4,170        3,822
     Over five years                                          $30,291      $30,118
                                    -------      -------      -------      -------

     Total                           67,119       66,760       30,291       30,118

     Federal Reserve Bank stock       1,262        1,262
     Foreign bank stocks              1,028          752
     Perpetual subordinated
        euronotes                                                                       $15,000      $15,000
     Other                            1,100          951
                                    -------      -------      -------      -------      -------      -------

     Total securities               $70,509      $69,725      $30,291      $30,118      $15,000      $15,000
                                    =======      =======      =======      =======      =======      =======

3.   LOANS

     Loans consist of the following at December 31, 1998 and 1997 (dollars in thousands):

                                                     1998          1997

     Commercial (primarily trade related):
       Domestic                                   $  289,032      $179,435
       Foreign                                       750,469       672,659
     Acceptances discounted - trade related:
       Domestic                                       56,706        45,153
       Foreign                                        72,597        55,301
     Residential mortgages                            10,494        12,008
     Installment                                         232           238
                                                  ----------      --------

     Total                                         1,179,530       964,794
     Less:
       Unearned income:
         Acceptances discounted                        2,814         1,809
         Other                                           217           237
         Allowance for credit losses                  12,794        10,317
                                                  ----------      --------

     Loans - net                                  $1,163,705      $952,431
                                                  ==========      ========

The Bank's business activity is mostly with customers and correspondent banks located in South Florida, Central America, South America, and the Caribbean. The majority of the credits are for the finance of imports and exports and have maturities of up to 180 days. These credits are secured either by banks, factored receivables, cash, or the underlying goods. Management closely monitors its credit concentrations by industry, geographic locations, and type of collateral as well as individual customers.

         A summary of the activity in the allowance for credit losses for the years ended December 31, 1998, 1997 and 1996 is as follows (dollars in thousands):

                                                      1998           1997          1996

           Balance at the beginning of year         $ 10,317       $  5,725       $ 4,450
           Provision charged to operations             9,621          6,980         3,040
           Loan charge-offs, net of recoveries        (7,144)        (2,388)       (1,765)
                                                    --------       --------       -------

           Balance at the end of year               $ 12,794       $ 10,317       $ 5,725
                                                    ========       ========       =======

         At December 31, 1998 and 1997, the recorded investment in impaired loans was approximately $8,586,000 and $6,049,000, respectively. These impaired loans required an allowance for credit losses of approximately $2,786,000 and $2,294,000, respectively. The average recorded investment in impaired loans during the years ended December 31, 1998 and 1997 was approximately $8,562,000 and $5,743,000, respectively. For the years ended December 31, 1998 and 1997, the Bank recognized interest income on these impaired loans prior to their classification as impaired of approximately $412,000 and $65,000, respectively.

4.       PROPERTY AND EQUIPMENT

         The following is a summary of property and equipment at December 31, 1998 and 1997 (dollars in thousands):

                                                                 1998        1997

           Land                                                $   811      $  811
           Building and improvements                             1,530       1,448
           Leasehold improvements                                2,553       2,437
           Furniture and equipment                               5,691       5,065
           Automobiles                                              80          80
                                                               -------      ------

           Total                                                10,665       9,841
           Less accumulated depreciation and amortization        5,890       5,056
                                                               -------      ------

           Property and equipment - net                        $ 4,775      $4,785
                                                               =======      ======

         Depreciation and amortization expense related to property and equipment for the years ended December 31, 1998, 1997 and 1996 was approximately $944,000, $841,000 and $899,000, respectively.

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

         The approximate future minimum payments, by year and in the aggregate, on these leases at December 31, 1998 are as follows (dollars in thousands):

             Year Ending
             December 31,                                          Amount
                 1999                                            $  1,967
                 2000                                               1,924
                 2001                                               1,716
                 2002                                               1,612
                 2003                                               1,559
                 Thereafter                                         4,616
                                                                  -------
                 Total minimum lease payments                     $13,394
                                                                  =======

         Rent expense was approximately $1,726,000, $1,381,000 and $1,006,000, for the years ended December 31, 1998, 1997 and 1996, respectively.

5.       DEPOSITS

         Deposits consist of the following at December 31, 1998 and 1997 (dollars in thousands):

                                                                    1998            1997
                                                                ----------      ----------

           Noninterest-bearing                                  $   76,895      $   78,508
                                                                ----------      ----------
           Interest-bearing:
             NOW, money market and savings                          90,477          69,970
             Time, under $100,000                                  672,736         475,161
             Time, $100,000 and over                               530,373         348,651
             International Banking Facility (IBF) deposits         106,571         162,757
                                                                ----------      ----------

           Total interest-bearing                                1,400,157       1,056,539
                                                                ----------      ----------

           Total                                                $1,477,052      $1,135,047
                                                                ==========      ==========

         Time deposits in amounts of $100,000 and over at December 31, 1998 mature as follows (dollars in thousands):

                                                                         Amount
           Three months or less                                         $180,883
           Three months to twelve months                                 323,894
           One year to five years                                         25,596
                                                                        --------
           Total                                                        $530,373
                                                                        ========

6.       INCOME TAXES

         The components of the provision for income taxes are as follows for the years ended December 31, 1998, 1997 and 1996 (dollars in thousands):

                                                   1998          1997          1996

Current income taxes:
  Federal                                       $ 11,503       $ 10,352       $4,629
  State                                              149            481          263
  Foreign                                          1,092            880          890
                                                --------       --------       ------

        Total current provision                   12,744         11,713        5,782


Deferred income taxes:
  Federal                                           (683)        (2,515)          70
  State                                              (40)          (100)           3
                                                --------       --------       ------

        Total deferred (benefit) provision          (723)        (2,615)          73
                                                --------       --------       ------

Provision for income taxes                      $ 12,021       $  9,098       $5,855
                                                ========       ========       ======


         The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to pretax income for the following reasons:

                                                           1998        1997     1996

Federal statutory rate                                     35.0%      35.0%     35.0%
Increase in taxes:
  State income tax, net of federal income tax benefit       0.1        1.0       1.7
  Other, net                                                0.4        0.4       0.9
                                                           ----       ----      ----

Effective income tax rate                                  35.5%      36.4%     37.6%
                                                           ====       ====      ====

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1998 and 1997 are as follows (dollars in thousands):

                                                          1998        1997

Deferred tax assets:
  Difference between book and tax basis
    of allowance for credit losses                       $4,734      $3,551
  Difference between book and tax basis of property          63         293
  Securities available for sale                             298
                                                         ------      ------
           Total deferred tax assets                      5,095       3,844
                                                         ------      ------
Deferred tax liabilities:
  Other                                                     230
  Securities available for sale                                           3
                                                         ------      ------

           Total deferred tax liabilities                   230           3
                                                         ------      ------
Net deferred tax asset                                   $4,865      $3,841
                                                         ======      ======

         Recognition of deferred tax assets is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences and tax credits will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur. No valuation allowances have been recorded at December 31, 1998 and 1997, respectively.

7.       OTHER BORROWINGS

         Other borrowings consist of the following at December 31, 1998 (dollars in thousands):

                                               Amount

7.13% loan secured by a foreign treasury
  bill, interest and principal due at
  maturity (March 1999)                        $3,728

8.04% loan secured by a foreign corporate
  security, interest and principal due at
  maturity (March 1999)                         2,388
                                               ------
           Total                               $6,116
                                               ======

8.       TRUST PREFERRED SECURITIES

         On December 28, 1998, the Company issued $11,000,000 of 9.75% Beneficial Unsecured Securities, Series A (the "Preferred Securities") out of a guarantor trust. The Trust holds 9.75% Junior Subordinated Deferrable Interest Debentures, Series A (the "Subordinated Debentures") of the Company purchased with the proceeds of the securities issued. Interest from the Subordinated Debentures of the Company is used to fund the preferred dividends of the Trust. Distributions on the Preferred Securities are cumulative and are payable quarterly. The Trust must redeem the Preferred Securities when the Subordinated Debentures are paid at maturity on or after December 31, 2028, or upon earlier redemption. Subject to the Company having received any required approval of regulatory agencies, the Company has the option at any time on or after December 31, 2008 to redeem the Subordinated Debentures, in whole or in part. Additionally, the Company has the option at any time prior to December 31, 2008 to redeem the Subordinated Debentures, in whole but not in part, if certain regulatory or tax events occur or if there is a change in certain laws that require the Trust to register under the law. The Preferred Securities are considered to be Tier I capital for regulatory purposes.

         On January 14, 1999, the Trust issued an additional $1,650,000 of Preferred Securities upon the exercise of an over-allotment by the underwriters.

9.       STOCKHOLDERS' EQUITY

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which its is subject.

         As of December 31, 1998, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

         The Company's consolidated and the Bank's actual capital amounts and ratios are also presented in the table (dollars in thousands).

                                                                                                   To Be Well
                                                                           Required            Capitalized Under
                                                                          For Capital          Prompt Corrective
                                                       Actual          Adequacy Purposes       Action Provisions
                                              ---------------------    -----------------       -----------------
                                               Amount         Ratio    Amount       Ratio      Amount      Ratio

As of December 31, 1998:
Company

Total Capital (to Risk Weighted Assets)       $146,397        13.2%    $88,822      8.0%
                                              ========        ====     =======      ===
Tier I Capital (to Risk Weighted Assets)      $133,603        12.0%    $44,411      4.0%
                                              ========        ====     =======      ===
Tier I Capital (to Average Assets)            $133,603         8.0%    $50,204      3.0%
                                              ========        ====     =======      ===

Bank
Total Capital (to Risk Weighted Assets)       $134,680        12.2%    $88,614      8.0%      $110,768      10.0%
                                              ========        ====     =======      ===       ========      ====
Tier I Capital (to Risk Weighted Assets)      $121,886        11.0%    $44,307      4.0%      $ 66,461       6.0%
                                              ========        ====     =======      ===       ========      ====
Tier I Capital (to Average Assets)            $121,886         7.3%    $66,469      4.0%      $ 83,086       5.0%
                                              ========        ====     =======      ===       ========      ====

As of December 31, 1997:
Company

Total Capital (to Risk Weighted Assets)       $106,093        13.7%    $62,053      8.0%
                                              ========        ====     =======      ===
Tier I Capital (to Risk Weighted Assets)      $ 96,405        12.4%    $31,027      4.0%
                                              ========        ====     =======      ===
Tier I Capital (to Average Assets)            $ 96,405         7.9%    $36,858      3.0%
                                              ========        ====     =======      ===

Bank
Total Capital (to Risk Weighted Assets)       $ 96,217        12.4%    $61,917      8.0%      $ 77,396      10.0%
                                              ========        ====     =======      ===       ========      ====
Tier I Capital (to Risk Weighted Assets)      $ 86,551        11.2%    $30,959      4.0%      $ 46,438       6.0%
                                              ========        ====     =======      ===       ========      ====
Tier I Capital (to Average Assets)            $ 86,551         7.1%    $48,785      4.0%      $ 60,982       5.0%
                                              ========        ====     =======      ===       ========      ====


         The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 1998, approximately $43,797,000 of retained earnings were available for dividend declaration without prior regulatory approval. During 1998 and 1997, approximately $2,252,000 and $1,104,000 of dividends were paid by the Bank to the Company, respectively, which are within the amounts allowed by regulations.

         The Company has recently placed and expects to continue to place more emphasis on financing imports of goods into the United States and thereby increase the relative size of its assets employed in the United States as compared to its exposure in the Region (as defined in Note
         15). In addition, prudent risk management, in particular with regard to emerging market countries, calls for avoidance of high concentrations of risk in these countries in relation to a bank's capital. Currently, United States bank regulatory agencies consider that exposure in these markets should be limited to levels that would not impair the safety and soundness of a banking institution. As a consequence, the Company's exposure in the Region was significantly reduced at December 31, 1998 and will be further reduced in 1999. While the Company is well capitalized for the purposes of the "prompt corrective action" provisions, to date it has not paid any dividends and does not anticipate doing so. Nevertheless, due to economic difficulties being experienced by various countries in the Region, the Federal Reserve has requested that the Company not pay any dividends or incur any debt (excluding "trust preferred securities") without the consent of the Federal Reserve.

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

         WARRANTS - In connection with the stock purchase and sale agreement dated March 21, 1988, stock warrants were issued which granted an option to acquire additional common shares of the Bank in an amount equal to twenty percent of the outstanding common shares of the Bank at the time of exercise, at $.01 per share. The option was for a period of ten years that commenced on May 28, 1988. In connection with the public offering and reorganization the warrants (and bank stock resulting from exercise of warrants) were converted into 1,396,759 shares (post-stock split) of common stock.

10.      STOCK OPTION PLAN

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

         Option activity for the years ended December 31, 1998, 1997 and 1996 are presented below:

                                          NUMBER             OPTION             FAIR
                        1998             OF SHARES           PRICE              VALUE
-----------------------------------------------------------------------------------------
Beginning balance                         776,875        $ 9.23 - 29.125
Granted (3)                               173,388         25.00 - 25.47      $7.64 - 7.50
Exercised                                (222,113)                 9.23
Forfeited                                      --
Canceled                                  (16,931)        9.23 - 29.125
                                         --------       ---------------
Ending Balance                            711,219       $ 9.23 - $29.125
                                         ========       ================

Options which became exercisable
  during the year                         649,500

Options exercisable at December 31,       427,387



                                           NUMBER            OPTION                FAIR
                          1997           OF SHARES           PRICE                 VALUE
------------------------------------------------------------------------------------------
Beginning balance                         585,000       $          9.23
Granted (3)                               193,500                 29.125           $  6.55
Exercised                                      --                    --
Forfeited                                  (1,625)                 9.23
Canceled                                       --                    --
                                          -------       ---------------
Ending Balance                            776,875       $9.23 - $29.125
                                          =======       ===============

Options which became exercisable
  during the year                              --

Options exercisable at December 31,            --


                                         NUMBER       OPTION          FAIR
                          1996          OF SHARES     PRICE          VALUE
--------------------------------------------------------------------------
Beginning balance                             --         --
Granted (2)                              585,000(1)   $9.23          $1.69
Exercised                                     --         --
Canceled                                      --         --
                                         -------      -----
Ending Balance                           585,000      $9.23
                                         =======      =====

Options which became exercisable
  during the year                             --

Options exercisable at December 31,           --


--------------

(1)      - Shares reflect 6.5 to 1 stock split.

(2) - The grants vest immediately as to 50% of the grant with the remaining 50% vesting fifteen months after grant or upon the death of the option holder if earlier.

(3) - The grants vest twelve months after the grant as to 33.3% of the grant, 33.3% vesting eighteen months after grant and the remaining 33.4% vesting twenty-four months after grant or upon the death of the option holder if earlier.

         The following table summarizes information about all stock options outstanding at December 31, 1998:

                              OPTIONS OUTSTANDING
            ---------------------------------------------------
              OPTIONS           REMAINING
            OUTSTANDING      CONTRACTED LIFE     EXERCISE PRICE
            -----------      ---------------     --------------
              351,500         7.8 years         $         9.230
              186,331           9 years         $        29.125
              173,388          10 years         $25.00 - $25.47


         The Company applies APB No. 25 and related interpretations in accounting for its stock options plan to employees and non-employee members of the Board as described in Note 1. Accordingly, no compensation expense has been recognized in the years ended December 31, 1998, 1997 and 1996, related to this plan.

         For purposes of the following proforma disclosures, the fair value of the options granted in 1998 and 1997 have been estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions used for grants in 1998 and 1997, respectively: no dividend yield; expected volatility of 48% and 32%; risk-free interest rate of 4.5% and 5.68% and an expected term of two years and the fair value of the options granted in 1996 was estimated using the minimum value method prescribed by SFAS No. 123 for nonpublic entities. Had compensation cost been determined based on the fair value at the date of grant consistent with requirement of SFAS 123 the Company's net income and net income and per common share would have been reduced to the proforma amounts indicated below (dollars in thousands, except share information).

                                                   YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                             1998           1997          1996
                                           -------        -------        ------
         Net income:
           As reported                     $21,799        $15,903        $9,710
           Proforma                         21,185         15,762         9,516
         Net income per common share:
           Basic:
             As reported
                                              2.18           1.81          1.87
             Proforma
                                              2.12           1.79          1.83
           Diluted:
             As reported
                                              2.12           1.73          1.79
             Proforma
                                              2.06           1.72          1.75

11.      401(K) PLAN

         The Company maintains a 401(k) plan, which was initiated in 1993, for its executive officers and other employees. Under the terms of the 401(k) plan, for each dollar contributed by an employee, the Company intends to contribute a discretionary amount on behalf of participants (the "Matching Contribution"). In addition, at the end of the plan year, the Company may make an additional contribution (the "Additional Contributions") on behalf of participants. Additional Contributions are allocated in the same proportion that the Matching Contribution made on the participant's behalf bears to the Matching Contribution made on behalf of all participants during the year. The amount that the Company contributes to the 401(k) plan has historically varied from year to year. During the years ended December 31, 1998, 1997 and 1996, the Company's matching and additional contributions amounted to approximately $155,000, $128,000 and $52,000, respectively.

12.      RELATED PARTY TRANSACTIONS

         Directors, officers and their related entities have borrower and depositor relationships with the Bank in the ordinary course of business. Loan balances to these individuals and their related entities approximated $324,000 and $4,936,000 at December 31, 1998 and 1997,
         respectively, and the balance of deposit accounts approximated $1,722,000 and $2,154,000 at December 31, 1998 and 1997, respectively.
         At December 31, 1998 there were approximately $100,000 of outstanding commercial and standby letters of credit transactions with these individuals and their related entities. There were no outstanding commercial and standby letters of credit transactions outstanding with these individuals at December 31, 1997.

13.      OFF-BALANCE SHEET RISK, COMMITMENTS AND CONTINGENCIES

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

         A summary of the Bank's contractual or notional amounts for financial instruments with off-balance sheet risk as of December 31, 1998 and 1997 along with a further discussion of these instruments, is as follows (dollars in thousands):

                                                          CONTRACTUAL OR
                                                          NOTIONAL AMOUNT
                                                       ------------------------
                                                         1998          1997
         Commercial letters of credit                  $116,078      $187,320
         Standby letters of credit                       12,566        10,763
         Shipping guarantees (indemnity letters)             72
         Commitments to purchase foreign currency
                                                          2,850         7,712
         Commitments to sell foreign currency
                                                          4,303         7,488
         Commitments to extend credit                    47,636        47,433

         A commercial letter of credit is an instrument containing the commitment of the Bank stating that the Bank will honor drawings under and in full compliance with the terms of the letter of credit. The letters of credit are usually drawn on the presentation of certain required documents, such as commercial invoice and bills of lading. Essentially, letters of credit facilitate the purchase of merchandise by the Bank's customers by substituting the credit standing of the Bank for that of the Bank's customer. Commercial letter of credit contracts are generally for a short commitment period.

         Standby letters of credit are commitments issued to guarantee the performance of a customer to a third party. The Bank issues standby letters of credit to ensure contract performance or assure payment by its customers. The guarantees extend for periods up to 12 months. The risk involved in issuing standby letters of credit is the same as the credit risk involved in extending loan facilities to customers and they are subject to the same credit approvals and monitoring procedures. The Bank holds certificates of deposit and guarantees from other banks as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for standby letters of credit commitments at December 31, 1998 varies from zero percent to 100 percent.

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

         On January 31, 1998, Development Specialists, Inc., the Liquidating Trustee of the Model Imperial Liquidating Trust established under the Plan of Reorganization in the Model Imperial, Inc. Chapter 11 Bankruptcy proceeding, filed an action against the Bank in the United States Bankruptcy Court for the Southern District of Florida objecting to the Bank's proof of claim in the Chapter 11 proceeding and affirmatively seeking damages against the Bank in excess of $34 million for alleged involvement with former officers and directors of Model Imperial, Inc. in a scheme to defraud Model Imperial, Inc. and its bank lenders. The action is one of several similar actions filed by the Trustee against other defendants that were involved with Model Imperial seeking the same damages as in the action against the Bank. The Bank believes the claims are without merit either as a matter of law or fact and intends to vigorously defend the action.

         From time to time the Bank is engaged in additional litigation incidental to its operations.

         While any litigation contains an element of uncertainty, the Bank, after considering the advice of legal counsel, believes the outcome of all aforementioned litigation will not have a material adverse effect on the Bank's financial position, results of operations or liquidity.

14.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 1998 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein (dollars in thousands).

                                                        DECEMBER 31, 1998               DECEMBER 31, 1997
                                                   ----------------------------------------------------------
                                                    CARRYING           FAIR         CARRYING           FAIR
                                                     AMOUNT           VALUE          AMOUNT           VALUE
         Assets:
           Cash and cash equivalents               $  111,790      $  111,790      $   91,434      $   91,434
           Interest-earning deposits
             with other banks                         200,203         200,203         113,730         113,730
           Securities available for sale               69,725          69,725          54,641          54,641
           Securities held to maturity                 30,291          30,118
           Other investments                           15,000          15,000
           Loans, net                               1,163,705       1,160,775         952,431         951,624


         Liabilities:
           Demand deposits                            167,372         148,478         148,478         148,478
           Time deposits                            1,309,680       1,314,000         986,569         986,445
           Other borrowings                             6,116           6,116
           Trust preferred securities                  11,000          11,000

         Contingent assets and liabilities:
           Bankers acceptances                         75,567             567          95,312             477
           Deferred payment letters of credit           6,468              29           8,352              30

         Off-balance sheet instruments -
           unrealized gains (losses):
           Commitments to extend credit                                    90                             210
           Commercial letters of credit                                   273                             251
           Standby letters of credit                                      188                             108
           Indemnity letters of credit                                      1
           Commitments to purchase foreign currency                        (8)                            147
           Commitments to sell foreign currency                            29                             137

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

         SECURITIES AVAILABLE FOR SALE, SECURITIES HELD TO MATURITY AND TRUST PREFERRED SECURITIES - The fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

         OTHER INVESTMENTS AND OTHER BORROWINGS - The carrying amount of other investments and other borrowings is a reasonable estimate of fair value.

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

15.      FOREIGN ACTIVITIES

         The Company's foreign activities primarily consist of providing global trade finance, with particular emphasis on trade finance, with and between South America, Central America, the Caribbean (the "Region") and the United States or otherwise involving the Region. The Company considers assets and revenues as associated with foreign activities on the basis of the country of domicile of the customer. The nature of the Company's operations make it difficult to determine precisely foreign activities profitability since it involves the use of certain judgmental allocations. Rates used to determine charges or credits for funds used or generated by foreign activities are based on actual costs during the period for selected interest-bearing sources of funds. Other operating income and expenses are determined based upon internal allocations appropriate to the individual activities. A summary of the Company's domestic and foreign activities as of and for the years ended December 31, 1998, 1997 and 1996 is as follows (dollars in thousands):

                                       INCOME BEFORE
                        OPERATING      PROVISION FOR      NET           TOTAL
                         INCOME        INCOME TAXES      INCOME         ASSETS
         1998
         Domestic      $   16,708      $    8,789      $    6,897      $  610,834
         Foreign           54,826          25,031          14,902       1,096,729
                       ----------      ----------      ----------      ----------
         Total         $   71,534      $   33,820      $   21,799      $1,707,563
                       ==========      ==========      ==========      ==========

         1997
         Domestic      $   12,635      $    5,548      $    3,529      $  426,130
         Foreign           42,769          19,453          12,374         916,004
                       ----------      ----------      ----------      ----------
         Total         $   55,404      $   25,001      $   15,903      $1,342,134
                       ==========      ==========      ==========      ==========

         1996
         Domestic      $   13,639      $    5,809      $    3,623      $  279,283
         Foreign           24,596           9,756           6,087         476,287
                       ----------      ----------      ----------      ----------
         Total         $   38,235      $   15,565      $    9,710      $  755,570
                       ==========      ==========      ==========      ==========

16.      PARENT COMPANY FINANCIAL INFORMATION

         Condensed financial information for Hamilton Bancorp Inc. (Parent Company only) is as follows (dollars in thousands):

         STATEMENTS OF CONDITION

                                                             DECEMBER 31,
         ASSETS                                           1998          1997
                                                        --------      --------
         Demand deposit with the Bank                   $    190      $  8,195
         Securities available for sale                     9,763         1,447
         Goodwill, net                                       404           447
         Other assets                                        960           301
         Investment in subsidiaries                       93,543        73,187
         Investment in the Bank's preferred stock         30,050        14,750
         Total                                          $134,910      $ 98,327
                                                        ========      ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

         Subordinated debentures held by the Trust      $ 11,340
         Other liabilities                                    24
         Stockholders' equity                            123,546      $ 98,327
                                                        --------      --------
         Total                                          $134,910      $ 98,327
                                                        ========      ========

                                                                                   YEARS ENDED DECEMBER 31,
                                                                            -------------------------------------
         STATEMENTS OF INCOME                                                   1998           1997          1997
            Interest income                                                 $    530       $    339      $      8
            Dividends from Bank and other income                               2,258          1,105           712
                                                                            --------       --------      --------
                 Total income                                                  2,788          1,444           720

            Interest expense                                                      12
            Operating expenses                                                 1,539            294            43
                                                                            --------       --------      --------
                 Total expenses                                                1,551            294            43
                                                                            --------       --------      --------

            Income before equity in undistributed income of subsidiary         1,237          1,150           677

            Equity in undistributed income of subsidiaries                    20,391         14,787         9,033
                                                                            --------       --------      --------
            Income before income tax (benefit) provision                      21,628         15,937         9,710

            Income tax (benefit) provision                                      (171)            34
                                                                            --------       --------      --------


            Net income                                                      $ 21,799       $ 15,903      $  9,710
                                                                            ========       ========      ========


                                                                                     YEARS ENDED DECEMBER 31,
                                                                          -----------------------------------------
         STATEMENTS OF CASH FLOWS                                            1998            1997            1996
         Cash flows from operating activities:
           Net income                                                     $  21,799       $  15,903       $   9,710
           Adjustments to reconcile net income to
              net cash provided by operations:
                Equity in undistributed income of subsidiary                (20,391)        (14,787)         (9,033)
                Write down on security available for sale                       587
                Amortization of goodwill                                         43              43              43
                Other                                                        (1,198)           (269)
                                                                          ---------       ---------       ---------
                    Net cash provided by operating activities                 3,236             890             720
                                                                          ---------       ---------       ---------
         Cash flows from investing activities:
           Purchase of securities available for sale                       (140,163)        (96,504)           (249)
           Proceeds from maturities of securities available for sale        131,172          95,216
           Payment for investment in Bank's common stock                                    (20,237)
           Payment for investment in the Bank's preferred stock             (15,300)        (10,000)
           Payment for investment in the Trust's common stock                  (340)
                                                                          ---------       ---------       ---------
                    Net cash used in investing activities                   (24,631)        (31,525)           (249)
                                                                          ---------       ---------       ---------
         Cash flows from financing activities:
           Proceeds from issuance of common stock                             2,050          38,994
           Proceeds from issuance of trust preferred securities              11,340
           Cash dividends on preferred stock                                                   (319)           (708)
                                                                          ---------       ---------       ---------
         Net cash provided by (used in) financing activities                 13,390          38,675            (708)
                                                                          ---------       ---------       ---------
         Net (decrease) increase in cash                                     (8,005)          8,040            (237)
         Cash at beginning of year                                            8,195             155             392
                                                                          ---------       ---------       ---------
         Cash at end of year                                              $     190       $   8,195       $     155
                                                                          =========       =========       =========



                                   * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                      None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Reference is made to information under the captions "Information as to Directors and Executive Officers" and "Meetings of the Board of Directors and Committees" in the Registrant's definitive proxy statement relating to its 1999 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1998, all of which information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

         Reference is made to the information set forth in the Registrant's definitive proxy statement relating to its 1999 Annual Meeting of Stockholders under the caption "Executive Compensation" and continuing through the caption "Certain Transactions with Management" (excluding the information set forth under the caption "Compensation Committee Report") which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1998, which information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Reference is made to the information set forth under the caption "Ownership of Equity Securities" in the Registrant's definitive proxy statement relating to its 1999 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1998, which information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Reference is made to the information set forth under the caption "Certain Transactions with Management" in the Registrant's definitive proxy statement relating to its 1999 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1998, which information is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements. The following financial statements and financial statement schedules are contained herein or are incorporated herein by reference:

                                                                Page in
                                                               Form 10-K

Independent Auditors' Report                                       44

Consolidated Statements of Condition as of December 31, 1998
         and 1997                                                  45

Consolidated Statements of Income for the years ended
         December 31, 1998, 1997 and 1996                          46

Consolidated Statements of Comprehensive Income for the years
         ended December 31, 1998, 1997 and 1996                    47

Consolidated Statements of Stockholders' Equity for
         the years ended December 31, 1998, 1997 and 1996          48

Consolidated Statements of Cash Flows for the years ended
         December 31, 1998, 1997 and 1996                          49

Notes to Consolidated Financial Statements                         50

All Schedules are omitted because they are either not required or the information is otherwise included in the consolidated financial statements or notes thereto.





         2. Exhibits. The following exhibits are contained herein or are incorporated herein by reference:

                             DESCRIPTION OF EXHIBIT

3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, Registration No. 333-20435)

3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1, Registration No. 333-20435)

4.1      Form of Common Stock certificate (incorporated by reference to Exhibit
         4.1 of the Company's Registration Statement on Form S-1, Registration No. 333-20435)

4.2 Certificate of Trust for Hamilton Capital Trust I (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement, Registration No. 333-68453)

4.3 Declaration of Trust for Hamilton Capital Trust I (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement, Registration No. 333-68453)

4.4 Form of Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement, Registration No. 333-68453)

4.5      Form of Series A Subordinated Debenture (incorporated by reference to
         Exhibit 4.4 to the Company's Registration Statement, Registration No. 333-68453)

4.6      Form of Series A Capital Security (incorporated by reference to Exhibit
         4.5 to the Company's Registration Statement, Registration No.
         333-68453)

4.7 Form of Indenture (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement, Registration No. 333-68453)

10.1 Company's 1993 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1, Registration No. 333-20435)

10.2 Lease Agreement, dated December 20, 1997, by and between Hamilton Bank, N.A. and System Realty Twelve, Inc. regarding the Company's corporate headquarters (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1, Registration No. 333-20435)

21.1     Subsidiaries of the Company*

23.1     Consent of Deloitte & Touche LLP.


27.1     Financial Data Schedule (for SEC use only)


         (b) No reports on Form 8-K were filed during the fourth quarter of 1998.


* To be filed by amendment

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 1999.

                                           HAMILTON BANCORP INC.



                                           /s/ Eduardo A. Masferrer
                                           ------------------------------------
                                           Eduardo A. Masferrer, Chairman of the
                                           Board and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 30, 1999 on behalf of the Registrant and in the capacities indicated.




  /s/ Eduardo A. Masferrer           /s/ Maura A. Acosta
  -------------------------          ------------------------------------------
  Eduardo A. Masferrer               Maura A. Acosta
  Director                           Director



  /s/ William Alexander              /s/ William Bickford
  -------------------------          ------------------------------------------
  William Alexander                  William Bickford
  Director                           Director



  /s/ Thomas F. Gaffney              /s/ Virgilio E. Sosa, Jr.
  -------------------------          ------------------------------------------
  Thomas F. Gaffney                  Virgilio E. Sosa, Jr.
  Director                           Director



  /s/ Ronald A. Lacayo               /s/ John M. R. Jacobs
  -------------------------          ------------------------------------------
  Ronald A. Lacayo                   John M. R. Jacobs, Senior Vice President
  Director                           Finance and Treasurer (principal financial
                                     officer and principal accounting officer)

INSERT FOR EXHIBIT INDEX TO HAMILTON BANCORP 10-K


4.2 Certificate of Trust for Hamilton Capital Trust I (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement, Registration No. 333-68453)

4.3 Declaration of Trust for Hamilton Capital Trust I (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement, Registration No. 333-68453)

4.4 Form of Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement, Registration No. 333-68453)

4.5      Form of Series A Subordinated Debenture (incorporated by reference to
         Exhibit 4.4 to the Company's Registration Statement, Registration No. 333-68453)

4.6      Form of Series A Capital Security (incorporated by reference to Exhibit
         4.5 to the Company's Registration Statement, Registration No.
         333-68453)

4.7 Form of Indenture (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement, Registration No. 333-68453)

27.1     Financial Data Schedule (for SEC use only)