Form 10-K/A
period 1998-12-31
HAMILTON BANCORP INC
filed 1999-04-19
CIK 894172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A



For the fiscal year ended                  December 31, 1998
                          ------------------------------------------------------

                                       OR

For the transition period from _______________________ to ______________________


                     Commission file number    0-20960
                                            ---------------


                              Hamilton Bancorp Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Florida                                        65-0149935
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                   3750 N.W. 87th Avenue, Miami, Florida          33178
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)


Registrant's telephone number, including area code      (305) 717-5500
                                                   -----------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

                 9.75% Beneficial Unsecured Securities, Series A
    (Liquidation Amount $10 per Capital Security) of Hamilton Capital Trust I
--------------------------------------------------------------------------------
                                (Title of Class)


         Indicate by check mark X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             ----    ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this From 10-K/A. [ ]

                            [COVER PAGE 1 OF 2 PAGES]

         The aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant as of March 22, 1998 was $218,502,422 based upon the average of the high and low price of a share of Common Stock as reported by the NASDAQ National Market on such date. As of March 22, 1998, 10,059,479 shares of Registrant's Common Stock were outstanding.

                            [COVER PAGE 2 OF 2 PAGES]

Item 14. of the Registrant's Form 10-K for the year ended December 31, 1998 is hereby amended to add the following Exhibit 21.1 thereto:


                                                                    EXHIBIT 21.1



Hamilton Bank, N.A. is a 99.7% owned subsidiary of Hamilton Bancorp Inc.

Hamilton Capital Trust I, a Delaware business trust, is a 100% owned subsidiary of Hamilton Bancorp Inc.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of April, 1999.

                                           HAMILTON BANCORP INC.


                                           /s/ Juan Carlos Bernace
                                           ----------------------------
                                           Juan Carlos Bernace
                                           Executive Vice President