Form 10-K/A
period 1998-12-31
HAMILTON BANCORP INC
filed 1999-04-29
CIK 894172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K/A-2


For the fiscal year ended         December 31, 1998
                          ------------------------------------------------------

                                       OR

For the transition period from                       to
                               ---------------------    ----------------------

                     Commission file number    0-20960
                                            ---------------

                              Hamilton Bancorp Inc.
------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Florida                                  65-0149935
------------------------------------------------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                   3750 N.W. 87th Avenue, Miami, Florida 33178
------------------------------------------------------------------------------
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

         Indicate by check mark X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

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

                            [COVER PAGE 2 OF 2 PAGES]

Items 10, 11, 12 and 13 of Part III of the Registrant's Form 10-K for the year ended December 31, 1998 are hereby amended to read as follows:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         INFORMATION AS TO DIRECTORS AND EXECUTIVE OFFICERS

         Listed below are the names of the seven directors of Hamilton Bancorp, together with their ages, their principal occupations during the past five years, any other directorships they hold with companies having securities registered under the Securities Exchange Act of 1934 and the years during which their current consecutive terms as directors of Hamilton Bancorp first commenced. Each director's current term of office is until the next Annual Meeting of Shareholders of Hamilton Bancorp, which is expected to be held in the late Summer or early Fall of 1999, and until their respective successors are duly elected by shareholders and qualify. As of April 26, 1999, no director beneficially owned more than 5% of the outstanding shares of Common Stock except for Mr. Masferrer who reports beneficial ownership of 10.98% of the outstanding shares of Common Stock. Also listed below are the other Executive Officers of Hamilton Bancorp together with their ages, their principal occupations during the past five years and any other directorships they hold with companies having securities registered under the Securities Exchange Act of 1934.

DIRECTORS' NAME, AGE, PRINCIPAL OCCUPATION AND CERTAIN OTHER DIRECTORSHIPS

Eduardo A. Masferrer, age 50                                 Director Since 1988
         MR. MASFERRER has served as Hamilton Bancorp's Chairman of the Board since 1988 and as its President and Chief Executive Officer since 1990. Mr. Masferrer has also served as a director of Hamilton Bank, N.A. since his election in 1988, as Chief Executive Officer of Hamilton Bank since 1990 and as President of Hamilton Bank from 1990 to 1997. Mr. Masferrer is the husband of Ms. Maura A. Acosta.

Maura A. Acosta, age 49                                      Director Since 1997
         MS. ACOSTA has served as an Executive Vice President of Hamilton Bancorp since 1997 and as First Vice President from 1993 to 1997. Ms. Acosta has also served as an Executive Vice President of Hamilton Bank since 1994 and prior to 1994 as a Senior Vice President of Hamilton Bank. Ms. Acosta is the wife of Mr. Eduardo A. Masferrer.

William Alexander, age 75                                    Director Since 1997
         MR. ALEXANDER has served as a director and Vice Chairman of Hamilton Bank since his election in 1988.

William Bickford, age 56                                     Director Since 1997
         MR. BICKFORD is a civil engineer and, since prior to 1994, has served as the President of Consulta, a construction and engineering firm located in Guatemala, as the

         President of Tritech, a distributor of industrial products in Central America and Mexico, and as the President of Precon, a construction and engineering firm located in Guatemala.

Thomas F. Gaffney, age 66                                    Director Since 1997
         MR. GAFFNEY currently serves as a director of various non-United States corporations and investment funds. From prior to 1994 to 1995 Mr. Gaffney served as the London general manager of Bankgesellshaft, Berlin and Landesbank, Berlin.

Ronald A. Lacayo, age 43                                     Director Since 1999
         MR. LACAYO has served as a director of Hamilton Bank since his election in 1988. Since January, 1999 Mr. Lacayo has served as Chairman and Chief Executive Officer of Banco Nicaraguense de Industria y Comercio, S.A., a commercial bank in Nicaragua. Since 1996, Mr. Lacayo also has served as the President and Chief Executive Officer of Crugerwets Capital Partners, Ltd., a financial consulting firm in Miami, Florida, and from prior to 1994 as the Secretary of The Record Companies Group, an El Salvadorian manufacturer of automotive batteries. From prior to 1994 to 1997 Mr. Lacayo was the President and Chief Executive Officer of Raymel Corporation, a sportswear manufacturer in Miami, Florida.

Virgilio E. Sosa, Jr., age 42                                Director Since 1997
         MR. SOSA is an architect and, since prior to 1994, has served as the President of Master Builders, Inc., a Panamanian construction company, and as the President of IDG, Inc., a Panamanian real estate holding company.

OTHER EXECUTIVE OFFICERS' NAME, AGE, PRINCIPAL OCCUPATION AND CERTAIN OTHER DIRECTORSHIPS

Juan Carlos Bernace, age 38
         MR. BERNACE has served as an Executive Vice President of Hamilton Bancorp since 1997 and as President, Senior Lending Officer and a Director of Hamilton Bank since November 1997, as Executive Vice President of Hamilton Bank from 1996 to 1997 and as Senior Vice President-Manager of Corporate Trade Finance of Hamilton Bank from prior to 1994 to 1996.

J. Reid Bingham, age 53
         MR. BINGHAM has served as General Counsel and Secretary of Hamilton Bancorp and Hamilton Bank since 1996. From 1994 to 1996 Mr. Bingham was a partner in the law firm of Concepcion, Sexton, Bingham & Urdaneta. Mr. Bingham also serves as a director of Johnston Industries Inc., a publicly held company engaged in the manufacture of textile products.

Raul Camaliche, age 41
         MR. CAMALICHE has served as Senior Vice President and Chief Information Officer of Hamilton Bank since December 1998. From 1995 to 1998 Mr. Camaliche served as a Vice President-Group Systems Manager for the Latin American Region of Barclays Bank PLC. From prior to 1994 to 1995 Mr. Camaliche served as a Second Vice President - Information Systems of Chase Manhattan Bank, N.A.

Luis Entenberg, age 68
         MR. ENTENBERG has served as Senior Vice President-International Banking Services of Hamilton Bank since April 1999. From prior to 1994 to 1999 Mr. Entenberg served as a Vice President of CitiBank International, Miami, Florida.

Guillermo Gomez, age 40
         MR. GOMEZ has served as Senior Vice President - Corporate Lending - of Hamilton Bank since January 1998. From 1996 to 1998 Mr. Gomez was Senior Vice President - Corporate and Private Lending and Cash Management at City National Bank of Florida and from prior to 1994 to 1996 Team Leader in Corporate Lending at Intercontinental Bank, Miami, Florida.

Claudia Helguero, age 38
         MS. HELGUERO has served as Senior Vice President - Discount & Forfaiting - of Hamilton Bank since August 1998 and as Second Vice President and Vice President. from 1995 to 1998. From prior to 1994 to 1995 Ms. Helguero was a Domestic Lender at BarnettBank of South Florida.

John M. R. Jacobs, age 49
         MR. JACOBS has served as Senior Vice President - Finance since November 1998; as Senior Vice President - Commodities/Banking Relations of Hamilton Bank from January 1998 to November 1998 and as Vice President
         - Commodities Group of Hamilton Bank from January 1997 to January 1998. From prior to 1994 to 1997 Mr. Jacobs was Chief Financial Officer of Amerop Sugar Corporation, a sugar trader.

Adolfo Martinez, age 48
         MR. MARTINEZ has served as a Senior Vice President - Correspondent Banking and Structuring and Syndications since 1998 and as Senior Vice President - Capital Markets of Hamilton Bank from prior to 1994 to 1998.

Hector F. Ramirez, age 48
         MR. RAMIREZ has served as a Senior Vice President - Structured Finance of Hamilton Bank since March 1998 and as Vice President - Structured Finance Group of Hamilton Bank from 1996 to March 1998. From 1994 to 1996 Mr. Ramirez was Regional Manager for GE Capital Corp.

Sergio Sotolongo, age 46
         MR. SOTOLONGO has served as Senior Vice President-International Banking Services of Hamilton Bank since 1996. From prior to 1994 to 1996 Mr. Sotolongo served as a Senior Vice President and Deputy Manager of the International Division of Popular Bank of South Florida.

John F. Stumpff, age 51
         MR. STUMPFF has served as Senior Vice President of Hamilton Bancorp since 1998. From prior to 1994 to 1998 Mr. Stumpff served as Senior Vice President-Administration of Hamilton Bank.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires Hamilton Bancorp's directors, executive officers and holders of more than 10% of Hamilton Bancorp's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Hamilton Bancorp. Based solely upon its review of
Section 16(a) reports furnished to Hamilton Bancorp and upon representations made to Hamilton Bancorp, Hamilton Bancorp believes that during 1998 its directors, executive officers and holders of more than 10% of its Common Stock complied with all Section 16(a) filing requirements, with the following exceptions: Mr. William Alexander filed a late Form 4 relating to his sale of 2,188 shares of Hamilton Bancorp Common Stock in November 1998; Mr. Adolfo Martinez filed a late Form 4 relating to his sale of 16,250 shares of Hamilton Bancorp Common Stock in July 1998; and a trust that holds shares of Hamilton Bancorp Common Stock which have been included in Mr. Eduardo A. Masferrer's statement of beneficial ownership of Hamilton Bancorp Common Stock sold 8,000 of such shares without the knowledge of Mr. Masferrer in November 1998 and for which Mr. Masferrer filed a Form 5 (Mr. Masferrer does not exercise voting or investment control over any shares held by the trust and, accordingly, disclaims beneficial interest in such shares other than those shares deemed to be indirectly beneficially owned by minor children of Mr. Masferrer or Ms. Acosta living in their household).

ITEM 11. EXECUTIVE COMPENSATION.

         EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid by Hamilton Bancorp for services rendered during the fiscal year ended December 31, 1998 to the five most highly compensated executive officers (the "Named Officers") of Hamilton Bancorp and/or Hamilton Bank.

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG-TERM
                                                                                           COMPENSATION
                                                                                              AWARDS
                                                           ANNUAL COMPENSATION             ------------
                                                  ------------------------------------      SECURITIES
                                                                          OTHER ANNUAL       UNDERLYING        ALL OTHER
               NAME AND                           SALARY      BONUS       COMPENSATION         OPTIONS        COMPENSATION
          PRINCIPAL POSITION           YEAR         ($)        ($)             ($)               #                ($)
-----------------------------          ----       ------      ------      ------------      -----------       ------------
Eduardo A. Masferrer.................. 1998       775,900    1,103,591             -(3)           -0-          4,621(2)
   Chairman of the Board,              1997       705,400      798,058         9,500(1)           -0-          4,400(2)
     President and Chief               1996       550,000      891,410       100,400(1)        48,750          2,375(2)
       Executive Officer

Juan Carlos Bernace..................  1998       200,000      100,000             -(3)        35,576          4,648(2)
   Executive Vice President            1997       152,499       95,000             -(3)        48,396          4,400(2)
                                       1996       125,000       46,000             -(3)        48,750          2,375(2)

Maura A. Acosta....................... 1998       195,000       70,000             -(3)        20,062          4,664(2)
   Executive Vice President            1997       191,800       60,000             -(3)        19,163          4,400(2)
                                       1996       160,000       46,000             -(3)        48,750          2,375(2)

John M. R. Jacobs..................... 1998       140,000       80,000             -(3)        10,000          4,050(2)
   Senior Vice President               1997        93,205          -0-             -(3)         8,578               -0-
                                       (4)

J. Reid Bingham........................1998       165,000       35,000             -(3)        10,000          4,855(2)
  General Counsel and                  1997       150,000       30,000             -(3)        12,253          1,688(2)
   Secretary                           1996        37,500          -0-             -(3)        19,500               -0-
                                       (5)

------------------------

    (1) Represents Bank director fees paid to Mr. Masferrer during 1996 and the first three months of 1997.
    (2) Represents matching and additional contributions made by Hamilton Bank under its 401(k) plan.
    (3) The aggregate amount of perquisites and other personal benefits provided to such Named Officer is less than 10% of the total annual salary and bonus of such officer.
    (4)  Mr. Jacobs joined Hamilton Bank on January 1, 1997.
    (5)  Mr. Bingham joined Hamilton Bancorp on October 1, 1996.

CORPORATION BONUS POLICY

         Historically, Hamilton Bancorp has distributed an aggregate percentage of up to 11% (approximately 6% in 1998) of Hamilton Bancorp's pre-tax net income, after the deduction of loan loss provisions ("Available Pre-Tax Net Income"), to its executive officers and other employees as bonuses. Up to five percent (5%) of the Available Pre-Tax Net Income has historically been distributed to Eduardo A. Masferrer, Hamilton Bancorp's Chairman of the Board, President and

Chief Executive Officer, although in 1997 and 1998 the amount was 4% and 3%, respectively. Up to 6% (3% in 1998) of the Available Pre-Tax Net Income has historically been distributed to other employees based upon and in accordance with the following criteria: (i) each employee whose job performance was satisfactory or better, as determined by an appropriate department head, has received a bonus equal to two weeks' salary, (ii) each employee whose quarterly job performance is significantly above average, as determined by an appropriate department head, has received an additional bonus equal to one week's salary for each quarter in which such a review is received and (iii) any remaining portion of the percentage is distributed to those employees who have made superior contributions to Hamilton Bancorp during the year as determined by Hamilton Bancorp's Personnel Management Committee. Hamilton Bancorp may also make an additional contribution from the Available Pre-Tax Net Income to the 401(k) plan for its executive officers and other employees on behalf of all participants in the 401(k) plan at the end of the year ($.50 per participant in 1998). During the year ended December 31, 1998, $2,152,000 of Available Pre-Tax Net Income was distributed pursuant to Hamilton Bancorp's bonus plan.

401(k) PLAN

         Hamilton Bancorp maintains a 401(k) plan for its executive officers and other employees. Under the terms of the 401(k) plan, for each dollar contributed by an employee, Hamilton Bancorp intends to contribute a discretionary amount on behalf of the participant (the "Matching Contribution"). In addition, at the end of the plan year, Hamilton Bancorp may make an additional contribution from the Available Pre-Tax Net Income bonus pool on behalf of all participants at the end of the year ("Additional Contribution"). The amount that Hamilton Bancorp contributes to the 401(k) plan has historically varied from year to year. During the year ended December 31, 1998, Hamilton Bancorp made a $.25 Matching Contribution and a $.25 Additional Contribution on behalf of each participant in the aggregate amount of $154,819.

DIRECTORS' COMPENSATION

         The Directors of Hamilton Bancorp other than executive officers, receive a quarterly retainer of $4,000 and a fee of $1,000 for each meeting of the Board or committee attended in excess of regular quarterly meetings of the Board and one meeting of each committee per year. Hamilton Bancorp also reimburses all directors of Hamilton Bancorp for all travel-related expenses incurred in connection with their activities as directors.

CORPORATION STOCK OPTION PLANS

         In December 1993, Hamilton Bancorp adopted the 1993 Stock Option Plan for Key Employees and Directors, pursuant to which 2,000 shares of Common Stock are currently reserved for issuance upon exercise of options. In June 1998, Hamilton Bancorp adopted the 1998 Executive Incentive Compensation Plan, pursuant to which 70,988 shares of Common Stock are currently reserved for issuance upon exercise of options. The Stock Option Plans are designed as a means to retain and motivate key employees and directors. Hamilton Bancorp's Compensation Committee, or in the absence thereof, the Board of Directors, administers and interprets the Stock Option Plans and is authorized to grant options thereunder to all eligible employees of Hamilton Bancorp including executive officers and directors (whether or not they are employees) of Hamilton Bancorp or affiliated companies. Options granted under the Stock Option Plans are on such terms and at such prices as determined by the Compensation Committee, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the Common Stock on the date of grant. Each option is exercisable after the period or periods specified in the option agreement, but no option may be exercisable after the expiration of ten years from the date of grant. The 1993 Stock Option Plan will terminate on December 3, 2003 and the 1998 Stock Option Plan will terminate on June 15, 2008, unless either is sooner terminated by Hamilton Bancorp's Board of Directors. Incentive stock options granted to an individual who owns (or is deemed to own) at least 10% of the total combined voting power of all classes of stock of Hamilton Bancorp or its subsidiary must have an exercise price of at least 110% of the fair market value of the Common Stock on the date of grant, and a term of no more than five years. The Stock Option Plans also authorize Hamilton Bancorp to make or guarantee loans to optionees to enable them to exercise their options. Such loans must (i) provide for recourse to the optionee, (ii) bear interest at a rate not less than the prime rate of interest, and (iii) be secured by the shares of Common Stock purchased. The Board of Directors has the authority to amend or terminate the Stock Option Plans, provided that no such amendment may impair the rights of the holder of any outstanding option without the written consent of such holder, and provided further that certain amendments of the Stock Option Plans are subject to stockholder approval.

         The following table sets forth certain information with respect to options to purchase shares of Common Stock granted under Hamilton Bancorp's Stock Option Plans to the Named Officers during the year ended December 31, 1998, and represents all options granted by Hamilton Bancorp to such Named Officers for the period. In accordance with rules of the Securities and Exchange Commission, the table also describes the hypothetical gains that would exist for the respective options granted based on assumed rates of annual compounded stock appreciation of 5% and 10% from the date of grant to the end of the option term. These hypothetical gains are based on assumed rates of appreciation and, therefore, the actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall stock market conditions and the Named Officer's continued employment with Hamilton Bancorp. As a result, the amounts reflected in this table may not necessarily be achieved.

                        OPTION GRANTS IN LAST FISCAL YEAR





                                       INDIVIDUAL GRANTS                                                POTENTIAL REALIZABLE
                               ---------------------------------                                          VALUE AT ASSUMED
                                Number of                                                              ANNUAL RATES OF STOCK
                                Securities         % of Total                                            PRICE APPRECIATION
                                Underlying       Options Granted       Exercise                           FOR OPTION TERM
                                 Options         to Employees in        Price       Expiration         -----------------------
Name                           Granted (#)         Fiscal Year          ($/Sh)         Date               5%            10%
----                           -----------         -------------        ------       --------          --------     ----------
Eduardo A. Masferrer ...           -0-                 --                 --            --                --            --
Maura A. Acosta ...........       20,062              12.9%             $25.00       12/23/08          $315,422       $799,342
Juan Carlos Bernace......         35,576              22.9%              25.00       12/23/08          $559,339     $1,417,475
John M. R. Jacobs.........        10,000               6.4%              25.00       12/23/08          $157,224       $398,436
J. Reid Bingham...........        10,000               6.4%              25.00       12/23/08          $157,224       $398,436

         The following table shows information concerning the exercise of stock options during fiscal year 1998 by each of the Named Officers and the fiscal year-end value of their unexercised options.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                                   VALUE OF UNEXERCISED
                                   SHARES                         NUMBER OF UNEXERCISED            IN-THE-MONEY OPTIONS
                                  ACQUIRED        VALUE           OPTIONS AT FY-END (#)             AT FY-END ($)(1)
                                     ON          REALIZED       -------------------------       -------------------------
NAME                              EXERCISE         ($)          EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE
-------                            ------        -------         ------------------------       -------------------------
Eduardo A. Masferrer....             -0-           -0-                 48,750 /-0-                    $851,078/-0-

Maura A. Acosta............          -0-           -0-               55,137/ 32,838                 $851,078/$33,865

Juan Carlos Bernace.......           -0-           -0-               64,882/ 67,840                 $851,078/$60,052

John M. R. Jacobs..........          -0-           -0-                2,859/ 15,719                   $-0-/$16,880

J. Reid Bingham.............         -0-           -0-               23,585 / 18,168                $340,431/$16,880

------------------------

(1) Represents the difference between the closing price of Hamilton Bancorp's common stock on December 31, 1998 ($26.688) and the exercise price of the options multiplied by the number of shares represented by such options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         OWNERSHIP OF EQUITY SECURITIES

         The following table sets forth information concerning the beneficial ownership of the Common Stock of Hamilton Bancorp as of April 13, 1998 by (i) each director, (ii) each person known to Hamilton Bancorp to be the beneficial owner of more than 5% of its outstanding Common Stock, (iii) the Chief Executive Officer and the other executive officers listed in the summary compensation table and (iv) all directors and executive officers of Hamilton Bancorp as a group.


                                                 Amount and Nature of             Percentage of Outstanding
Name of Beneficial Owner                         Beneficial Ownership                   Shares Owned
-------------------------                        --------------------                  -------------
Eduardo A. Masferrer....................             1,109,628 (1)                         10.98%
Maura A. Acosta.........................                73,324 (2)                            *
William Alexander ......................                51,354 (3)                            *
William Bickford .......................               324,019 (4)                          3.22%
Thomas F. Gaffney ......................                 1,000 (5)                            *
Ronald A. Lacayo........................               122,685 (6)                          1.22%
Virgilio E. Sosa, Jr. ..................               266,918 (7)                          2.65%
Juan Carlos Bernace.....................                66,282 (8)                            *
John M. R. Jacobs ......................                 2,859 (9)                            *
J. Reid Bingham.........................                29,883 (10)                           *

All Directors and executive officers
of Hamilton Bancorp as a group,
including those listed above (18
persons)................................             2,045,196 (11)                        19.79%

Provident Investment Counsel, Inc.
         300 N. Lake Ave.                              832,162 (12)                         8.27%
         Pasadena, CA 91101



------------------------
 *       Less than 1%

(1) Includes (i) 17,687 shares of Common Stock held by Mr. Masferrer and his wife, Maura A. Acosta, as joint tenants with rights of survivorship, (ii) 48,750 shares of Common Stock issuable upon the exercise of options granted to Mr. Masferrer under the 1993 Stock Option

         Plan for Key Employees and Directors and (iii) 299,089 shares of Common Stock held in a trust established by Mr. Masferrer for the benefit of Mr. Masferrer's and Ms. Acosta's children. Mr. Masferrer does not exercise voting or investment control over the shares of Common Stock held by the trust and, accordingly, disclaims beneficial interest in the shares of Common Stock held in the trust other than those shares deemed to be indirectly beneficially owned by minor children of Mr. Masferrer or Ms. Acosta living in their household.

(2) Includes (i) 17,687 shares of Common Stock held by Ms. Acosta and her husband, Eduardo A. Masferrer, as joint tenants with rights of survivorship and (ii) 55,137 shares of Common Stock issuable upon the exercise of options granted to Ms. Acosta under the 1993 Stock Option Plan. Does not include 1,091,941 of the shares of Common Stock reported as beneficially owned by Eduardo A. Masferrer or 32,838 shares of Common Stock issuable upon the exercise of options granted to Ms. Acosta under the 1993 Stock Option Plan, which options are not currently exercisable.

(3) Includes 40,083 shares of Common Stock issuable upon the exercise of options granted to Mr. Alexander under the 1993 Stock Option Plan.

(4) Represents 324,019 shares of Common Stock held by Iberoamerican Financial Corporation, a Panamanian corporation, of which Mr. Bickford is a significant shareholder. Does not include 5,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Bickford under the 1993 and 1998 Stock Option Plan, which options are not currently exercisable.

(5) Does not include 5,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Gaffney under the 1993 Stock Option Plan, which options are not currently exercisable.

(6) Includes 25,750 shares of Common Stock issuable upon the exercise of options granted to Mr. Lacayo under the 1993 Stock Option Plan.

(7) Includes 144,509 shares of Common Stock held by VES Ventures Inc., a Panamanian corporation, of which Mr. Sosa is principal shareholder. Does not include 5,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Sosa under the 1993 Stock Option Plan, which options are not currently exercisable.

(8) Includes 64,882 shares of Common Stock issuable upon the exercise of options granted to Mr. Bernace under the 1993 Stock Option Plan. Does not include 67,840 shares of Common Stock issuable upon the exercise of options granted to Mr. Bernace under the 1993 Stock Option Plan, which options are not currently exercisable.

(9) Represents 2,859 shares of Common Stock issuable upon the exercise of options granted to Mr. Jacobs under the 1993 Stock Option Plan. Does not include 15,719 shares of Common Stock issuable upon the exercise of options granted to Mr. Jacobs under the 1993 Stock

         Option Plan, which options are not currently exercisable.

(10) Includes 23,585 shares of Common Stock issuable upon the exercise of options granted to Mr. Bingham under the 1993 Stock Option Plan. Does not include 18,168 shares of Common Stock issuable upon the exercise of options granted to Mr. Bingham under the 1993 Stock Option Plan, which options are not currently exercisable.

(11) Includes an aggregate of 275,161 shares of Common Stock issuable upon the exercise of options granted under the 1993 and 1998 Stock Option Plans. Does not include an aggregate of 222,797 shares of Common Stock issuable upon the exercise of options granted under the 1993 and 1998 Stock Option Plans, which options are not currently exercisable. See footnotes (1) - (10) above.

(12) According to a Schedule 13G filed with the Securities and Exchange Commission on January 28, 1999 by Provident Investment Counsel, Inc., such entity beneficially owned 832,162 shares of Common Stock as of December 31, 1997, had the sole power to dispose of such shares, had the sole power to vote 741,522 of such shares and no power to vote 90,640 of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         CERTAIN TRANSACTIONS WITH MANAGEMENT

         From time to time, Hamilton Bank makes loans and extends credit to certain of Hamilton Bancorp's and/or Hamilton Bank's officers and directors and to certain companies affiliated with such persons. In the opinion of Hamilton Bancorp all of such loans and extensions of credit were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other third parties. At December 31, 1998, an aggregate of $424,000 of loans and extensions of credit were outstanding to executive officers and directors of Hamilton Bancorp and/or Hamilton Bank and to companies affiliated with such persons.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of April, 1999.

                                       HAMILTON BANCORP INC.


                                       /s/ Eduardo A. Masferrer
                                       ----------------------------
                                       Eduardo A. Masferrer, Chairman of
                                       the Board and Chief Executive Officer