Form 10-Q
period 1999-03-31
HAMILTON BANCORP INC
filed 1999-05-17
CIK 894172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________to_______________

                         Commission file number: 0-20960



                              HAMILTON BANCORP INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             FLORIDA                                  65-0149935
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)


 3750 N.W. 87TH AVENUE, MIAMI, FLORIDA                 33178
(Address of Principal Executive Offices)             (Zip Code)


      Registrant's Telephone Number, Including Area Code: (305) 717 - 5500


      ---------------------------------------------------------------------

  Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]  No  [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                             Yes [ ]  No  [ ]

ITEM 1
                         PART I. FINANCIAL INFORMATION

                      HAMILTON BANCORP INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (In thousands)


                                                                                                March           December 31,
                                                                                              -----------       -----------
                                                                                                 1999                1998
                                                                                              -----------       -----------
                                                                                              (Unaudited)         (Audited)
                                     ASSETS

CASH AND DEMAND DEPOSITS WITH OTHER BANKS                                                     $    24,073       $    24,213
FEDERAL FUNDS SOLD                                                                                 62,488            87,577
                                                                                              -----------       -----------
      Total cash and cash equivalents                                                              86,561           111,790

INTEREST EARNING DEPOSITS WITH  OTHER BANKS                                                       116,447           200,203
SECURITIES AVAILABLE FOR SALE                                                                     133,476            69,725
SECURITIES HELD TO MATURITY                                                                        35,471            30,292
OTHER INVESTMENT, AT COST                                                                          15,000            15,000
LOANS-NET                                                                                       1,106,122         1,163,705
DUE FROM CUSTOMERS ON BANKERS ACCEPTANCES                                                          50,757            75,567
DUE FROM CUSTOMERS ON DEFERRED PAYMENT LETTERS OF CREDIT                                            5,455             6,468
PROPERTY AND EQUIPMENT-NET                                                                          4,660             4,775
ACCRUED INTEREST RECEIVABLE                                                                        17,462            19,201
GOODWILL-NET                                                                                        1,789             1,833
OTHER ASSETS                                                                                       21,899             9,004
                                                                                              -----------       -----------
TOTAL                                                                                         $ 1,595,099       $ 1,707,563
                                                                                              ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                                                      $ 1,385,715       $ 1,477,052
TRUST PREFERRED SECURITIES                                                                         12,650            11,000
OTHER BORROWINGS                                                                                       --             6,116
BANKERS ACCEPTANCES OUTSTANDING                                                                    50,757            75,567
DEFERRED PAYMENT LETTERS OF CREDIT OUTSTANDING                                                      5,455             6,468
OTHER LIABILITIES                                                                                  10,545             7,814
                                                                                              -----------       -----------
     Total liabilities                                                                          1,465,122         1,584,017
                                                                                              -----------       -----------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 75,000,000 shares authorized, 10,059,479 shares issued and outstanding at March 31, 1999 and 10,050,062 shares issued
       and outstanding at December 31, 1998                                                           101               100
     Capital surplus                                                                               60,321            60,117
     Retained earnings                                                                             69,884            63,815
     Accumulated other comprehensive loss                                                            (329)             (486)
                                                                                              -----------       -----------
     Total stockholders' equity                                                                   129,977           123,546
                                                                                              -----------       -----------
TOTAL                                                                                         $ 1,595,099       $ 1,707,563
                                                                                              ===========       ===========


See accompanying notes to consolidated financial statements.

                      HAMILTON BANCORP INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)

                                                          Three Months Ended March 31,
                                                         ----------------------------
                                                             1999             1998
                                                         -----------      -----------
                                                                  (Unaudited)

INTEREST INCOME:
  Loans, including fees                                  $    25,529      $    23,406
  Deposits with other banks                                    3,241            2,279
  Investment securities                                        2,756            1,012
  Federal funds sold                                             466              250
                                                         -----------      -----------
    Total                                                     31,992           26,947
INTEREST EXPENSE:

  Deposits                                                    18,168           14,737
  Trust preferred securities                                     302               --
  Federal funds purchased and other borrowing                    105              127
                                                         -----------      -----------
     Total                                                    18,575           14,864
                                                         -----------      -----------
NET INTEREST INCOME                                           13,417           12,083

PROVISION FOR CREDIT LOSSES                                      900            2,315
                                                         -----------      -----------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT
  LOSSES                                                      12,517            9,768
                                                         -----------      -----------
NON-INTEREST INCOME:
  Trade finance fees and commissions                           2,990            3,395
  Structuring and syndication fees                               577              289
  Customer service fees                                          183              145
  Gain on sale of loans                                          188               --
  Other                                                          349              136
                                                         -----------      -----------
     Total                                                     4,287            3,965
                                                         -----------      -----------
OPERATING EXPENSES:

  Employee compensation and benefits                           3,344            2,995
  Occupancy and equipment                                        960            1,070
  Other                                                        2,864            1,871
                                                         -----------      -----------
     Total                                                     7,168            5,936
                                                         -----------      -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                       9,636            7,797

PROVISION FOR INCOME TAXES                                     3,567            2,892
                                                         -----------      -----------

NET INCOME                                               $     6,069      $     4,905
                                                         ===========      ===========
NET INCOME PER COMMON SHARE:
     BASIC                                               $      0.60      $      0.50
                                                         ===========      ===========
     DILUTED                                             $      0.59      $      0.48
                                                         ===========      ===========
AVERAGE SHARES OUTSTANDING:
     BASIC                                                10,056,111        9,844,915
                                                         ===========      ===========
     DILUTED                                              10,283,235       10,208,765
                                                         ===========      ===========



See accompanying notes to consolidated financial statements.

                      HAMILTON BANCORP INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                                                  Three Months Ended March
                                                                                                 -------------------------
                                                                                                     1999          1998
                                                                                                  --------       --------
                                                                                                         (Unaudited)

NET INCOME                                                                                         $ 6,069       $ 4,905

OTHER COMPREHENSIVE INCOME, Net of tax:
   Unrealized appreciation (depreciation) in securities available for sale during period               344          (144)
   Less:  Reclassification adjustment for write off of a foreign bank stock                           (187)
                                                                                                   -------       -------
                Total                                                                                  157          (144)
                                                                                                   -------       -------
COMPREHENSIVE INCOME                                                                               $ 6,226       $ 4,761
                                                                                                   =======       =======



See accompanying notes to consolidated financial statements

                      HAMILTON BANCORP INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (Dollars in thousands, except per share data)


                                                                                                      Accumulated
                                                      Common Stock                                       Other          Total
                                                --------------------------    Capital    Retained   Comprehensive   Stockholders'
                                                  Shares          Amount      Surplus    Earnings        Loss           Equity
                                                ----------      ----------  ----------  ----------  -------------   ------------
Balance, December 31, 1998 (audited)            10,050,062      $      100  $   60,117  $   63,815    $     (486)    $  123,546

Issuance of 9,417 shares of common
   stock from exercise of options                    9,417               1         204                                      205

Net change in unrealized loss on
  securities available for sale, net of taxes                                                                157            157

Net income for the three months ended
  March 31, 1999                                                                             6,069                        6,069
                                                ----------      ----------  ----------  ----------    ----------     ----------
Balance as of March 31, 1999
  (Unaudited)                                   10,059,479      $      101  $   60,321  $   69,884    $     (329)    $  129,977
                                                ==========      ==========  ==========  ==========    ==========     ==========






See accompanying notes to consolidated financial statements.

                      HAMILTON BANCORP INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                 For Three Months Ended March
                                                                                 ---------------------------
                                                                                      1999            1998
                                                                                 -----------       ---------
sASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                    $   6,069       $   4,905
       Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                                   369             280
         Provision for credit losses                                                     900           2,315
         Deferred tax provision (benefit)                                                 28            (674)
         Write off of available for sale security                                        187               0
         Gain on sale of loans                                                          (188)              0
         Proceeds from the sale of bankers acceptances and
           loan participations, net of loan participations purchased                   5,715          33,256
       Increase in accrued interest receivable and other assets                      (11,237)         (1,338)
       Increase in other liabilities                                                   2,638           9,117
                                                                                   ---------       ---------
         Net cash provided by operating activities                                     4,481          47,861
                                                                                   ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Increases in interest-earning deposits with other banks                          83,756          22,159
     Purchase of securities available for sale                                      (293,385)        (75,576)
     Purchase of securities held to maturity                                          (6,261)         (3,000)
     Proceeds from sales and maturities of securities available for sale             229,612          68,662
     Proceeds from paydowns of securities held to maturity                             1,074               0
     Proceeds from sale of loans                                                      11,148               0
     Decrease (increase) in loans-net                                                 40,063        (152,622)
     Purchases of property and equipment-net                                            (119)           (392)
                                                                                   ---------       ---------
         Net cash provided by (used in) investing activities                          65,888        (140,769)
                                                                                   ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease) increase  in deposits                                             (91,337)         62,462
    Proceeds from trust preferred securities offering                                  1,650           2,388
    Payment of other borrowing                                                        (6,116)              0
    Net proceeds from exercise of common stock options                                   205             996
    Net cash (used in) provided by financing activities                              (95,598)         65,846

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (25,229)        (27,062)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                 111,790          91,434
                                                                                   ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                     $  86,561       $  64,372
                                                                                   =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Interest paid during the period                                                  $  18,821       $  14,236
                                                                                   =========       =========
  Income taxes paid during the period                                              $      45       $     220
                                                                                   =========       =========



See accompanying notes to consolidated financial statements

                         HAMILTON BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTE 1:  BASIS OF PRESENTATION

The consolidated statements of condition for Hamilton Bancorp Inc. and Subsidiary (the "Company") as of March 31, 1999 and December 31, 1998, the related consolidated statements of income, stockholders' equity and the cash flows for the three months ended March 31, 1999 and 1998 included in the Form 10-Q have been prepared by the Company in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited except for the consolidated statement of condition as of December 31, 1998.

The accounting policies followed for interim financial reporting are consistent with the accounting policies set forth in Note 1 to the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

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

NOTE 3: SALE OF LOANS

During the three months ended March 31, 1999, the Company sold $8.1 million of its residential mortgage loan portfolio realizing a gain of $106 thousand. This was due primarily to a status change during 1998 in the Bank's designation to a wholesale bank for purposes of the Community Reinvestment Act. This designation is due largely to the Company's focus on trade finance. In addition, the Company sold a $3.0 million foreign loan realizing a gain of $82 thousand.

NOTE 4: TRUST PREFERRED SECURITIES

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

      ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      INTRODUCTION

      Hamilton Bancorp Inc. ("Bancorp") is a bank holding company which conducts operations principally through its 99.8 percent subsidiary, Hamilton Bank, N.A. (the "Bank" and, collectively with Bancorp, the "Company"). The Bank is a national bank which specializes in financing trade flows between domestic and international companies on a global basis, with particular emphasis on trade with and between South America, Central America, the Caribbean (collectively, the "Region") and the United States. The Bank has a network of eight FDIC-insured branches with seven Florida locations in Miami, Sarasota, Tampa, West Palm Beach and Winter Haven, and a branch in San Juan, Puerto Rico. On March 8, 1999, the Company received regulatory approval for the opening of an additional branch. This branch is scheduled to be opened in July 1999.

      FINANCIAL CONDITION - MARCH 31, 1999 VS. DECEMBER 31, 1998.

      Total consolidated assets decreased $112.5 million, or 6.6 percent, during the first three months of 1999, which included a decrease of $97.5 million in interest earning assets and $15.0 million in non-interest earning assets. As a consequence, total deposits decreased $91.3 million. The decrease in consolidated assets reflects decreases of $57.6 million in loans-net, $83.8 million in interest-earning deposits with other banks and $25.1 million in federal funds sold. During the quarter the Company began to adjust its asset composition to take advantage of a greater flow of goods into the U. S. market, due to its strong consumer demand and vibrant economic environment, while continuing to finance trade between the U. S. and its global trading partners. As a consequence, the Company's exposure in the Region was significantly reduced relative to the U. S. The securities portfolio increased $68.9 million reflecting the temporary redeployment of maturing loans and interest-earning deposits with other banks in the Region.

      CASH, DEMAND DEPOSITS WITH OTHER BANKS AND FEDERAL FUNDS SOLD

      Cash, demand deposits with other banks and federal funds sold are considered cash and cash equivalents. Balances of these items fluctuate daily depending on many factors which include or relate to the particular banks that are clearing funds, loan payoffs, deposit gathering and reserve requirements. Cash, demand deposits with other banks and federal funds sold were $86.6 million at March 31, 1999 compared to $111.8 million at December 31, 1998.

      INTEREST-EARNING DEPOSITS WITH OTHER BANKS AND INVESTMENT SECURITIES

      Interest-earning deposits with other banks decreased to $116.4 million at March 31, 1999 from $200.2 million at December 31, 1998. These deposits are placed with correspondent banks in the Region, generally on a short term basis (less than 365 days), to increase yields and enhance relationships with the correspondent banks. The level of such deposits has diminished as the exposure in the Region has decreased during the three months ended March 31, 1999. The short term nature of these deposits allows the Company the flexibility to later redeploy assets into a higher yielding domestic loan component.

      Investment securities increased to $183.9 million at March 31, 1999 from $115.0 million at December 31, 1998. The increase has been primarily in U.S. government agency securities and to a lesser extent U. S. government mortgage backed securities classified as held to maturity. The government agency securities are short term in nature and allow the Company the flexibility of liquidity and the ability to convert these assets into higher yielding loans as these become accessible. The mortgage backed securities diversify the Company's portfolio, are eligible collateral for securing public funds and qualify as a Community Reinvestment Act investment.

LOANS

The Company's gross loan portfolio decreased by $57.4 million, or 4.9 percent, during the first three months of 1999 in relation to the year ended December 31, 1998. Commercial-domestic loans increased by $53.0 million and domestic acceptances discounted increased by $13.1 million or 19.1 percent. This was offset by decreases in loans to banks and other financial institutions - foreign of $57.7 million and commercial foreign loans of $33.8 million. Details on the loans by type are shown in the table below. At March 31, 1999 approximately 36.9 percent of the Company's portfolio consisted of loans to domestic borrowers and
63.1 percent of the Company's portfolio consisted of loans to foreign borrowers. The Company's loan portfolio is relatively short-term, as approximately 57.5 and
66.8 percent of loans at March 31, 1999 were short-term loans with average maturities of less than 180 and less than 365 days, respectively. See "Interest Rate Sensitivity Report".

The following table sets forth the loans by type in the Company's loan portfolio at the dates indicated.

LOANS BY TYPE
(in thousands)

                                              March 31, 1999     December 31, 1998
                                                ----------          ----------
Domestic:

Commercial (1)                                  $  342,020          $  289,032
Acceptances discounted                              69,777              56,706
Residential mortgages                                2,309              10,494
Installment                                            177                 232
                                                ----------          ----------
Subtotal Domestic                                  414,283             356,464
                                                ----------          ----------

Foreign:

Banks and other financial institutions             246,331             304,011
Commercial and industrial (1)                      371,993             405,819
Acceptances discounted                              45,467              72,597
Government and official institutions                44,007              40,639
                                                ----------          ----------
Subtotal Foreign                                   707,798             823,066
                                                ----------          ----------
Total Loans                                     $1,122,081          $1,179,530




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

At March 31, 1999 approximately 28.6 percent in principal amount of the Company's loans were outstanding to borrowers in four countries other than the United States: Panama (11.5 percent), Brazil (6.3 percent), Guatemala (6.2 percent) and Peru (4.6 percent).

LOANS BY COUNTRY
(Dollars in thousands)


                                        March 31, 1999            December 31, 1998
                                 --------------------------  --------------------------
                                                 Percent of                  Percent of
Country                            Amount       Total Loans    Amount       Total Loans
                                 ----------     -----------  ----------     -----------
United States                    $  414,283         36.9%    $  356,464         30.2%
Argentina                            39,783          3.5%        38,171          3.2%
Bolivia                              18,393          1.6%        20,816          1.8%
Brazil                               70,427          6.3%        60,685          5.1%
Colombia                             42,016          3.7%        43,793          3.7%
Dominican Republic (1)                   --           --         29,563          2.5%
Ecuador                              37,555          3.3%        46,917          4.0%
El Salvador                          33,087          2.9%        37,196          3.2%
Guatemala                            69,098          6.2%       119,227         10.1%
Honduras                             43,445          3.9%        59,564          5.0%
Jamaica                              17,548          1.6%        29,066          2.5%
Mexico                               24,000          2.1%        25,250          2.1%
Panama                              129,373         11.5%       119,615         10.1%
Peru                                 51,778          4.6%        49,382          4.2%
Suriname                             17,541          1.6%        21,868          1.9%
Venezuela (1)                            --           --         19,756          1.7%
Other (2)                           113,754         10.3%       102,197          8.7%
                                 ----------        -----     ----------        -----
Total                            $1,122,081        100.0%    $1,179,530        100.0%



(1) These countries had loans in periods presented which did not exceed 1 percent of total assets.
(2) Other consists of loans to borrowers in countries in which loans did not exceed 1 percent of total assets.

At March 31, 1999 approximately 29.7 percent in cross-border outstandings were outstanding to borrowers in five countries other than the United States: Panama (8.6 percent), Guatemala (6.8 percent), Brazil (6.5 percent), Peru (3.9 percent), and Honduras (3.9 percent).

TOTAL CROSS-BORDER OUTSTANDINGS BY COUNTRY

(Dollars in millions)


                                 March 31, 1999         December 31, 1998
                               --------------------   ---------------------
                                         % of Total              % of Total
                               Amount       Assets    Amount       Assets
                               ------        ------   ------        -------
Argentina                      $   55         3.4%    $   59         3.5%
Bahamas (1)                        37         2.3%        --          --
Bolivia                            22         1.4%        26         1.5%
Brazil                            103         6.5%       100         5.9%
B.W. Indies                        45         2.8%        36         2.1%
Colombia                           52         3.3%        54         3.2%
Costa Rica                         14         0.9%        16         0.9%
Dominican Republic                 31         1.9%        48         2.8%
Ecuador                            53         3.3%       100         5.9%
El Salvador                        50         3.1%        52         3.1%
Guatemala                         108         6.8%       131         7.7%
Honduras                           62         3.9%        69         4.1%
Jamaica                            28         1.8%        40         2.4%
Mexico                             24         1.5%        25         1.5%
Nicaragua (1)                      --          --         15         0.9%
Panama                            137         8.6%       119         7.0%
Peru                               63         3.9%        56         3.3%
Suriname                           24         1.5%        27         1.6%
Venezuela                          14         0.9%        19         1.1%
Other (2)                          51         3.2%        83         4.9%
                               ------        ----     ------        ----
Total                          $  973        61.0%    $1,075        63.4%
                               ======        ====     ======        ====




(1) These countries had outstandings in periods presented which did not exceed 1 percent of total assets.
(2) Other consists of cross-border outstandings to countries in which such cross-border outstandings did not exceed 0.75 percent of the Company's total assets at any of the dates shown.

CONTINGENCIES - COMMERCIAL LETTERS OF CREDIT
(in thousands)

The following table sets forth the total volume and average monthly volume of the Company's export and import letters of credit for each of the periods indicated. As shown by the table, the volume of commercial letters of credit decreased by 47.2 percent to $106.0 million for the three months ended March 31, 1999 when compared to the same period in 1998. This is a result of shifts towards more on-balance sheet financing and an increase in financing a greater domestic component.


                                                 Three Months Ended March 31,                       Year Ended
                                      --------------------------------------------------      ----------------------
                                               1999                        1998                  December 31, 1998
                                      ----------------------      ----------------------      ----------------------
                                                     Average                    Average                      Average
                                        Total        Monthly       Total        Monthly        Total        Monthly
                                       Volume        Volume        Volume        Volume        Volume        Volume
                                      --------      --------      --------      --------      --------      --------
Export Letters of Credit (1)          $ 45,313      $ 15,104      $107,766      $ 35,922      $397,683      $ 33,140
Import Letters of Credit (1)            60,654        20,218        92,872        30,957       349,099        29,092
                                      --------      --------      --------      --------      --------      --------
Total                                 $105,967      $ 35,322      $200,638      $ 66,879      $746,782      $ 62,232
                                      ========      ========      ========      ========      ========      ========



(1) Represents certain contingent liabilities not reflected on the Company's balance sheet.

The following table sets forth the distribution of the Company's contingent liabilities by country of the applicant and issuing bank for import and export letters of credit, respectively. As shown by the table, contingent liabilities decreased by 20.7 percent from December 31, 1998 to March 31, 1999. Individual fluctuations reflect relative changes in the flow of trade or instruments used in financing such trade.

CONTINGENT LIABILITIES (1)
(in thousands)


                                March 31, 1999    December 31, 1998
                                    --------          --------
Argentina (2)                      $     --          $  1,680
Aruba (2)                             1,124                --
Bolivia                               2,441             3,890
Costa Rica (2)                           --             2,846
Dominican Republic                    5,959             7,015
Ecuador                               1,333             3,703
El Salvador                           2,723             1,995
Guatemala                             7,787            26,132
Guyana                                2,363             2,374
Haiti                                 1,991             2,088
Honduras                              3,647             2,427
Nicaragua (2)                         1,572                --
Panama                                6,664            14,538
Paraguay                              1,325             1,961
Suriname                              3,190            11,690
Switzerland                           2,119             1,588
United States                        55,597            39,415
Other (3)                             2,199             5,374
                                   --------          --------
Total                              $102,034          $128,716
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

Determining the appropriate level of the allowance for credit losses requires management's judgment, including application of the factors described above to assumptions and estimates made in the context of changing political and economic conditions in many of the countries of the Region. Accordingly, there can be no assurance that the Company's current allowance for credit losses will prove to be adequate in light of future events and developments. At March 31, 1999 the allowance for credit losses was approximately $13.6 million.

The following table provides certain information with respect to the Company's allowance for credit losses, provision for credit losses, charge-off and recovery activity for the periods shown.

CREDIT LOSS EXPERIENCE
(in thousands)


                                                                     Three Months Ended     Year Ended
                                                                       March 31, 1999    December 31,1998
                                                                     ------------------  ----------------
Balance of allowance for credit losses at beginning of period           $    12,794        $    10,317
Charge-offs:
Domestic:
   Commercial                                                                    --             (3,357)
   Acceptances                                                                   --               (100)
   Installment                                                                   (1)                --
                                                                        -----------        -----------
 Total Domestic                                                                  (1)            (3,457)
                                                                        -----------        -----------
Foreign:
   Banks and other financial institutions                                        --             (3,901)
   Commerical and industrial                                                   (101)                --
                                                                        -----------        -----------
 Total Foreign                                                                 (101)            (3,901)
                                                                        -----------        -----------
Total charge-offs                                                              (102)            (7,358)
                                                                        -----------        -----------
Recoveries:
Domestic:
   Commercial                                                                    --                 12
Foreign:
  Banks and other financial institutions                                         --                202
                                                                        -----------        -----------
 Total recoveries                                                                --                214
                                                                        -----------        -----------
Net (charge-offs) recoveries                                                   (102)            (7,144)
Provision for credit losses                                                     900              9,621
                                                                        -----------        -----------
Balance at end of the period                                            $    13,592        $    12,794
                                                                        ===========        ===========
Average loans                                                           $ 1,162,203        $ 1,168,451
Total loans                                                             $ 1,122,081        $ 1,179,530
Net charge-offs to average loans                                               0.01%              0.61%
Allowance to total loans                                                       1.21%              1.08%



The following tables set forth an analysis of the allocation of the allowance for credit losses by category of loans and the allowance for credit losses allocated to foreign loans. The allowance is established to cover potential losses inherent in the portfolio as a whole or is available to cover potential losses on any of the Company's loans.

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES
(in thousands)

                                                                    As of               As of
                                                               March 31, 1999     December 31, 1998
                                                               --------------     ------------------
Allocation of the allowance by category of loans:
Domestic:
   Commercial                                                    $   3,983           $     945
   Acceptances                                                         845                 211
   Residential                                                          28                  66
   Installment                                                           2                   3
   Overdraft                                                           160                 190
                                                                 ---------           ---------
       Total domestic                                                5,018               1,415
Foreign:
   Government and official institutions                                533                  --
   Banks and other financial institutions                            2,984               3,033
   Commercial and industrial                                         4,506               8,010
   Acceptances discounted                                              551                 336
                                                                 ---------           ---------
      Total foreign                                                  8,574              11,379
Total                                                            $  13,592           $  12,794
                                                                 =========           =========
Percent of loans in each category to total loans:
Domestic:
   Commercial                                                         29.3%               23.9%
   Acceptances                                                         6.2%                4.8%
   Residential                                                         0.2%                0.9%
   Installment                                                         0.0%                0.0%
   Overdraft                                                           1.2%                0.6%
                                                                 ---------           ---------
      Total domestic                                                  36.9%               30.2%
Foreign:
   Banks and other financial institutions                             22.0%               25.8%
   Commercial and industrial                                          33.1%               34.4%
   Acceptances discounted                                              4.1%                6.2%
   Government and official Institutions                                3.9%                3.4%
                                                                 ---------           ---------
      Total foreign                                                   63.1%               69.8%
Total                                                                100.0%              100.0%
                                                                 =========           =========



ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES ALLOCATED TO FOREIGN LOANS
(in thousands)

                                       March 31, 1999    December 31, 1998
                                       --------------    -----------------
Balance, beginning of year                $ 11,379           $  7,890
Provision for credit losses                 (2,704)             7,188
Net charge-offs                               (101)            (3,699)
                                          --------           --------
Balance, end of period                    $  8,574           $ 11,379
                                          ========           ========




The Company does not have a rigid charge-off policy but instead charges off loans on a case-by-case basis as determined by management and approved by the Board of Directors. In some instances, loans may remain in the nonaccrual category for a period of time during which the borrower and the Company negotiate restructured repayment terms.

The Company attributes its favorable asset quality to the short-term nature of its loan portfolio, the composition of its borrower base, the importance that borrowers in the Region attach to maintaining their continuing access to financing for foreign trade and the Company's loan underwriting policies.

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

NONPERFORMING LOANS
(in thousands)


                                                     March 31, 1999    December 31, 1998
                                                     --------------    -----------------
Domestic:
   Non accrual                                           $ 2,294           $ 2,189
   Past due over 90 days and accruing                         93                69
                                                         -------           -------
      Total domestic nonperforming loans                   2,387             2,258
                                                         -------           -------

Foreign
   Non accrual                                             7,834             6,396
   Past due over 90 days and accruing                         --               404
                                                         -------           -------
      Total foreign nonperforming loans                    7,834             6,800
                                                         -------           -------
Total nonperforming loans                                $10,221           $ 9,058
                                                         =======           =======

Total nonperforming loans to total loans                    0.91%             0.77%
Total nonperforming assets to total assets                  0.64%             0.53%



At March 31, 1999 and December 31, 1998 the Company had no nonaccruing investment securities

DUE FROM CUSTOMERS ON BANKERS' ACCEPTANCES AND DEFERRED PAYMENT LETTERS OF
CREDIT.

Due from customers on bankers' acceptances and deferred payment letters of credit were $50.8 million and $5.5 million, respectively, at March 31, 1999 compared to $75.6 million and $6.5 million, respectively, at December 31, 1998. These assets represent a customer's liability to the Company while the Company's? corresponding liability to third parties is reflected on the balance sheet as "Bankers Acceptances Outstanding" and "Deferred Payment Letters of Credit Outstanding".

OTHER ASSETS

Other assets increased by $12.9 million during the three months ended March 31, 1999 primarily due to certain placements that were transferred to other assets. The Company was in the process of selling these placements and the sale transactions were completed in the first week of April 1999.

DEPOSITS

The primary sources of the Company's domestic time deposits are its eight Bank branches located in Florida and Puerto Rico. In pricing its deposits, the Company analyzes the market carefully, attempting to price its deposits competitively with the other financial institutions in the area.

Total deposits were $1,385.7 million at March 31, 1999 compared to $1,477.1 million at December 31, 1998. The decrease in deposits during the three month period was largely in certificates of deposits over $100,000 which decreased by $134.1 million. This decrease was offset by certificates of deposit under $100,000 which increased by $44.2 million.

 The following table indicates the maturities and amounts of certificates of deposit and other time deposits issued in denominations of $100,000 or more as of March 31, 1999:

MATURITIES OF AND AMOUNTS OF CERTIFICATES OF DEPOSITS AND OTHER TIME DEPOSITS $100,000 OR MORE
(in thousands)

                                         Certificates        Other Time
                                          of Deposits         Deposits
                                        $100,000 or More  $100,000 or More       Total
                                        ----------------  ----------------      --------
Three months or less                        $129,361          $ 41,698          $171,059
Over 3 through 6 months                       88,605             1,148            89,753
Over 6 through 12 months                     154,532                --           154,532
Over 12 months                                23,768                --            23,768
                                            --------          --------          --------
Total                                       $396,266          $ 42,846          $439,112
                                            ========          ========          ========


TRUST PREFERRED SECURITIES

The trust preferred securities increased by $1.7 million as a result of the exercise of the over allotment option by the underwriter. See Note 4 to the Consolidated Financial Statements for further details.

STOCKHOLDERS' EQUITY

The Company's stockholders' equity at March 31, 1999 was $130.0 million compared to $123.5 million at December 31, 1998. During this period stockholders' equity increased by $6.1 million primarily due to the retention of net income.

INTEREST RATE SENSITIVITY

The following table presents the projected maturities or interest rate adjustments of the Company's earning assets and interest-bearing funding sources based upon the contractual maturities or adjustment dates at March 31, 1999. The interest-earning assets and interest-bearing liabilities of the Company and the related interest rate sensitivity gap given in the following table may not be reflective of positions in subsequent periods.

                        INTEREST RATE SENSITIVITY REPORT
                             (Dollars in thousands)


                                               0 to 30      31 to 90   91 to 180  181 to 365    1 to 5      Over 5
                                                 Days         Days       Days        Days        Years       Years       Total
                                              ----------  ----------  ----------  ----------  ----------  ----------  ----------
Earning Assets:
   Loans                                      $  165,496  $  283,083  $  196,353  $  104,476  $  308,644  $   64,029  $1,122,081

   Federal funds sold                             62,488      62,488

   Investment securities                          24,929      99,065       3,000         600       1,700      53,065     182,359

   Interest earning deposits with
     other banks                                   6,011      70,990      35,946       3,500          --                 116,447
                                              ----------  ----------  ----------  ----------  ----------  ----------  ----------
Total                                            258,924     453,138     235,299     108,576     310,344     117,094   1,483,375
                                              ----------  ----------  ----------  ----------  ----------  ----------  ----------

Funding Sources:
   Savings and transaction deposits               58,374      49,696                                                     108,070

   Certificates of deposits of $100 or more       59,584      69,777      88,605     154,532      23,768          --     396,266

   Certificates of deposits under $100            79,360     167,865     215,001     239,835      14,795          78     716,934

   Other time deposits                            23,104      18,594       1,148                                          42,846

   Funds overnight                                42,200                                                                  42,200

   Trust preferred securities                                                                                 12,650      12,650
                                              ----------  ----------  ----------  ----------  ----------  ----------  ----------

Total                                         $  262,622  $  305,932  $  304,754  $  394,367  $   38,563  $   12,728  $1,318,966
                                              ==========  ==========  ==========  ==========  ==========  ==========  ==========

Interest sensitivity gap                      $   (3,698) $  147,206  $  (69,455) $ (285,791) $  271,781  $  104,366  $  164,409
                                              ==========  ==========  ==========  ==========  ==========  ==========  ==========

Cumulative gap                                $   (3,698) $  143,508  $   74,053  $ (211,738) $   60,043  $  164,409
                                              ==========  ==========  ==========  ==========  ==========  ==========
Cumulative gap as a percentage
   of total earning assets                         -0.25%       9.67%       4.99%     -14.27%       4.05%   11.08%
                                              ==========  ==========  ==========  ==========  ==========  ==========



LIQUIDITY

Cash and cash equivalents decreased by $25.2 million from December 31, 1998. During the first quarter of 1999, net cash provided by operating activities was $4.5 million, net cash provided by investing activities was $65.9 which was offset by net cash used by financing activities of $95.6 million. For further information on cash flows, see the Consolidated Statement of Cash Flows.

The Company's principal sources of liquidity and funding are its diverse deposit base and the sales of bankers' acceptances as well as loan participations. The level and maturity of deposits necessary to support the Company's lending and investment activities is determined through monitoring loan demand and through its asset/liability management process. Consideration in managing the Company's liquidity position include, but is not limited to, scheduled cash flows from existing assets, contingencies and liabilities, as well as projected liquidity needs arising from anticipated extensions of credit. Furthermore the liquidity position is monitored daily by management to maintain a level of liquidity conducive to efficient operations and is continuously evaluated as part of the asset/liability management process.

The majority of the Company's deposits are short-term and closely match the short-term nature of the Company's assets. See "Interest Rate Sensitivity Report." At March 31, 1999 interest-earning assets maturing within six months were $947.4 million, representing 63.9 percent of total earning assets and earning assets maturing within one year were $1.056 billion or 71.2 percent of total earning assets. The interest bearing liabilities maturing within six months were $873.3 million or 66.2 percent of total interest bearing liabilities and maturing within one year were $1.268 billion or 96.1 percent of the total at March 31, 1999.

The short-term nature of the loan portfolio and the fact that a portion of the loan portfolio consists of bankers' acceptances provides additional liquidity to the Company. Liquid assets at March 31, 1999 were $312 million, 19.6 percent of total assets, and consisted of cash and cash equivalents, due from banks-time and U. S. government agency securities that are unpledged. At March 31, 1999 the Company had been advised of $79 million in available interbank funding.

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

BANCORP CAPITAL RATIOS
(Dollars in thousands)


                                                      March 31, 1999          December 31, 1998
                                                  --------------------     ---------------------
                                                   Amount        Ratio      Amount         Ratio
                                                  --------       -----     --------        -----
Tier 1 risk-weighted
Capital:
   Actual                                         $140,822        13.4%    $133,603        12.0%
   Minimum                                          41,984         4.0%      44,411         4.0%
Total risk-weighted
Capital:
   Actual                                          153,936        14.7%     146,397        13.2%
   Minimum                                          83,968         8.0%      88,822         8.0%
Leverage:
   Actual                                          140,822         8.4%     133,603         8.0%
   Minimum                                          50,198         3.0%      50,204         3.0%



BANK CAPITAL RATIOS
(Dollars in thousands)

                                                      March 31, 1999         December 31, 1998
                                                  --------------------     --------------------
                                                   Amount        Ratio      Amount         Ratio
                                                  --------        ----     --------        ----
Tier 1 risk-weighted capital:
   Actual                                         $136,648        13.0%    $121,886        11.0%
   Minimum to be well capitalized                   62,951         6.0%      66,461         6.0%
   Minimum to be adequately capitalized             41,967         4.0%      44,307         4.0%
Total risk-weighted capital:
   Actual                                          149,757        14.3%     134,680        12.2%
   Minimum to be well capitalized                  104,918        10.0%     110,768        10.0%
   Minimum to be adequately capitalized                 34         8.0%      88,614         8.0%
Leverage:
  Actual                                           136,648         8.2%     121,886         7.3%
   Minimum to be well capitalized                   83,207         5.0%      83,086         5.0%
   Minimum to be adequately capitalized             66,566         4.0%      66,649         4.0%


MARKET RISK MANAGEMENT

In the normal course of conducting business activities, the Company is exposed to market risk which includes both price and liquidity risk. The Company's price risk arises from fluctuations in interest rates, and foreign exchange rates that may result in changes in values of financial instruments. The Company does not have material direct market risk related to commodity and equity prices. Liquidity risk arises from the possibility that the Company may not be able to satisfy current and future financial commitments or that the Company may not be able to liquidate financial instruments at market prices. Risk management policies and procedures have been established and are utilized to manage the Company's?exposure to market risk. The strategy of the Company is to operate at an acceptable risk environment while maximizing its earnings.

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

The Company's? asset and liability management process is utilized to manage interest rate risk through the structuring of balance sheet and off-balance sheet portfolios. It is the strategy of the Company to maintain as neutral an interest rate risk position as possible. By utilizing this strategy the Company "locks in" a spread between interest earning assets and interest-bearing liabilities. Given the matching strategy of the Company and the fact that it does not maintain significant medium and/or long-term exposure positions, the Company's?interest rate risk will be measured and quantified through an interest rate sensitivity report. An excess of assets or liabilities over these matched items results in a gap or mismatch. A positive gap denotes asset sensitivity and normally means that an increase in interest rates would have a positive effect on net interest income. On the other hand a negative gap denotes liability sensitivity and normally means that a decline in interest rates would have a positive effect in net interest income. However, because different types of assets and liabilities with similar maturities may reprice at different rates or may otherwise react differently to changes in overall market rates or conditions, changes in prevailing interest rates may not necessarily have such effects on net interest income.

Interest Rate Sensitivity Report as of March 31, 1999 shows that interest bearing liabilities maturing or repricing within one year exceed interest earning assets by $211.7 million. The Company monitors that the assets and liabilities are closely matched to minimize interest rate risk. On March 31, 1999 the interest rate risk position of the Company was not significant since the impact of a 100 basis point rise or fall of interest rates over the next 12 months is estimated at 4.7 percent of net income.

The level of imbalance between the repricing of rate sensitive assets and rate sensitive liabilities will be measured through a series of ratios. Substantially all of the Company's?assets and liabilities are denominated in dollars, therefore the Company has no material foreign exchange risk. In addition, the Company has no trading account securities, therefore it is not exposed to market risk resulting from trading activities.

On a daily basis the Bank's Senior Vice President of Finance and the Bank's Treasurer are responsible for measuring and managing market risk.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds, and it constitutes the Company's principal source of income. Net interest income increased to $13.4 million for the three months ended March 31, 1999 from $12.1 million for the same period in 1998, a 10.7 percent increase. The increase was due largely to an increase in average earning assets offset, to some extent, by a decrease in net interest margin. Average earning assets increased to $1.552 billion for the three months ended March 31, 1999 from $1.204 billion for the same period in 1998, a 28.9 percent increase. Average loans and acceptances discounted increased to $1.162 billion for the three months ended March 31, 1999 from $1.023 billion for the same period in 1998, a 13.6 percent increase. Average interest earning deposits with other banks increased to $108.7 million for the three months ended March 31, 1999 from $100.6 million for the same period in 1998, a 8.1 percent increase. The increase in loans was largely attributable to trade finance activities within the Region. Net interest margin decreased to 3.51 percent for the three months ended March 31, 1999 from 4.07 percent for the same period in 1998, a 56 basis point decrease. The primary reasons for this decrease were (i) the temporary increase of lower yielding
U.S. government agency securities while assets are redeployed into the higher yielding loan category and (ii) transactions with larger customers and transactions with multi-national companies which command more competitive pricing, but in turn tend to be stronger in terms of credit quality.

Interest income increased to $32.0 million for the three months ended March 31, 1999 from $26.9 million for the same period in 1998, a 19.0 percent increase, reflecting an increase in loans in the Region, partially offset by a decrease in prevailing interest rates, a tightening of loan spreads in the Region as well as the temporary increase in liquid lower yielding U.S. government agency securities discussed above. Interest expense increased to $18.6 million for the three months ended March 31, 1999 from $14.9 million for the same period in 1998, a 25.0 percent increase, reflecting the additional deposits to fund asset growth. Average interest-bearing deposits increased to $1.367 billion for the three months ended March 31, 1999 from $1.051 billion for the same period in 1998, a 30.1 percent increase. The growth in deposits was primarily a result of the Company seeking additional deposits to fund asset growth.

                          YIELDS EARNED AND RATE PAID


                                                                               For the Quarter Ended
                                                                 March 31, 1999                       March 31, 1998
                                                      ---------------------------------    ---------------------------------
                                                        Average      Revenue/    Yield/     Average      Revenue/     Yield/
                                                        Balance      Expense      Rate      Balance       Expense     Rate
                                                      ----------   ----------    ------    ----------   ----------   -------
Total Earning Assets
Loans:
    Commercial loans                                  $1,027,760   $   22,115     8.61%    $  882,519   $   19,818    8.98%
    Acceptances discounted                               117,044        2,642     9.03%       116,436        2,836    9.74%
    Overdraft                                             13,667          696    20.37%        11,629          503   17.30%
    Mortgage loans                                         3,514           71     8.08%        11,925          243    8.15%
     Installment loans                                       217            5     9.20%           232            5    8.62%
                                                      ----------   ----------              ----------   ----------
Total Loans                                            1,162,203       25,529     8.79%     1,022,741       23,406    9.15%

Time deposits with banks                                 108,748        3,241    11.92%       100,622        2,279    9.06%
Investments                                              242,179        2,756     4.55%        62,566        1,012    6.47%
Federal funds sold                                        38,486          466     4.84%        18,508          250    5.40%
                                                      ----------   ----------              ----------   ----------
     Total investments and time deposits with banks      389,413        6,463     6.64%       181,695        3,541    7.80%
Total interest earning assets                          1,551,616       31,992     8.25%     1,204,436       26,947    8.95%
Total non interest earning assets                        121,650                              131,509
                                                      ----------                           ----------
Total Assets                                          $1,673,266                           $1,335,945
                                                      ==========                           ==========
Interest Bearing Liabilities
Deposits:
    NOW and savings accounts                          $   21,654          109     2.01%    $   20,637          109    2.11%
    Money Market                                          45,849          530     4.62%        44,090          504    4.57%
    Presidential Money Market                             25,673          304     4.74%         3,305           22    2.60%
    Certificate of Deposits (including IRA)            1,160,076       15,889     5.48%       829,911       12,069    5.82%
    Time Deposits with Banks (IBF)                       109,383        1,303     4.76%       152,126        2,028    5.33%
    Other                                                  3,923           33     3.36%           475            6    5.05%
                                                      ----------   ----------              ----------   ----------
Total Deposits                                         1,366,558       18,168     5.32%     1,050,545       14,737    5.61%
Trust Preferred Securities                                12,393          302     9.75%             0            0    0.00%
Other Borrowings                                           5,498          103     7.49%           133            3    8.06%
Federal Funds Purchased 111                                    2                  7.21%         8,716          124    5.67%
                                                      ----------   ----------              ----------   ----------
Total interest bearing liabilities                     1,384,560       18,575     5.37%     1,059,393       14,864    5.61%
                                                      ----------   ----------              ----------   ----------
Non interest bearing liabilities
    Demand Deposits                                       75,510                               72,710
    Other Liabilities                                     86,875                              101,816
                                                      ----------                           ----------
Total non interest bearing liabilities                   162,385                              174,526
Stockholders equity                                      126,321                              102,026
                                                      ----------                           ----------
Total liabilities and stockholder's equity            $1,673,266                           $1,335,945
                                                      ==========                           ==========
Net Interest income / net interest spread                          $   13,417     2.88%                 $   12,083    3.34%
                                                                   ==========    -====                  ==========   -====
Margin
Interest income / interest earning assets                                         8.37%                               9.07%

Interest expense / interest earning assets                                        4.86%                               5.00%
                                                                                 -----                               -----
    Net interest margin                                                           3.51%                               4.07%




PROVISION FOR CREDIT LOSSES

The Company's provision for credit losses decreased to $900 thousand for the three months ended March 31, 1999 from $2.3 million for the same period in 1998. Net loan charge-offs during the first three months of 1998 amounted to $102 thousand compared to $825 thousand for the same period in 1998. The allowance for credit losses increased from $12.8 million at December 31, 1998 to $13.6 million at March 31, 1999. The ratio of the allowance for credit losses to total loans was 1.21 percent at March 31, 1999 increasing from approximately 1.08 percent at December 31, 1998. This increase in the ratio is due primarily to the decrease in loans during the first quarter of 1999 coupled with an increase in the allowance.

NON-INTEREST INCOME

Non-interest income increased to $4.3 million for the three months ended March 31, 1999 from $4.0 million for the same period in 1998, a 7.5 percent increase. Structuring and syndication fees increased by $288 thousand. This was offset by a decrease in trade finance fees and commissions of $405 thousand. Customer service fees increased by $38 thousand due to HARMONEY(R), the Company's proprietary internet based cash management services, and also account analysis fees. In addition, non-interest income included a gain on sale of loans of $188 thousand due largely to the sale of the residential mortgage portfolio.

The following table sets forth details regarding the components of non-interest income for the periods indicated.

NON-INTEREST INCOME

(Dollars in thousands)

                                        For the Three Months Ended March 31,
                                        ----------------------------------
                                                   1998 to 1999
                                         1998     Percent Change      1999
                                        ------    --------------    ------
Trade finance fees and commissions      $3,395        -11.9%        $2,990
Structuring and syndication fees           289         99.7%           577
Customer service fees                      145         26.2%           183
Gain on sale of loans                       --        100.0%           188
Other                                      136        156.6%           349
                                        ------        -----         ------
Total non-interest income               $3,965          8.1%        $4,287
                                        ======        =====         ======




OPERATING EXPENSES

Operating expenses increased to $7.2 million for the three months ended March 31, 1999 from $5.9 million for the same period in 1998, a 22.0 percent increase. The majority of this increase was in other expenses which increased to $2.9 million for the three months ended March 31, 1999 from $1.9 million for the same period in 1998. This increase was largely due to increased legal expenses. The increase in legal expenses was the result of an increase in the number of litigation cases in the ordinary course of business during the period. Also included in Other operating expenses is a write off of $187 thousand taken on an investment in a foreign bank stock classified as available for sale which was intervened by the foreign government. The Company's efficiency ratio increased to 40.5 percent for the three month period ended March 31, 1999 from 37.0 percent for the same period in 1998.

The following table sets forth details regarding the components of operating expenses for the periods indicated.

OPERATING EXPENSES

(Dollars in thousands)


                                       For the Three Months Ended March 31,
                                       ------------------------------------
                                                 1998 to 1999
                                        1998    Percent Change      1999
                                       ------   --------------    --------
Employee compensation and benefits     $2,995        11.7%        $3,344
Occupancy and equipment                 1,070       -10.3%           960
Other operating expenses                1,871        53.1%         2,864
                                       ------       -----         ------
Total operating expenses               $5,936        20.8%        $7,168
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

The Company has provided compliance certification questionnaires to each of its customers in order to determine their ability to be Year 2000 compliant. The Company has amended its Credit Policy Manual to require the Company to terminate business with a customer unless the Company is assured that such customer is or will be Year 2000 compliant in the near future, except in such instances where the customer's failure to be Year 2000 compliant will not, either individually or in the aggregate, have a material adverse effect on the Company. If a customer does not respond to the questionnaire or if its response does not provide the Company with adequate assurance that such customer's failure to be Year 2000 compliant would not have a material adverse effect on the Company, the Company will not renew its current relationship with that customer. Since approximately 70 percent of the loan portfolio matures within 365 days, the majority of the portfolio would be subject to the amended credit policy. There can be no assurance that the parties mentioned above will become Year 2000 compliant on a timely basis. The Company believes that the process of modifying all mission critical applications of the Company will continue as planned and expects to complete all of the testing, changes and verifications by June 30, 1999 as dictated by FFIEC guidelines.

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

Concurrently, the Company is in the process of upgrading its computers systems to accommodate the growth of the past two years. These new systems when installed are Year 2000 compliant. The Company believes the total costs relating exclusively to Year 2000 compliance will be approximately $250,000, which amount is not material to the Company's financial position or results of operations. To date, the Company has incurred approximately $100,000 of these estimated expenses. Any purchased hardware or software in connection with this process will be capitalized in accordance with normal Company policy. Personnel and all other costs are being expensed as incurred

The costs and dates on which the Company plans to complete the Year 2000 process are based on the Company's best estimates. However, there can be no assurance that these estimates will be achieved and actual results could differ


EXHIBIT 1
        HAMILTON BANCORP INC. AND SUBSIDIARY
        CALCULATION OF EARNINGS PER SHARE
        (Dollars in thousands, except per share data)


                                                                 Three Months Ended March 31,
                                                                ----------------------------
                                                                   1999              1998
                                                                -----------      -----------
Basic
Weighted average number of common shares outstanding             10,056,111        9,844,915

Net income                                                      $     6,069      $     4,905

Basic earnings                                                  $      0.60      $      0.50

Diluted:

Weighted average number of common shares outstanding             10,056,111        9,844,915

Common equivalent shares outstanding - options                      227,124          363,850
                                                                -----------      -----------

Total common and common equivalent shares outstanding            10,283,235       10,208,765

Net income                                                      $     6,069      $     4,905

Diluted earnings per share                                      $      0.59      $      0.48



                                     PART II
                                OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(d) As reported in Registrant's Form SR for the period ending June 25, 1997 relating to the use of proceeds from the sale of common stock pursuant to Registrant's Registration Statement No.2-20960 effective March 25, 1997 and in Registrant's Form 10-K for the period ending December 31, 1998, US$3,600,000 of the proceeds remained temporarily invested in short term investments at that date. On March 8, 1999 the entire US$3,600,000 remaining balance was invested in equity stock of Hamilton Bank, N.A.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 1999              Hamilton Bancorp, Inc.


                                 /s/ Eduardo A. Masferrer
                                 -----------------------------------------------
                                 Eduardo A. Masferrer,
                                 Chairman, President and Chief Executive Officer


                                 /s/ John M. R. Jacobs
                                 -----------------------------------------------
                                 John M. R. Jacobs,
                                 Senior Vice President - Finance and Principal Financial and Chief Accounting Officer