Form 10-Q
period 1999-06-30
HAMILTON BANCORP INC
filed 1999-08-16
CIK 894172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________to_______________


                         Commission file number: 0-20960


                              HAMILTON BANCORP INC.
             (Exact Name of Registrant as Specified in Its Charter)


                    FLORIDA                                                          65-0149935
(State or Other Jurisdiction of Incorporation or Organization)         (I.R.S. Employer Identification No.)

          3750 N.W. 87TH AVENUE, MIAMI, FLORIDA                                        33178
         (Address of Principal Executive Offices)                                    (Zip Code)


       Registrant's Telephone Number, Including Area Code: (305) 717-5500

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

ITEM 1
                          PART I. FINANCIAL INFORMATION

                      HAMILTON BANCORP INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (In thousands)

                                                                                            June            December 31,
                                                                                         -----------        -----------
                                                                                            1999                1998
                                                                                         -----------        -----------
                                                                                         (Unaudited)         (Audited)

                                        ASSETS

CASH AND DEMAND DEPOSITS WITH OTHER BANKS                                                $    20,200        $    24,213
FEDERAL FUNDS SOLD                                                                            81,538             87,577
                                                                                         -----------        -----------
      Total cash and cash equivalents                                                        101,738            111,790

INTEREST EARNING DEPOSITS WITH  OTHER BANKS                                                  173,602            200,203
SECURITIES AVAILABLE FOR SALE                                                                 58,323             69,725
SECURITIES HELD TO MATURITY                                                                   39,173             30,292
OTHER INVESTMENT, AT COST                                                                     15,000             15,000
LOANS-NET                                                                                  1,143,563          1,163,705
DUE FROM CUSTOMERS ON BANKERS ACCEPTANCES                                                     34,004             75,567
DUE FROM CUSTOMERS ON DEFERRED PAYMENT LETTERS OF CREDIT                                       4,684              6,468
PROPERTY AND EQUIPMENT-NET                                                                     4,877              4,775
ACCRUED INTEREST RECEIVABLE                                                                   15,443             19,201
GOODWILL-NET                                                                                   1,746              1,833
OTHER ASSETS                                                                                  14,918              9,004
                                                                                         -----------        -----------
TOTAL                                                                                    $ 1,607,071        $ 1,707,563
                                                                                         ===========        ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                                                 $ 1,412,988        $ 1,477,052
TRUST PREFERRED SECURITIES                                                                    12,650             11,000
OTHER BORROWINGS                                                                                  --              6,116
BANKERS ACCEPTANCES OUTSTANDING                                                               34,004             75,567
DEFERRED PAYMENT LETTERS OF CREDIT OUTSTANDING                                                 4,684              6,468
OTHER LIABILITIES                                                                              6,165              7,814
                                                                                         -----------        -----------
     Total liabilities                                                                     1,470,491          1,584,017
                                                                                         -----------        -----------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 75,000,000 shares authorized, 10,070,313 shares issued and outstanding at June 30, 1999 and 10,050,062 shares issued
       and outstanding at December 31, 1998                                                      101                100
     Capital surplus                                                                          60,422             60,117
     Retained earnings                                                                        76,316             63,815
     Accumulated other comprehensive loss                                                       (259)              (486)
                                                                                         -----------        -----------
     Total stockholders' equity                                                              136,580            123,546
                                                                                         -----------        -----------
TOTAL                                                                                    $ 1,607,071        $ 1,707,563
                                                                                         ===========        ===========


See accompanying notes to consolidated financial statements

                      HAMILTON BANCORP INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)

                                                      Three Months Ended June 30,          Six Months Ended June 30,
                                                     -----------------------------       -----------------------------
                                                        1999              1998              1999              1998
                                                     -----------       -----------       -----------       -----------
                                                              (Unaudited)                         (Unaudited)

INTEREST INCOME:
  Loans, including fees                              $    25,606       $    26,406       $    51,136       $    49,813
  Deposits with other banks                                3,754             2,260             6,995             4,538
  Investment securities                                    1,744             1,120             4,499             2,130
  Federal funds sold                                         383               280               849               532
                                                     -----------       -----------       -----------       -----------
    Total                                                 31,487            30,066            63,479            57,013
INTEREST EXPENSE:
  Deposits                                                16,846            16,842            35,014            31,579
  Trust preferred securities                                 313                --               615                --
  Federal funds purchased and other borrowing                 39               157               144               283
                                                     -----------       -----------       -----------       -----------
     Total                                                17,198            16,999            35,773            31,862
                                                     -----------       -----------       -----------       -----------
NET INTEREST INCOME                                       14,289            13,067            27,706            25,151
PROVISION FOR CREDIT LOSSES                                1,746             1,766             2,646             4,081
                                                     -----------       -----------       -----------       -----------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT
  LOSSES                                                  12,543            11,301            25,060            21,070
                                                     -----------       -----------       -----------       -----------
NON-INTEREST INCOME:
  Trade finance fees and commissions                       3,442             3,228             6,432             6,623
  Structuring and syndication fees                         1,220               454             1,797               743
  Customer service fees                                      142               166               325               311
  Gain on sale of assets                                      27                --               214                --
  Other                                                      270               114               621               250
                                                     -----------       -----------       -----------       -----------
     Total                                                 5,101             3,962             9,389             7,927
                                                     -----------       -----------       -----------       -----------
OPERATING EXPENSES:
  Employee compensation and benefits                       3,167             3,053             6,511             6,048
  Occupancy and equipment                                  1,037             1,066             1,997             2,136
  Other                                                    3,257             2,317             6,122             4,188
                                                     -----------       -----------       -----------       -----------
     Total                                                 7,461             6,436            14,630            12,372
                                                     -----------       -----------       -----------       -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                  10,183             8,827            19,819            16,625
PROVISION FOR INCOME TAXES                                 3,750             3,273             7,318             6,166
                                                     -----------       -----------       -----------       -----------

NET INCOME                                           $     6,433       $     5,554       $    12,501       $    10,459
                                                     ===========       ===========       ===========       ===========
NET INCOME PER COMMON SHARE:
     BASIC                                           $      0.64       $      0.56       $      1.24       $      1.05
                                                     ===========       ===========       ===========       ===========
     DILUTED                                         $      0.63       $      0.54       $      1.22       $      1.02
                                                     ===========       ===========       ===========       ===========
AVERAGE SHARES OUTSTANDING:
     BASIC                                            10,065,908         9,988,481        10,061,037         9,917,070
                                                     ===========       ===========       ===========       ===========
     DILUTED                                          10,274,527        10,326,021        10,276,353        10,279,270
                                                     ===========       ===========       ===========       ===========


See accompanying notes to consolidated financial statements.

                      HAMILTON BANCORP INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                   Three Months Ended June 30,     Six Months Ended June 30,
                                                                       1999           1998            1999           1998
                                                                     --------        -------        --------        -------
                                                                           (Unaudited)                    (Unaudited)

NET INCOME                                                           $  6,433        $ 5,554        $ 12,501        $10,459

OTHER COMPREHENSIVE INCOME, Net of tax:
   Unrealized appreciation (depreciation) in securities
    available for sale during period                                       70             54             414            (90)
   Less:  Reclassification adjustment for write off of a
    foreign bank stock                                                      0              0            (187)             0
                                                                     --------        -------        --------        -------

                Total                                                      70             54             227            (90)
                                                                     --------        -------        --------        -------

COMPREHENSIVE INCOME                                                 $  6,503        $ 5,608        $ 12,728        $10,369
                                                                     ========        =======        ========        =======



See accompanying notes to consolidated financial statements

                      HAMILTON BANCORP INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (Dollars in thousands, except per share data)


                                                                                                  Accumulated
                                                      Common Stock                                   Other             Total
                                                 ----------------------    Capital   Retained    Comprehensive     Stockholders'
                                                   Shares        Amount    Surplus   Earnings         Loss            Equity
                                                 ----------      ------    -------   --------    -------------     -------------

Balance, December 31, 1998 (audited)             10,050,062       $100     $60,117    $63,815        $(486)          $123,546

Issuance of 20,251 shares of common
   stock from exercise of options                    20,251          1         187                                        188

Reduction of tax liability due to
   deductibility of stock options excercised                                   118                                        118

Net change in unrealized loss on
  securities available for sale, net of taxes                                                          227                227

Net income for the six months ended
  June 30, 1999                                                                        12,501                          12,501
                                                 ----------       ----     -------    -------        -----           --------

Balance as of June 30, 1999
  (Unaudited)                                    10,070,313       $101     $60,422    $76,316        $(259)          $136,580
                                                 ==========       ====     =======    =======        =====           ========



See accompanying notes to consolidated financial statements.

                      HAMILTON BANCORP INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                               For Six Months Ended June
                                                                               --------------------------
                                                                                 1999             1998
                                                                               ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                $  12,501        $  10,459
       Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                               665              567
         Provision for credit losses                                               2,646            4,081
         Deferred tax provision (benefit)                                             59             (831)
         Write off of available for sale security                                    187                0
         Gain on sale of loans                                                      (188)               0
         Net (gain) loss on sale of other real estate owned                          (26)              34
         Proceeds from the sale of bankers acceptances and
           loan participations, net of loan participations purchased                  77           60,749
       Increase in accrued interest receivable and other assets                   (2,304)          (7,557)
       (Decrease) increase in other liabilities                                   (1,550)             914
                                                                               ---------        ---------
         Net cash provided by operating activities                                12,067           68,416
                                                                               ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease (increase) in interest-earning deposits with other banks            26,601           (8,358)
     Purchase of securities available for sale                                  (401,679)        (127,516)
     Purchase of securities held to maturity                                     (10,760)         (13,084)
     Proceeds from sales and maturities of securities available for sale         413,172          127,218
     Proceeds from paydowns of securities held to maturity                         1,864                0
     Proceeds from sale of loans                                                  11,148                0
     Decrease (increase) in loans-net                                              6,420         (287,564)
     Purchases of property and equipment-net                                        (581)            (712)
     Proceeds from sale of other real estate owned                                    38              122
                                                                               ---------        ---------
         Net cash provided by (used in) investing activities                      46,223         (309,894)
                                                                               ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease) increase  in deposits                                         (64,064)         211,521
    Proceeds from trust preferred securities offering                              1,650                0
    Payment of other borrowing                                                    (6,116)           6,116
    Net proceeds from exercise of common stock options                               188            1,854
                                                                               ---------        ---------
    Net cash (used in) provided by financing activities                          (68,342)         219,491
                                                                               ---------        ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (10,052)         (21,987)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                             111,790           91,434
                                                                               ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                 $ 101,738        $  69,447
                                                                               =========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Interest paid during the period                                              $  37,002        $  29,670
                                                                               =========        =========
  Income taxes paid during the period                                          $   7,569        $   7,027
                                                                               =========        =========


See accompanying notes to consolidated financial statements.

                         HAMILTON BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999

NOTE 1:  BASIS OF PRESENTATION

The consolidated statements of condition for Hamilton Bancorp Inc. and Subsidiary (the "Company") as of June 30, 1999 and December 31, 1998, the related consolidated statements of income, comprehensive income, stockholders' equity and of cash flows for the six months ended June 30, 1999 and 1998 included in the Form 10-Q have been prepared by the Company in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited except for the consolidated statement of condition as of December 31, 1998.

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

NOTE 3: SALE OF LOANS

During the six months ended June 30, 1999, the Company sold $8.1 million of its residential mortgage loan portfolio realizing a gain of $106 thousand. This sale was the result of a status change during 1998 in the Bank's designation to a wholesale bank for purposes of the Community Reinvestment Act. This designation is due largely to the Company's focus on trade finance. In addition, the Company sold a $3.0 million foreign loan realizing a gain of $82 thousand.

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

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Hamilton Bancorp Inc. ("Bancorp") is a bank holding company which conducts operations principally through its 99.8 percent subsidiary, Hamilton Bank, N.A. (the "Bank" and, collectively with Bancorp, the "Company"). The Bank is a national bank which specializes in financing trade flows between domestic and international companies on a global basis, with particular emphasis on trade with and between South America, Central America, the Caribbean (collectively, the "Region") and the United States. The Bank has a network of eight FDIC-insured branches with seven Florida locations in Miami, Sarasota, Tampa, West Palm Beach and Winter Haven, and a branch in San Juan, Puerto Rico. On March 8, 1999, the Company received regulatory approval for the opening of an additional branch in Weston, Florida. This branch opened on July 6, 1999.

FINANCIAL CONDITION - JUNE 30, 1999 VS. DECEMBER 31, 1998.

Total consolidated assets decreased $100.5 million, or 5.9 percent, during the first six months of 1999, which included a decrease of $55.3 million in interest earning assets and $45.2 million in non-interest earning assets. As a consequence, total deposits decreased $64.1 million. The decrease in consolidated assets reflects decreases of $20.1 million in loans-net, $26.6 million in interest-earning deposits with other banks and $6.0 million in federal funds sold. During the quarter, the Company began to adjust its asset composition to take advantage of a greater flow of goods into the U. S. market, due to its high consumer demand and vibrant economic environment. As a consequence, the Company's exposure in the Region was significantly reduced relative to the U. S.

CASH, DEMAND DEPOSITS WITH OTHER BANKS AND FEDERAL FUNDS SOLD

Cash, demand deposits with other banks and federal funds sold are considered cash and cash equivalents. Balances of these items fluctuate daily depending on many factors which include or relate to the particular banks that are clearing funds, loan payoffs, deposit gathering and reserve requirements. Cash, demand deposits with other banks and federal funds sold totaled $101.7 million at June 30, 1999 compared to $111.8 million at December 31, 1998.

INTEREST-EARNING DEPOSITS WITH OTHER BANKS AND INVESTMENT SECURITIES

Interest-earning deposits with other banks decreased to $173.6 million at June 30, 1999 from $200.2 million at December 31, 1998. These deposits are placed with correspondent banks in the Region, generally on a short term basis (less than 365 days), to increase yields and enhance relationships with the correspondent banks. The level of such deposits has diminished as the exposure in the Region has decreased during the six months ended June 30, 1999. The short-term nature of these deposits allows the Company the flexibility to later redeploy assets into a higher yielding domestic loan component.

Investment securities decreased to $112.5 million at June 30, 1999 from $115.0 million at December 31, 1998. The decrease has been primarily in foreign securities that matured and were partially replaced with U.S. government agency securities. The government agency securities are short term in nature and allow the Company the flexibility of liquidity and the ability to convert these assets into higher yielding loans as these become accessible.

LOANS

The Company's gross loan portfolio decreased by $21.2 million, or 1.8 percent, during the first six months of 1999 in relation to the year ended December 31, 1998. Commercial-domestic loans increased by $60.5 million and domestic acceptances discounted increased by $15.1 million, a combined increase of 21.1 percent. This was offset by decreases in loans to banks and other financial institutions - foreign of $39.7 million and commercial foreign loans of $21.5 million. Details on the loans by type are shown in the table below. At June 30, 1999 approximately 36.6 percent of the Company's portfolio consisted of loans to domestic borrowers and 63.4 percent of the Company's portfolio consisted of loans to foreign borrowers. The Company's loan portfolio is relatively short-term, as approximately 52.2 and 65.1 percent of loans at June 30, 1999 were short-term loans with average maturities of less than 180 and less than 365 days, respectively. See "Interest Rate Sensitivity Report".

The following table sets forth the loans by type in the Company's loan portfolio at the dates indicated.

LOANS BY TYPE
(in thousands)

                                           June 30, 1999   December 31, 1998
                                           -------------   -----------------

Domestic:

Commercial (1)                               $  349,519       $  289,032
Acceptances discounted                           71,783           56,706
Residential mortgages                             2,148           10,494
Installment                                         205              232
                                             ----------       ----------

Subtotal Domestic                               423,655          356,464
                                             ----------       ----------

Foreign:

Banks and other financial institutions          264,337          304,011
Commercial and industrial (1)                   384,765          405,819
Acceptances discounted                           34,400           72,597
Government and official institutions             51,203           40,639
                                             ----------       ----------

Subtotal Foreign                                734,705          823,066
                                             ----------       ----------

Total Loans                                  $1,158,360       $1,179,530
                                             ==========       ==========



(1) Includes pre-export financing, warehouse receipts and refinancing of letter of credits.

The following tables reflect largely both the Company's diversification in financing trade flows between the United States and the Region in terms of loans by country and cross-border outstandings by country. The aggregate amount of the Company's crossborder outstandings by primary credit risk include cash and demand deposits with other banks, interest earning deposits with other banks, investment securities, due from customers on bankers acceptances, due from customers on deferred payment letters of credit and loans-net. Exposure levels in any given country at the end of each period may be impacted by the flow of trade between the United States (and to a large extent Florida) and the given countries, as well as the price of the underlying goods or commodities being financed.

At June 30, 1999 approximately 28.9 percent in principal amount of the Company's loans were outstanding to borrowers in four countries other than the United
States: Panama (10.0 percent), Brazil (9.1 percent), Guatemala (5.0 percent) and Ecuador (4.8 percent).

LOANS BY COUNTRY
(Dollars in thousands)

                                     June 30, 1999               December 31, 1998
                              ----------------------------  ---------------------------
                                               Percent of                   Percent of
Country                         Amount         Total Loans    Amount        Total Loans
                              ----------       -----------  ----------      -----------

United States                 $  423,655          36.6%     $  356,464          30.2%
Argentina                         31,546           2.7%         38,171           3.2%
Bolivia                           15,856           1.4%         20,816           1.8%
Brazil                           105,396           9.1%         60,685           5.1%
British West Indies (1)           17,994           1.6%             --            --
Colombia                          36,277           3.1%         43,793           3.7%
Dominican Republic (1)                --            --          29,563           2.5%
Ecuador                           55,057           4.8%         46,917           4.0%
El Salvador                       31,275           2.7%         37,196           3.2%
Guatemala                         58,445           5.0%        119,227          10.1%
Honduras                          44,302           3.8%         59,564           5.0%
Jamaica                           38,411           3.3%         29,066           2.5%
Mexico                            23,000           2.0%         25,250           2.1%
Panama                           115,989          10.0%        119,615          10.1%
Peru                              49,469           4.3%         49,382           4.2%
Suriname                          16,931           1.5%         21,868           1.9%
Venezuela                         20,395           1.8%         19,756           1.7%
Other (2)                         74,362           6.4%        102,197           8.7%
                              ----------         -----      ----------         -----

Total                         $1,158,360         100.0%     $1,179,530         100.0%
                              ==========         =====      ==========         =====


(1) These countries had loans in periods presented which did not exceed 1 percent of total assets.

(2) Other consists of loans to borrowers in countries in which loans did not exceed 1 percent of total assets.

At June 30, 1999 approximately 32.2 percent in cross-border outstandings were outstanding to borrowers in five countries other than the United States: Brazil (11.0 percent), Panama (8.6 percent), Ecuador (4.5 percent), Guatemala (4.1 percent), and Argentina (4.0 percent).

TOTAL CROSS-BORDER OUTSTANDINGS BY COUNTRY
(Dollars in millions)

                             June 30, 1999           December 31, 1998
                         ----------------------   -----------------------
                                     % of Total                % of Total
                         Amount        Assets     Amount         Assets
                         ------      ----------   ------       ----------

Argentina                $   64          4.0%     $   59          3.5%
Bahamas (1)                  30          1.9%         --           --
Bolivia                      20          1.2%         26          1.5%
Brazil                      177         11.0%        100          5.9%
B.W. Indies                  36          2.2%         36          2.1%
Colombia                     49          3.0%         54          3.2%
Costa Rica                   13          0.8%         16          0.9%
Dominican Republic           20          1.2%         48          2.8%
Ecuador                      72          4.5%        100          5.9%
El Salvador                  48          3.0%         52          3.1%
Guatemala                    66          4.1%        131          7.7%
Honduras                     60          3.7%         69          4.1%
Jamaica                      42          2.6%         40          2.4%
Mexico                       23          1.4%         25          1.5%
Nicaragua (1)                --           --          15          0.9%
Panama                      138          8.6%        119          7.0%
Peru                         62          3.9%         56          3.3%
Suriname                     20          1.2%         27          1.6%
Venezuela                    19          1.2%         19          1.1%
Other (2)                    48          3.2%         83          4.9%
                         ------         ----      ------         ----

Total                    $1,007         62.7%     $1,075         63.4%
                         ======         ====      ======         ====


(1) These countries had outstandings in periods presented which did not exceed
    0.75 percent of total assets.
(2) Other consists of cross-border outstandings to countries in which such cross-border outstandings did not exceed 0.75 percent of the Company's total assets at any of the dates shown.

CONTINGENCIES - COMMERCIAL LETTERS OF CREDIT
(in thousands)

The following table sets forth the total volume and average monthly volume of the Company's export and import letters of credit for each of the periods indicated. As shown by the table, the volume of commercial letters of credit decreased by 43.3 percent to $230.4 million for the six months ended June 30, 1999 when compared to the same period in 1998. This is a result of shifts towards more on-balance sheet financing and an increase in financing a greater domestic component.

(in thousands)                                   Six Months Ended June 30,                             Year Ended
                                     -------------------------------------------------          ------------------------
                                              1999                       1998                      December 31, 1998
                                     ----------------------      ---------------------          ------------------------
                                                   Average                    Average                           Average
                                       Total       Monthly        Total       Monthly             Total         Monthly
                                       Volume      Volume         Volume      Volume              Volume        Volume
                                     ----------------------      ---------------------          ------------------------

Export Letters of Credit (1)         $ 104,352     $ 17,392      $ 226,106    $ 37,684          $ 397,683       $ 33,140
Import Letters of Credit (1)           126,031       21,005        180,083      30,014            349,099         29,092
                                     ----------------------      ---------------------          ------------------------

Total                                $ 230,383     $ 38,397      $ 406,189    $ 67,698          $ 746,782       $ 62,232
                                     ======================      =====================          ========================


(1) Represents certain contingent liabilities not reflected on the Company's balance sheet.

The following table sets forth the distribution of the Company's contingent liabilities by country of the applicant and issuing bank for import and export letters of credit, respectively. As shown by the table, contingent liabilities increased by 11.7 percent from December 31, 1998 to June 30, 1999. Individual fluctuations reflect relative changes in the flow of trade or instruments used in financing such trade.

CONTINGENT LIABILITIES (1)
(in thousands)

                        June 30, 1999   December 31, 1998
                        -------------   -----------------

Argentina (2)              $     --         $  1,680
Bolivia                       1,697            3,890
Brazil (2)                    6,945               --
Costa Rica                    8,527            2,846
Dominican Republic            6,526            7,015
Ecuador (2)                      --            3,703
El Salvador                   2,531            1,995
Guatemala                     8,930           26,132
Guyana                        3,867            2,374
Haiti                         4,839            2,088
Honduras                      2,447            2,427
Panama                        9,219           14,538
Paraguay (2)                     --            1,961
Peru (2)                      2,176               --
Suriname (2)                     --           11,690
Switzerland                   2,119            1,588
United States                74,924           39,415
Venezuela (2)                 1,781               --
Other (3)                     7,218            5,374
                           --------         --------

Total                      $143,746         $128,716
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

Determining the appropriate level of the allowance for credit losses requires management's judgment, including application of the factors described above to assumptions and estimates made in the context of changing political and economic conditions in many of the countries of the Region. Accordingly, there can be no assurance that the Company's current allowance for credit losses will prove to be adequate in light of future events and developments. At June 30, 1999 the allowance for credit losses was approximately $12.7 million.

The following table provides certain information with respect to the Company's allowance for credit losses, provision for credit losses, charge-off and recovery activity for the periods shown.

CREDIT LOSS EXPERIENCE
(in thousands)

                                                                 Six Months Ended         Year Ended
                                                                   June 30, 1999       December 31, 1998
                                                                 ----------------      -----------------

Balance of allowance for credit losses at beginning of period       $    12,794           $    10,317
Charge-offs:
Domestic:
   Commercial                                                              (639)               (3,357)
   Acceptances                                                               --                  (100)
   Installment                                                               (1)                   --
                                                                    -----------           -----------
 Total Domestic                                                            (640)               (3,457)
                                                                    -----------           -----------
Foreign:
   Banks and other financial institutions                                    --                (3,901)
   Commercial and industrial                                             (2,101)                   --
                                                                    -----------           -----------
 Total Foreign                                                           (2,101)               (3,901)
                                                                    -----------           -----------
Total charge-offs                                                        (2,741)               (7,358)
                                                                    -----------           -----------
Recoveries:
Domestic:
   Commercial                                                                 1                    12
Foreign:
  Banks and other financial institutions                                     --                   202
                                                                    -----------           -----------
 Total recoveries                                                             1                   214
                                                                    -----------           -----------
Net (charge-offs) recoveries                                             (2,740)               (7,144)
Provision for credit losses                                               2,646                 9,621
                                                                    -----------           -----------
Balance at end of the period                                        $    12,700           $    12,794
                                                                    ===========           ===========
Average loans                                                       $ 1,164,767           $ 1,168,451
Total loans                                                         $ 1,158,360           $ 1,179,530
Net charge-offs to average loans                                           0.24%                 0.61%
Allowance to total loans                                                   1.10%                 1.08%

The following tables set forth an analysis of the allocation of the allowance for credit losses by category of loans and the allowance for credit losses allocated to foreign loans. The allowance is established to cover potential losses inherent in the portfolio as a whole or is available to cover potential losses on any of the Company's loans. Because of the decrease in foreign loans, the allowance allocated to foreign loans was also reduced which reflects a negative provision for credit losses attributable to foreign loans.

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES
(in thousands)

                                                            As of              As of
                                                        June 30, 1999    December 31, 1998
                                                        -------------    -----------------

Allocation of the allowance by category of loans:
Domestic:
   Commercial                                             $   3,621          $     945
   Acceptances                                                  742                211
   Residential                                                   18                 66
   Installment                                                    4                  3
   Overdraft                                                     60                190
                                                          ---------          ---------
       Total domestic                                         4,445              1,415
Foreign:
   Government and official institutions                         604                 --
   Banks and other financial institutions                     2,970              3,033
   Commercial and industrial                                  4,323              8,010
   Acceptances discounted                                       358                336
                                                          ---------          ---------
      Total foreign                                           8,255             11,379
Total                                                     $  12,700          $  12,794
                                                          =========          =========
Percent of loans in each category to total loans:
Domestic:
   Commercial                                                  29.8%              23.9%
   Acceptances                                                  6.2%               4.8%
   Residential                                                  0.2%               0.9%
   Installment                                                  0.0%               0.0%
   Overdraft                                                    0.4%               0.6%
                                                          ---------          ---------
      Total domestic                                           36.6%              30.2%
Foreign:
   Banks and other financial institutions                      22.8%              25.8%
   Commercial and industrial                                   33.2%              34.4%
   Acceptances discounted                                       3.0%               6.2%
   Government and official Institutions                         4.4%               3.4%
                                                          ---------          ---------
      Total foreign                                            63.4%              69.8%
Total                                                         100.0%             100.0%
                                                          =========          =========

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES ALLOCATED TO FOREIGN LOANS
(in thousands)

                                  June 30, 1999      December 31, 1998
                                  -------------      -----------------

Balance, beginning of period        $ 11,379             $  7,890
Provision for credit losses           (1,023)               7,188
Net charge-offs                       (2,101)              (3,699)
                                    --------             --------

Balance, end of period              $  8,255             $ 11,379
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

NONPERFORMING LOANS
(in thousands)

                                               June 30, 1999      December 31, 1998
                                               -------------      -----------------

Domestic:
   Non accrual                                     $1,545              $2,189
   Past due over 90 days and accruing                  92                  69
                                                   ------              ------
      Total domestic nonperforming loans            1,637               2,258
                                                   ------              ------

Foreign
   Non accrual                                      8,187               6,396
   Past due over 90 days and accruing                  --                 404
                                                   ------              ------
      Total foreign nonperforming loans             8,187               6,800
                                                   ------              ------

Total nonperforming loans                          $9,824              $9,058
                                                   ======              ======

Total nonperforming loans to total loans             0.85%               0.77%
Total nonperforming assets to total assets           0.61%               0.53%

At June 30, 1999 and December 31, 1998 the Company had no nonaccruing investment securities.

DUE FROM CUSTOMERS ON BANKERS' ACCEPTANCES AND DEFERRED PAYMENT LETTERS OF
CREDIT.

Due from customers on bankers' acceptances and deferred payment letters of credit were $34.0 million and $4.7 million, respectively, at June 30, 1999 compared to $75.6 million and $6.5 million, respectively, at December 31, 1998. These assets represent a customer's liability to the Company while the Company's corresponding liability to third parties is reflected on the balance sheet as "Bankers Acceptances Outstanding" and "Deferred Payment Letters of Credit Outstanding".

DEPOSITS

The primary sources of the Company's domestic time deposits are its eight Bank branches located in Florida and Puerto Rico. The Company opened a branch in Weston, Florida on July 6, 1999. In pricing its deposits, the Company analyzes the market carefully, attempting to price its deposits competitively with the other financial institutions in the area.

Total deposits were $1,413.0 million at June 30, 1999 compared to $1,477.1 million at December 31, 1998. The decrease in deposits during the six month period was largely in certificates of deposits over $100,000 which decreased by $125.3 million. This decrease was offset by certificates of deposit under $100,000 which increased by $25.6 million.

 The following table indicates the maturities and amounts of certificates of deposit and other time deposits issued in denominations of $100,000 or more as of June 30, 1999:

MATURITIES OF AND AMOUNTS OF CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS $100,000 OR MORE
(in thousands)

                               Certificates of Deposit    Other Time Deposits
                                  $100,000 or More          $100,000 or More           Total
                               -----------------------    -------------------         --------

Three months or less                  $104,074                   $53,475              $157,549
Over 3 through 6 months                138,638                     4,261               142,899
Over 6 through 12 months               129,126                     2,402               131,528
Over 12 months                          33,255                        --                33,255
                                      --------                   -------              --------

Total                                 $405,093                   $60,138              $465,231
                                      ========                   =======              ========


TRUST PREFERRED SECURITIES

The trust preferred securities increased by $1.7 million as a result of the exercise of the over allotment option by the underwriter. See Note 4 to the Consolidated Financial Statements for further details.

STOCKHOLDERS' EQUITY

The Company's stockholders' equity at June 30, 1999 was $136.6 million compared to $123.5 million at December 31, 1998. During this period stockholders' equity increased by $13.1 million primarily due to the retention of net income.

INTEREST RATE SENSITIVITY

The following table presents the projected maturities or interest rate adjustments of the Company's earning assets and interest-bearing funding sources based upon the contractual maturities or adjustment dates at June 30, 1999. The interest-earning assets and interest-bearing liabilities of the Company and the related interest rate sensitivity gap given in the following table may not be reflective of positions in subsequent periods.

                        INTEREST RATE SENSITIVITY REPORT
                             (Dollars in thousands)

                                            --------------------------------------------------------------------------------------
                                             0 to 30    31 to 90    91 to 180    181 to 365      1 to 5      Over 5
                                               Days       Days        Days          Days         Years        Years        Total
                                            --------------------------------------------------------------------------------------

Earning Assets:
   Loans                                    $177,391    $230,665     $196,565     $ 149,588     $329,996    $ 74,155    $1,158,360

   Federal funds sold                         81,538                                                                        81,538

   Investment securities                      40,940       2,036        6,503         1,200          600      59,511       110,790

   Interest earning deposits with
     other banks                              55,825      13,850       56,450        47,477           --                   173,602
                                            --------------------------------------------------------------------------------------

Total                                        355,694     246,551      259,518       198,265      330,596     133,666     1,524,290
                                            --------------------------------------------------------------------------------------

Funding Sources:
   Savings and transaction deposits           85,918      29,336                                                           115,254

   Certificates of deposits of $100 or more   35,270      68,804      138,638       129,126       33,255          --       405,093

   Certificates of deposits under $100        59,695     173,978      202,548       249,996       12,054          78       698,349

   Other time deposits                        43,170      10,305        4,261         2,402                                 60,138

   Funds overnight                            51,900                                                                        51,900

   Trust preferred securities                                                                                 12,650        12,650
                                            --------------------------------------------------------------------------------------

Total                                       $275,953    $282,423     $345,447     $ 381,524     $ 45,309    $ 12,728    $1,343,384
                                            ======================================================================================

Interest sensitivity gap                    $ 79,741    $(35,872)    $(85,929)    $(183,259)    $285,287    $120,938    $  180,906
                                            ======================================================================================

Cumulative gap                              $ 79,741    $ 43,869     $(42,060)    $(225,319)    $ 59,968    $180,906
                                            ========================================================================
Cumulative gap as a percentage
   of total earning assets                      5.23%       2.88%       (2.76)%      (14.78)%       3.93%      11.87%
                                            ========================================================================

LIQUIDITY

Cash and cash equivalents decreased by $10.1 million from December 31, 1998. During the first quarter of 1999, net cash provided by operating activities was $12.1 million, net cash provided by investing activities was $46.2 which was offset by net cash used by financing activities of $68.3 million. For further information on cash flows, see the Consolidated Statement of Cash Flows.

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

The majority of the Company's deposits are short-term and closely match the short-term nature of the Company's assets. See "Interest Rate Sensitivity Report." At June 30, 1999 interest-earning assets maturing within six months were $861.8 million, representing 56.5 percent of total earning assets and earning assets maturing within one year were $1.060 billion or 69.5 percent of total earning assets. The interest bearing liabilities maturing within six months were $903.8 million or 67.3 percent of total interest bearing liabilities and maturing within one year were $1.285 billion or 95.7 percent of the total at June 30, 1999.

The short-term nature of the loan portfolio and the fact that a portion of the loan portfolio consists of bankers' acceptances provides additional liquidity to the Company. Liquid assets at June 30, 1999 were $315 million, 19.6 percent of total assets, and consisted of cash and cash equivalents, due from banks-time and U. S. government agency securities that are unpledged. At June 30, 1999 the Company had been advised of $66 million in available interbank funding.

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

BANCORP CAPITAL RATIOS
(Dollars in thousands)

                                                              June 30, 1999                         December 31, 1998
                                                        --------------------------              --------------------------
                                                          Amount             Ratio                Amount             Ratio
                                                        --------------------------              --------------------------

Tier 1 risk-weighted
Capital:
   Actual                                               $ 147,469             13.7%             $ 133,603             12.0%
   Minimum                                                 42,588              4.0%                44,411              4.0%
Total risk-weighted
Capital:
   Actual                                                 160,169             14.8%               146,397             13.2%
   Minimum                                                 85,176              8.0%                88,822              8.0%
Leverage:
   Actual                                                 147,469              9.4%               133,603              8.0%
   Minimum                                                 47,134              3.0%                50,204              3.0%



BANK CAPITAL RATIOS
(Dollars in thousands)

                                                          June 30, 1999                       December 31, 1998
                                                    -------------------------             -------------------------
                                                      Amount            Ratio                Amount           Ratio
                                                    -------------------------             -------------------------

Tier 1 risk-weighted capital:
   Actual                                           $ 141,979            13.2%            $ 121,886            11.0%
   Minimum to be well capitalized                      63,677             6.0%               66,461             6.0%
   Minimum to be adequately capitalized                42,451             4.0%               44,307             4.0%
Total risk-weighted capital:
   Actual                                             154,679            14.4%              134,680            12.2%
   Minimum to be well capitalized                     106,128            10.0%              110,768            10.0%
   Minimum to be adequately capitalized                84,903             8.0%               88,614             8.0%
Leverage:
   Actual                                             141,979             9.1%              121,886             7.3%
   Minimum to be well capitalized                      78,309             5.0%               83,086             5.0%
   Minimum to be adequately capitalized                62,647             4.0%               66,649             4.0%


MARKET RISK MANAGEMENT

In the normal course of conducting business activities, the Company is exposed to market risk which includes both price and liquidity risk. The Company's price risk arises from fluctuations in interest rates and foreign exchange rates that may result in changes in values of financial instruments. The Company does not have material direct market risk related to commodity and equity prices. Liquidity risk arises from the possibility that the Company may not be able to satisfy current and future financial commitments or that the Company may not be able to liquidate financial instruments at market prices. Risk management policies and procedures have been established and are utilized to manage the Company's exposure to market risk. The strategy of the Company is to operate at an acceptable risk environment while maximizing its earnings.

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

Interest Rate Sensitivity Report as of June 30, 1999 shows that interest bearing liabilities maturing or repricing within one year exceed interest earning assets by $225.3 million. The Company monitors that the assets and liabilities are closely matched to minimize interest rate risk. On June 30, 1999 the interest rate risk position of the Company was not significant since the impact of a 100 basis point rise or fall of interest rates over the next 12 months is estimated at 2.2 percent of net income.

The level of imbalance between the repricing of rate sensitive assets and rate sensitive liabilities will be measured through a series of ratios. Substantially all of the Company's assets and liabilities are denominated in dollars; therefore the Company has no material foreign exchange risk. In addition, the Company has no trading account securities; therefore it is not exposed to market risk resulting from trading activities.

On a daily basis the Bank's Senior Vice President of Finance and the Bank's Treasurer are responsible for measuring and managing market risk.

RESULTS OF OPERATIONS-SIX MONTHS

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds, and it constitutes the Company's principal source of income. Net interest income increased to $27.7 million for the six months ended June 30, 1999 from $25.2 million for the same period in 1998, a 9.9 percent increase. The increase was due largely to an increase in average earning assets offset, to some extent, by a decrease in net interest margin. Average earning assets increased to $1.517 billion for the six months ended June 30, 1999 from $1.277 billion for the same period in 1998, a 18.8 percent increase. Average loans and acceptances discounted increased to $1.164 billion for the six months ended June 30, 1999 from $1.092 billion for the same period in 1998, a 6.6 percent increase. The increase in loans was largely attributable to an increase in the U. S. component of the loan portfolio. Average interest earning deposits with other banks increased to $158.8 million for the six months ended June 30, 1999 from $100.2 million for the same period in 1998, a 58.5 percent increase. Net interest margin decreased to 3.68 percent for the six months ended June 30, 1999 from
3.98 percent for the same period in 1998, a 30 basis point decrease. The primary reasons for this decrease were (i) the temporary increase of lower yielding U.S. government agency securities while assets are redeployed into the higher yielding loan category and (ii) transactions with larger customers and transactions with multi-national companies which command more competitive pricing, but in turn tend to be stronger in terms of credit quality.

Interest income increased to $63.5 million for the six months ended June 30, 1999 from $57.0 million for the same period in 1998, an 11.4 percent increase, reflecting an increase in loans, partially offset by a decrease in prevailing interest rates, as well as the temporary increase in liquid lower yielding U. S. government agency securities as discussed above. Interest expense increased to $35.8 million for the six months ended June 30, 1999 from $31.9 million for the same period in 1998, a 12.2 percent increase, reflecting the additional deposits to fund asset growth. Average interest-bearing deposits increased to $1.329 billion for the six months ended June 30, 1999 from $1.121 billion for the same period in 1998, a 18.6 percent increase.

                                             YIELDS EARNED AND RATE PAID
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                FOR THE SIX MONTHS ENDED
                                                                  JUNE 30, 1999                             JUNE 30, 1998
                                                       ----------------------------------       -----------------------------------
                                                         AVERAGE     REVENUE/      YIELD/         AVERAGE      REVENUE/      YIELD/
                                                         BALANCE     EXPENSE        RATE          BALANCE      EXPENSE        RATE
                                                       ----------------------------------       -----------------------------------

TOTAL EARNING ASSETS
LOANS:
    Commercial loans                                   $1,038,293    $44,994         8.62%      $  943,288     $42,500         8.96%
    Acceptances discounted                                113,276      5,031         8.83%         125,176       5,820         9.25%
    Overdraft                                               9,271        985        21.13%          11,305         994        17.49%
    Mortgage loans                                          3,711        116         6.22%          11,787         486         8.20%
    Installment loans                                         216         10         9.21%             274          13         9.44%
                                                       ---------------------                    ----------------------
TOTAL LOANS                                             1,164,767     51,136         8.73%       1,091,830      49,813         9.07%

Time deposits with banks                                  158,758      6,995         8.76%         100,225       4,538         9.01%
Investments                                               159,007      4,499         5.63%          65,262       2,130         6.49%
Federal funds sold                                         34,764        849         4.86%          19,258         532         5.49%
                                                       ---------------------                    ----------------------
     Total investments and time deposits with banks       352,529     12,343         6.96%         184,745       7,200         7.75%
Total interest earning assets                           1,517,296     63,479         8.32%       1,276,575      57,013         8.88%
                                                                     -------                                   -------
Total non interest earning assets                         104,533                                  131,509
                                                       ----------                               ----------

TOTAL ASSETS                                           $1,621,829                               $1,408,084
                                                       ==========                               ==========
INTEREST BEARING LIABILITIES
DEPOSITS:
    NOW amd savings accounts                           $   22,756        271         2.37%      $   20,230         211         2.07%
    Money Market                                           44,762      1,028         4.57%          45,046       1,016         4.49%
    Presidential Money Market                              33,119        789         4.74%           2,769          38         2.73%
    Certificate of Deposits (including IRA)             1,121,146     30,444         5.40%         900,038      26,244         5.80%
    Time Deposits with Banks (IBF)                         99,461      2,286         4.57%         151,651       4,049         5.31%
    Other                                                   8,234        196         4.73%             973          21         4.29%
                                                       ---------------------                    ----------------------
TOTAL DEPOSITS                                          1,329,478     35,014         5.24%       1,120,707      31,579         5.60%
Trust Preferred Securities                                 12,522        615         9.77%               0           0         0.00%
Other Borrowings                                            2,734        103         7.49%           3,100         117         7.51%
Federal Funds Purchased                                     1,614         41         5.05%           5,837         166         5.66%
                                                       ---------------------                    ----------------------
Total interest bearing liabilities                      1,346,348     35,773         5.28%       1,129,644      31,862         5.61%
                                                       ---------------------                    ----------------------
Non interest bearing liabilities
    Demand Deposits                                        73,940                                   69,428
    Other Liabilities                                      71,832                                   95,351
                                                       ----------                               ----------
Total non interest bearing liabilities                    145,772                                  164,779
Stockholders equity                                       129,709                                  105,364
                                                       ----------                               ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY             $1,621,829                               $1,399,787
                                                       ==========                               ==========
NET INTEREST INCOME / NET INTEREST SPREAD                            $27,706         3.04%                     $25,151         3.27%
                                                                     =======        =====                      =======        =====
MARGIN
INTEREST INCOME / INTEREST EARNING ASSETS                                            8.44%                                     9.01%

INTEREST EXPENSE / INTEREST EARNING ASSETS                                           4.76%                                     5.03%
                                                                                    -----                                     -----

    NET INTEREST MARGIN                                                              3.68%                                     3.98%
                                                                                    =====                                     =====

PROVISION FOR CREDIT LOSSES

The Company's provision for credit losses decreased to $2.6 million for the six months ended June 30, 1999 from $4.1 million for the same period in 1998. Net loan charge-offs during the first six months of 1999 amounted to $2.7 million compared to $994 thousand for the same period in 1998. The allowance for credit losses decreased from $12.8 million at December 31, 1998 to $12.7 million at June 30, 1999. The ratio of the allowance for credit losses to total loans was
1.10 percent at June 30, 1999 increasing from approximately 1.08 percent at December 31, 1998. This increase in the ratio is due primarily to the decrease in loans during the first six months of 1999.

NON-INTEREST INCOME

Non-interest income increased to $9.4 million for the six months ended June 30, 1999 from $7.9 million for the same period in 1998, a 19.0 percent increase. Structuring and syndication fees increased by $1.1 million as a result of several transactions completed during the period. This was offset by a decrease in trade finance fees and commissions of $191 thousand. The increase in other non-interest income is due to an increase in account analysis fees. In addition, non-interest income included a gain on sale of loans of $188 thousand due largely to the sale of the residential mortgage portfolio discussed in Note 3 to the consolidated financial statements.

The following table sets forth details regarding the components of non-interest income for the periods indicated.

NON-INTEREST INCOME
(Dollars in thousands)

                                         For the Six Months Ended June 30,
                                         ---------------------------------
                                                     1998 to 1999
                                          1998      Percent Change   1999
                                         ------     --------------  ------

Trade finance fees and commissions       $6,623          (2.9)%     $6,432
Structuring and syndication fees            743         141.9%       1,797
Customer service fees                       311           4.5%         325
Gain on sale of assets                                  100.0%         214
Other                                       250         148.4%         621
                                         ------         -----       ------

Total non-interest income                $7,927          18.4%      $9,389
                                         ======         =====       ======

OPERATING EXPENSES

Operating expenses increased to $14.6 million for the six months ended June 30, 1999 from $12.4 million for the same period in 1998, a 17.7 percent increase. The majority of this increase was in other expenses which increased to $6.1million for the six months ended June 30, 1999 from $4.2 million for the same period in 1998. This increase was largely due to increased legal expenses as well as miscellaneous losses and charge offs. The increase in legal expenses was the result of an increase in the number of litigation cases in the ordinary course of business during the period. The Company's efficiency ratio increased to 39.4 percent for the six month period ended June 30, 1999 from 37.4 percent for the same period in 1998.

The following table sets forth details regarding the components of operating expenses for the periods indicated.

OPERATING EXPENSES
(Dollars in thousands)

                                                For the Six Months Ended June 30,
                                              -------------------------------------
                                                           1998 to 1999
                                               1998       Percent Change     1999
                                              -------     --------------    -------

Employee compensation and benefits            $ 6,048          7.7%         $ 6,511
Occupancy and equipment                         2,136         (6.5)%          1,997
Other operating expenses                        4,188         46.2%           6,122
                                              -------         ----          -------

Total operating expenses                      $12,372         18.3%         $14,630
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

The Company believes that the process of modifying all mission critical applications of the Company has been completed in accordance with guidelines dictated by FFIEC (Federal Financial Institutions Examination Council). The non-critical systems will continue to be reviewed and tested and management will determine if changes or replacement is deemed necessary.

Research to verify compatibility of counter parties, payment systems, vendors and others has been conducted. These systems were divided into critical and non-critical categories. The Company believes that those identified as critical have demonstrated to be Year 2000 compliant or were replaced by parties or systems that are Year 2000 compliant. Those identified as non-critical will continue to be reviewed and tested and management will determine if changes or replacement is deemed necessary.

The Company provided compliance certification questionnaires to each of its customers in order to determine their ability to be Year 2000 compliant. The Company amended its Credit Policy Manual which require the Company to terminate business with a customer unless the Company is assured that such customer is or will be Year 2000 compliant in the near future, except in such instances where the customer's failure to be Year 2000 compliant will not, either individually or in the aggregate, have a material adverse effect on the Company. If a customer did not respond to the questionnaire or if its response did not provide the Company with adequate assurance that such customer's failure to be Year 2000 compliant would not have a material adverse effect on the Company, the Company did not renew its current relationship with that customer.

Concurrently, the Company is in the process of upgrading its computers systems to accommodate the growth of the past two years. These new systems being installed are Year 2000 compliant. The Company believes the total costs relating exclusively to Year 2000 compliance will be approximately $250,000, which amount is not material to the Company's financial position or results of operations. To date, the Company has incurred approximately $115,000 of these estimated expenses. Any purchased hardware or software in connection with this process will be capitalized in accordance with normal Company policy. Personnel and all other costs are being expensed as incurred.

There can be no assurance that all of the parties mentioned above will become Year 2000 compliant on a timely basis. The costs and dates on which the Company plans to complete the Year 2000 process are based on the Company's best estimates. However, there can be no assurance that these estimates will be achieved and actual results could differ.

RESULTS OF OPERATIONS-SECOND QUARTER

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds, and it constitutes the Company's principal source of income. Net interest income increased to $14.3 million for the quarter ended June 30, 1999 from $13.1 million for the same period in 1998, a 9.2 percent increase. The increase was due largely to an increase in average earning assets and an increase in net interest margin. Average earning assets increased to $1.483 billion for the quarter ended June 30, 1999 from $1.348 billion for the same period in 1998, a
10.0 percent increase. Average loans and acceptances discounted remained relatively consistent at $1.167 billion for the quarter ended June 30, 1999 and the same period in 1998. The increase in average interest earning assets for the quarter was primarily in time deposits with other banks increased by 62.6 percent to $162.3 million and investments which increased by 80.6 percent to $122.7 million for the quarter. Net interest margin increased slightly to 3.91 percent for the quarter ended June 30, 1999 from 3.89 percent for the same period in 1998. The primary reason for the increase is the 39 basis point decrease in the cost of funds rate. The cost of funds decreased to 5.21 percent for the quarter ended June 30, 1999 from 5.60 percent for the same period in 1998.

Interest income increased to $31.5 million for the quarter ended June 30, 1999 from $30.1 million for the same period in 1998, a 4.7 percent increase, reflecting an increase in loans in the U. S. This increase was partially offset by a decrease in prevailing interest rates, as well as the temporary increase in liquid lower yielding U. S. government agency securities as discussed above. Interest expense increased to $17.2 million for the quarter ended June 30, 1999 from $17.0 million for the same period in 1998, a 1.2 percent increase, reflecting the additional deposits to fund asset growth. Average interest-bearing deposits increased to $1.293 billion for the quarter ended
June 30, 1999 from $1.190 billion for the same period in 1998, an 8.6 percent increase.

                                                   YIELDS EARNED AND RATE PAID
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 FOR THE QUARTER ENDED
                                                                   JUNE 30, 1999                            JUNE 30, 1998
                                                       ----------------------------------       -----------------------------------
                                                         AVERAGE      REVENUE/     YIELD/         AVERAGE      REVENUE/       YIELD/
                                                         BALANCE      EXPENSE       RATE          BALANCE      EXPENSE        RATE
                                                       ----------------------------------       -----------------------------------

TOTAL EARNING ASSETS
LOANS:
    Commercial loans                                   $1,048,708     $22,879        8.73%      $1,003,498     $22,681         8.94%
    Acceptances discounted                                109,550       2,389        8.72%         133,748       2,984         8.83%
    Overdraft                                               6,505         289       17.77%          10,986         491        17.68%
    Mortgage loans                                          2,322          45        7.75%          11,653         242         8.22%
    Installment loans                                         215           5        9.30%             315           7         8.79%
                                                       ----------------------                   ----------------------
TOTAL LOANS                                             1,167,300      25,606        8.77%       1,160,200      26,405         9.00%

Time deposits with banks                                  162,295       3,754        9.25%          99,833       2,260         8.96%
Investments                                               122,672       1,744        5.69%          67,927       1,120         6.52%
Federal funds sold                                         31,084         383        4.93%          20,028         281         5.55%
                                                       ----------------------                   ----------------------
     Total investments and time deposits with banks       316,051       5,881        7.44%         187,788       3,661         7.71%
Total interest earning assets                           1,483,351      31,487        8.49%       1,347,988      30,066         8.82%
                                                                      -------                                  -------
Total non interest earning assets                          87,781                                  114,949
                                                       ----------                               ----------

TOTAL ASSETS                                           $1,571,132                               $1,462,937
                                                       ==========                               ==========
INTEREST BEARING LIABILITIES
DEPOSITS:
    NOW and savings accounts                           $   23,847         162        2.72%      $   19,835         103         2.05%
    Money Market                                           43,686         499        4.57%          45,979         511         4.40%
    Presidential Money Market                              40,482         484        4.78%           2,236          17         3.01%
    Certificate of Deposits (including IRA)             1,082,645      14,556        5.38%         969,388      14,172         5.78%
    Time Deposits with Banks (IBF)                         95,669         982        4.11%         151,243       2,024         5.29%
    Other                                                   6,476         163       10.07%           1,230          15         4.82%
                                                       ----------------------                   ----------------------
TOTAL DEPOSITS                                          1,292,805      16,846        5.21%       1,189,911      16,842         5.60%
Trust Preferred Securities                                 12,650         313        9.90%               0           0         0.00%
Other Borrowings                                                0           0        0.00%           6,034         114         7.47%
Federal Funds Purchased                                     3,101          39        5.03%           2,989          43         5.69%
                                                       ----------------------                   ----------------------
Total interest bearing liabilities                      1,308,556      17,198        5.26%       1,198,934      16,999         5.61%
                                                       ----------------------                   ----------------------
Non interest bearing liabilities
    Demand Deposits                                        72,389                                   66,284
    Other Liabilities                                      57,126                                   89,148
                                                       ----------                               ----------
Total non interest bearing liabilities                    129,515                                  155,432
Stockholders equity                                       133,061                                  108,571
                                                       ----------                               ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY             $1,571,132                               $1,462,937
                                                       ==========                               ==========
NET INTEREST INCOME / NET INTEREST SPREAD                             $14,289        3.23%                     $13,067         3.21%
                                                                      =======       =====                      =======        =====
MARGIN
INTEREST INCOME / INTEREST EARNING ASSETS                                            8.61%                                     8.95%

INTEREST EXPENSE / INTEREST EARNING ASSETS                                           4.70%                                     5.06%
                                                                                    -----                                     -----

    NET INTEREST MARGIN                                                              3.91%                                     3.89%
                                                                                    =====                                     =====

PROVISION FOR CREDIT LOSSES

The Company's provision for credit losses remained relatively consistent at $1.7 million for the quarters ended June 30, 1999 and 1998. Net loan charge-offs during the second quarter of 1999 amounted to $2.6 million compared to $827 thousand for the same period in 1998. The allowance for credit losses decreased from $12.8 million at December 31, 1998 to $12.7 million at June 30, 1999. The ratio of the allowance for credit losses to total loans was 1.10 percent at June 30, 1999 increasing from approximately 1.08 percent at December 31, 1998.

NON-INTEREST INCOME

Non-interest income increased to $5.1 million for the quarter ended June 30, 1999 from $4.0 million for the same period in 1998, a 27.5 percent increase. Structuring and syndication fees increased by $766 thousand while trade finance fees increased by $214 thousand.

The following table sets forth details regarding the components of non-interest income for the periods indicated.

NON-INTEREST INCOME
(Dollars in thousands)

                                        For the Three Months Ended June 30,
                                        -----------------------------------
                                                     1998 to 1999
                                          1998      Percent Change   1999
                                         ------     --------------  ------

Trade finance fees and commissions       $3,228           6.6%      $3,442
Structuring and syndication fees            454         168.7%       1,220
Customer service fees                       166         (14.5)%        142
Gain on sale of assets                       --         100.0%          27
Other                                       114         136.8%         270
                                         ------         -----       ------

Total non-interest income                $3,962          28.7%      $5,101
                                         ======         =====       ======

OPERATING EXPENSES

Operating expenses increased to $7.4 million for the quarter ended June 30, 1999 from $6.4 million for the same period in 1998, a 15.6 percent increase. The majority of this increase was in other expenses which increased to $3.3 million for the quarter ended June 30, 1999 from $2.3 million for the same period in 1998. This increase was largely due to increased legal expenses. The increase in legal expenses was the result of an increase in the number of litigation cases in the ordinary course of business during the period. The Company's efficiency ratio increased to 38.5 percent for the three month period ended June 30, 1999 from 38.1 percent for the same period in 1998.

The following table sets forth details regarding the components of operating expenses for the periods indicated.

OPERATING EXPENSES
(Dollars in thousands)

                                          For the Three Months Ended June 30,
                                         -------------------------------------
                                                     1998 to 1999
                                          1998      Percent Change       1999
                                         ------     --------------      ------

Employee compensation and benefits       $3,053          3.7%           $3,167
Occupancy and equipment                   1,066         (2.7)%           1,037
Other operating expenses                  2,317         40.6%            3,257
                                         ------         ----            ------

Total operating expenses                 $6,436         15.9%           $7,461
                                         ======         ====            ======

EXHIBIT 1
                      HAMILTON BANCORP INC. AND SUBSIDIARY
                        CALCULATION OF EARNINGS PER SHARE
                  (Dollars in thousands, except per share data)

                                                             Three Months Ended June 30,          Six Months Ended June 30,
                                                            -----------------------------       -----------------------------
                                                               1999              1998              1999              1998
                                                            -----------       -----------       -----------       -----------

Basic
Weighted average number of common shares outstanding         10,065,908         9,988,481        10,061,037         9,917,070

Net income                                                  $     6,433       $     5,554       $    12,501       $    10,459

Basic earnings                                              $      0.64       $      0.56       $      1.24       $      1.05

Diluted:

Weighted average number of common shares outstanding         10,065,908         9,988,481        10,061,037         9,917,070

Common equivalent shares outstanding - options                  208,619           337,540           215,316           362,200
                                                            -----------       -----------       -----------       -----------

Total common and common equivalent shares outstanding        10,274,527        10,326,021        10,276,353        10,279,270

Net income                                                  $     6,433       $     5,554       $    12,501       $    10,459

Diluted earnings per share                                  $      0.63       $      0.54       $      1.22       $      1.02

                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 1999         Hamilton Bancorp, Inc.


                               /s/ Eduardo A. Masferrer
                               -------------------------------------------------
                               Eduardo A. Masferrer,
                               Chairman, President and Chief Executive Officer




                               /s/ John M. R. Jacobs
                               -------------------------------------------------
                               John M. R. Jacobs,
                               Senior Vice President and Chief Financial Officer