Form 10-Q
period 1999-09-30
HAMILTON BANCORP INC
filed 1999-11-10
CIK 894172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1999

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

Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

                              Yes [ ] No [ ]

ITEM 1
                             PART I. FINANCIAL INFORMATION

                        HAMILTON BANCORP INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CONDITION
                                    (In thousands)

                                                                                           September 30,         December 31,
                                                                                               1999                  1998
                                                                                           ------------          -----------
                                                                                           (Unaudited)            (Audited)
                                        ASSETS

CASH AND DEMAND DEPOSITS WITH OTHER BANKS                                                     $ 19,934              $ 24,213
FEDERAL FUNDS SOLD                                                                              38,921                87,577
                                                                                           -----------           -----------
      Total cash and cash equivalents                                                           58,855               111,790

INTEREST EARNING DEPOSITS WITH  OTHER BANKS                                                    220,162               200,203
SECURITIES AVAILABLE FOR SALE                                                                   48,430                69,725
SECURITIES HELD TO MATURITY                                                                     42,366                30,292
OTHER INVESTMENT, AT COST                                                                       15,000                15,000
LOANS-NET                                                                                    1,203,785             1,163,705
DUE FROM CUSTOMERS ON BANKERS ACCEPTANCES                                                       29,454                75,567
DUE FROM CUSTOMERS ON DEFERRED PAYMENT LETTERS OF CREDIT                                         7,079                 6,468
PROPERTY AND EQUIPMENT-NET                                                                       5,249                 4,775
ACCRUED INTEREST RECEIVABLE                                                                     17,869                19,201
GOODWILL-NET                                                                                     1,702                 1,833
OTHER ASSETS                                                                                    26,543                 9,004
                                                                                           -----------           -----------
TOTAL                                                                                      $ 1,676,494           $ 1,707,563
                                                                                           ===========           ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                                                   $ 1,484,270           $ 1,477,052
TRUST PREFERRED SECURITIES                                                                      12,650                11,000
OTHER BORROWINGS                                                                                     -                 6,116
BANKERS ACCEPTANCES OUTSTANDING                                                                 29,454                75,567
DEFERRED PAYMENT LETTERS OF CREDIT OUTSTANDING                                                   7,079                 6,468
OTHER LIABILITIES                                                                                6,884                 7,814
                                                                                           -----------           -----------
     Total liabilities                                                                       1,540,337             1,584,017
                                                                                           -----------           -----------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 75,000,000 shares authorized, 10,081,147 shares issued and outstanding at September 30, 1999 and 10,050,062 shares issued
       and outstanding at December 31, 1998.                                                       101                   100
     Capital surplus                                                                            60,522                60,117
     Retained earnings                                                                          75,580                63,815
     Accumulated other comprehensive loss                                                          (46)                 (486)
                                                                                           -----------           -----------
     Total stockholders' equity                                                                136,157               123,546
                                                                                           -----------           -----------
TOTAL                                                                                      $ 1,676,494           $ 1,707,563
                                                                                           ===========           ===========


See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)


                                                          Three Months Ended September 30,        Nine Months Ended September 30,
                                                          --------------------------------        -------------------------------
                                                              1999                1998                1999                1998
                                                          ------------         ----------         ------------        -----------
                                                                      (Unaudited)                            (Unaudited)
INTEREST INCOME:
  Loans, including fees                                    $   27,490          $   27,828           $   78,627        $   77,640
  Deposits with other banks                                     4,527               3,146               11,522             7,684
  Investment securities                                         1,970               1,164                6,469             3,295
  Federal funds sold                                              255                 312                1,104               844
                                                           ----------          ----------           ----------        ----------
    Total                                                      34,242              32,450               97,722            89,463

INTEREST EXPENSE:
  Deposits                                                     17,544              18,581               52,558            50,161
  Trust preferred securities                                      308                   -                  923                 -
  Federal funds purchased and other borrowing                      33                 148                  178               431
                                                           ----------          ----------           ----------        ----------
     Total                                                     17,885              18,729               53,659            50,592
                                                           ----------          ----------           ----------        ----------

NET INTEREST INCOME                                            16,357              13,721               44,063            38,871
PROVISION FOR CREDIT LOSSES                                    15,019               3,040               17,665             7,121
                                                           ----------          ----------           ----------        ----------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT
  LOSSES                                                        1,338              10,681               26,398            31,750
                                                           ----------          ----------           ----------        ----------
NON-INTEREST INCOME:
  Trade finance fees and commissions                            2,948               3,513                9,380            10,136
  Structuring and syndication fees                              1,102                 563                2,899             1,306
  Customer service fees                                           140                 132                  465               443
  Gain (loss) on sale of assets                                   346                (186)                 560              (220)
  Other                                                           286                 242                  907               527
                                                           ----------          ----------           ----------        ----------
     Total                                                      4,822               4,264               14,211            12,192
                                                           ----------          ----------           ----------        ----------

OPERATING EXPENSES:
  Employee compensation and benefits                            3,258               3,033                9,769             9,080
  Occupancy and equipment                                       1,118                 997                3,115             3,133
  Other                                                         2,934               2,729                9,056             6,919
                                                           ----------          ----------           ----------        ----------
     Total                                                      7,310               6,759               21,940            19,132
                                                           ----------          ----------           ----------        ----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                (1,150)              8,186               18,669            24,810
PROVISION (CREDIT) FOR INCOME TAXES                              (414)              2,501                6,904             8,666
                                                           ----------          ----------           ----------        ----------

NET INCOME (LOSS)                                          $     (736)         $    5,685           $   11,765        $   16,144
                                                           ==========          ==========           ==========        ==========
NET INCOME (LOSS) PER COMMON SHARE:
     BASIC                                                 $    (0.07)         $     0.57           $     1.17        $     1.62
                                                           ==========          ==========           ==========        ==========
     DILUTED                                               $    (0.07)         $     0.54           $     1.14        $     1.56
                                                           ==========          ==========           ==========        ==========
AVERAGE SHARES OUTSTANDING:
     BASIC                                                 10,076,147          10,046,377           10,066,107         9,960,679
                                                           ==========          ==========           ==========        ==========
     DILUTED                                               10,284,150          10,477,637           10,278,347        10,336,199
                                                           ==========          ==========           ==========        ==========

See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)


                                                          Three Months Ended September 30,         Nine Months Ended September 30,
                                                              1999               1998                 1999               1998
                                                          ----------           -------             --------           --------
                                                                   (Unaudited)                              (Unaudited)
NET (LOSS) INCOME                                           $ (736)            $ 5,685             $ 11,765           $ 16,144

OTHER COMPREHENSIVE INCOME, Net of tax:
   Unrealized appreciation (depreciation) in securities
        available for sale during period                       213                (409)                 627                499
   Less:  Reclassification adjustment for write off of a
         foreign bank stock                                      0                   0                 (187)                 0
                                                            ------             -------             --------           --------
                Total                                          213                (409)                 440                499
                                                            ------             -------             --------           --------
COMPREHENSIVE INCOME (LOSS)                                 $ (523)            $ 5,276             $ 12,205           $ 16,643
                                                            ======             =======             ========           ========


See accompanying notes to consolidated financial statements

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (Dollars in thousands, except per share data)


                                                                                                   Accumulated
                                                    Common Stock                                      Other            Total
                                                --------------------       Capital   Retained     Comprehensive      Stockholders'
                                                Shares        Amount       Surplus   Earnings          Loss             Equity
                                                ------        ------       -------   --------     -------------      -------------
Balance, December 31, 1998 (audited)          10,050,062       $100        $60,117    $63,815         $(486)           $123,546

Issuance of 31,085 shares of common
   stock from exercise of options                 31,085          1            287                                          288

Reduction of tax liability due to
   deductibility of stock options excercised                                   118                                          118

Net change in unrealized loss on
  securities available for sale, net of taxes                                                           440                 440

Net income for the nine months ended
  September 30, 1999                                                                   11,765                            11,765
                                              ----------       ----        -------    -------         -----            --------
Balance as of September 30, 1999
  (Unaudited)                                 10,018,147       $101        $60,522    $75,580         $($46)           $136,157
                                              ==========       ====        =======    =======         =====            ========



See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                          For Nine Months Ended September 30,
                                                                                          -----------------------------------
                                                                                            1999                     1998
                                                                                           --------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                            $ 11,765                $ 16,144
       Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                                          928                     837
         Provision for credit losses                                                         17,665                   7,121
         Deferred tax (benefit) provision                                                    (4,686)                    922
         Write off of available for sale security                                               187                     587
         Gain on sale of loans                                                                 (534)                      0
         Net (gain) loss  on sale of other real estate owned                                    (26)                     34
         Proceeds from the sale of bankers acceptances                                       18,373                  62,334
         Increase in accrued interest receivable and other assets                           (11,779)                 (6,536)
         (Decrease) increase in other liabilities                                              (673)                  4,073
                                                                                           --------                --------
         Net cash provided by operating activities                                           31,220                  85,516
                                                                                           --------                --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in interest-earning deposits with other banks                                 (19,959)                (68,114)
     Purchase of securities available for sale                                             (572,029)               (176,473)
     Purchase of securities held to maturity                                                (14,703)                (15,905)
     Purchase of other investment                                                                 0                 (15,000)
     Purchase of loan participations                                                        (55,815)                 (9,826)
     Proceeds from sales and maturities of securities available for sale                    593,819                 175,770
     Proceeds from paydowns of securities held to maturity                                    2,607                       0
     Proceeds from sale of loans                                                             18,186                       0
     Increase in loans-net                                                                  (37,939)               (309,211)
     Purchases of property and equipment-net                                                 (1,230)                   (794)
     Proceeds from sale of other real estate owned                                               38                     122
                                                                                           --------                --------
         Net cash used in investing activities                                              (87,025)               (419,431)
                                                                                           --------                --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase  in deposits                                                                 7,218                 331,282
    Proceeds from trust preferred securities offering                                         1,650                       0
    (Payment of) proceeds from other borrowing                                               (6,116)                  6,116
    Net proceeds from exercise of common stock options                                          118                   2,050
                                                                                           --------                --------
    Net cash provided by financing activities                                                 2,870                 339,448
                                                                                           --------                --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                        (52,935)                  5,533
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                        111,790                  91,434
                                                                                           --------                --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                             $ 58,855                $ 96,967
                                                                                           ========                ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the period                                                          $ 54,625                $ 47,537
                                                                                           ========                ========
  Income taxes paid during the period                                                      $ 10,845                 $ 7,027
                                                                                           ========                ========



See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

NOTE 1:  BASIS OF PRESENTATION

The consolidated statements of condition for Hamilton Bancorp Inc. and Subsidiaries (the "Company") as of September 30, 1999 and December 31, 1998, the related consolidated statements of income, comprehensive income, stockholders' equity and of cash flows for the nine months ended September 30, 1999 and 1998 included in the Form 10-Q have been prepared by the Company in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited except for the consolidated statement of condition as of December 31, 1998.

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

NOTE 3: SALE OF LOANS

During the nine months ended September 30, 1999, the Company sold $8.1 million of its residential mortgage loan portfolio realizing a gain of $106 thousand. This sale was the result of a status change during 1998 in the Bank's designation to a wholesale bank for purposes of the Community Reinvestment Act. This designation is due largely to the Company's focus on trade finance. In addition, the Company sold $10.0 million foreign loans realizing gains of $543 thousand.

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

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Hamilton Bancorp Inc. ("Bancorp") is a bank holding company which conducts operations principally through its 99.8 percent subsidiary, Hamilton Bank, N.A. (the "Bank" and, collectively with Bancorp, the "Company"). The Bank is a national bank which specializes in financing trade flows between domestic and international companies on a global basis, with particular emphasis on trade with and between South America, Central America, the Caribbean (collectively, the "Region") and the United States. The Bank has a network of nine FDIC-insured branches with eight Florida locations in Miami, Sarasota, Tampa, West Palm Beach, Winter Haven and Weston and a branch in San Juan, Puerto Rico.

FINANCIAL CONDITION - SEPTEMBER 30, 1999 VS. DECEMBER 31, 1998.

Total consolidated assets decreased $31.1 million, or 1.8 percent, during the first nine months of 1999, which included a decrease of $33.2 million in non-interest earning assets offset by an increase of $2.1 million in interest earning assets. The decrease in consolidated assets is due primarily to a decrease of $46.1 million in amounts due from customers on bankers acceptances. Loans-net increased by $40.1 million, while interest-earning deposits with other banks increased by $20.0 million. During the quarter, the Company continued to adjust its asset composition to take advantage of opportunities in the U. S. market with its rising trade deficits and the need for the countries of Latin America to export their way out of their recessionary environment. As a consequence, the Company's exposure in the U. S. increased relative to the Region.

CASH, DEMAND DEPOSITS WITH OTHER BANKS AND FEDERAL FUNDS SOLD

Cash, demand deposits with other banks and federal funds sold are considered cash and cash equivalents. Balances of these items fluctuate daily depending on many factors which include or relate to the particular banks that are clearing funds, loan payoffs, deposit gathering and reserve requirements. Cash, demand deposits with other banks and federal funds sold totaled $58.9 million at September 30, 1999 compared to $111.8 million at December 31, 1998.

INTEREST-EARNING DEPOSITS WITH OTHER BANKS AND INVESTMENT SECURITIES

Interest-earning deposits with other banks increased to $220.2 million at September 30, 1999 from $200.2 million at December 31, 1998. These deposits are placed with correspondent banks in the Region, generally on a short term basis (less than 365 days), to increase yields and enhance relationships with the correspondent banks. The short-term nature of these deposits allows the Company the flexibility to later redeploy assets into a higher yielding domestic loan component.

Investment securities decreased to $105.8 million at September 30, 1999 from $115.0 million at December 31, 1998. The decrease has been primarily in government agency securities which are short term in nature and allow the Company the flexibility of liquidity and the ability to convert these assets into higher yielding loans as these become accessible.

LOANS

The Company's gross loan portfolio increased by $52.3 million, or 4.4 percent, during the first nine months of 1999 in relation to the year ended December 31, 1998. Commercial-domestic loans increased by $82.6 million and domestic acceptances discounted increased by $9.7 million, a combined increase of 26.7 percent. At September 30, 1999 approximately 35.7 percent of the Company's portfolio consisted of loans to domestic borrowers and 64.3 percent of the Company's portfolio consisted of loans to foreign borrowers. The Company's loan portfolio is relatively short-term, as approximately 51.6 and 68.9 percent of loans at September 30, 1999 were short-term loans with average maturities of less than 180 and less than 365 days, respectively. See "Interest Rate Sensitivity Report".

The following table sets forth the loans by type in the Company's loan portfolio at the dates indicated.

LOANS BY TYPE
(in thousands)



                                                  September 30, 1999             December 31, 1998
                                                  ------------------             -----------------
Domestic:

Commercial (1)                                        $  371,599                    $  289,032
Acceptances discounted                                    66,389                        56,706
Residential mortgages                                      2,165                        10,494
Installment                                                  167                           232
                                                      ----------                    ----------
Subtotal Domestic                                        440,320                       356,464
                                                      ----------                    ----------

Foreign:

Banks and other financial institutions                   300,801                       304,011
Commercial and industrial (1)                            364,220                       405,819
Acceptances discounted                                    44,379                        72,597
Government and official institutions                      82,163                        40,639
                                                      ----------                    ----------
Subtotal Foreign                                         791,563                       823,066
                                                      ----------                    ----------
Total Loans                                           $1,231,883                    $1,179,530
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

At September 30, 1999 approximately 30.9 percent in principal amount of the Company's loans were outstanding to borrowers in four countries other than the United States: Brazil (11.4 percent), Panama (8.5 percent), Argentina (5.9 percent) and Guatemala (5.1 percent).

LOANS BY COUNTRY
(Dollars in thousands)


                                       September 30, 1999                      December 31, 1998
                                  ----------------------------             -----------------------------
                                                    Percent of                                Percent of
Country                           Amount           Total Loans             Amount            Total Loans
-------                           ------           -----------             ------            -----------
United States                   $ 440,320                35.7%            $ 356,464                30.2%
Argentina                          72,907                 5.9%               38,171                 3.2%
Bolivia (1)                            --                  --                20,816                 1.8%
Brazil                            139,971                11.4%               60,685                 5.1%
British West Indies (1)            22,208                 1.8%                   --                  --
Colombia                           40,232                 3.3%               43,793                 3.7%
Dominican Republic                 28,043                 2.3%               29,563                 2.5%
Ecuador                            42,087                 3.4%               46,917                 4.0%
El Salvador                        30,246                 2.5%               37,196                 3.2%
Guatemala                          63,095                 5.1%              119,227                10.1%
Honduras                           40,348                 3.3%               59,564                 5.0%
Jamaica                            42,943                 3.5%               29,066                 2.5%
Mexico                             20,295                 1.6%               25,250                 2.1%
Panama                            104,299                 8.5%              119,615                10.1%
Peru                               47,413                 3.8%               49,382                 4.2%
Suriname (1)                           --                  --                21,868                 1.9%
Venezuela (1)                          --                  --                19,756                 1.7%
Other (2)                          97,476                 7.9%              102,197                 8.7%
                               ----------               -----           -----------               ------
Total                          $1,231,883               100.0%          $ 1,179,530               100.0%
                               ==========               =====           ===========               ======


(1) These countries had loans in periods presented which did not exceed 1 percent of total assets.
(2) Other consists of loans to borrowers in countries in which loans did not exceed 1 percent of total assets.

At September 30, 1999 approximately 33.2 percent in cross-border outstandings were outstanding to borrowers in five countries other than the United States:
Brazil (11.4 percent), Argentina (7.0 percent), Panama (6.0 percent), Ecuador (4.5 percent), and Guatemala (4.3 percent).

TOTAL CROSS-BORDER OUTSTANDINGS BY COUNTRY
(Dollars in millions)

                                September 30, 1999              December 31, 1998
                              -----------------------         -----------------------
                                           % of Total                      % of Total
                              Amount         Assets           Amount         Assets
                              ------       ----------         ------       ----------
Argentina                     $ 119           7.0%             $ 59           3.5%
Bahamas (1)                      37           2.2%               --            --
Bolivia                          13           0.8%               26           1.5%
Brazil                          193          11.4%              100           5.9%
British West Indies              15           0.9%               36           2.1%
Colombia                         50           3.0%               54           3.2%
Costa Rica (1)                   --            --                16           0.9%
Dominican Republic               48           2.8%               48           2.8%
Ecuador                          77           4.5%              100           5.9%
El Salvador                      34           2.0%               52           3.1%
Guatemala                        73           4.3%              131           7.7%
Honduras                         46           2.7%               69           4.1%
Jamaica                          49           2.9%               40           2.4%
Mexico                           20           1.2%               25           1.5%
Nicaragua (1)                    --            --                15           0.9%
Panama                          102           6.0%              119           7.0%
Peru                             58           3.4%               56           3.3%
Suriname                         28           1.7%               27           1.6%
United Kingdom (1)               15           0.9%               --            --
Venezuela                        19           1.1%               19           1.1%
Other (2)                        57           3.4%               83           4.9%
                            -------          ----           -------          ----
Total                       $ 1,053          62.1%          $ 1,075          63.4%
                            =======          ====           =======          ====

(1) These countries had outstandings in periods presented which did not exceed
    0.75 percent of total assets.
(2) Other consists of cross-border outstandings to countries in which such cross-border outstandings did not exceed 0.75 percent of the Company's total assets at any of the dates shown.

CONTINGENCIES - COMMERCIAL LETTERS OF CREDIT
(in thousands)

The following table sets forth the total volume and average monthly volume of the Company's export and import letters of credit for each of the periods indicated. As shown by the table, the volume of commercial letters of credit decreased by 33.8 percent to $381.9 million for the nine months ended September 30, 1999 when compared to the same period in 1998. This is a result of shifts towards more on-balance sheet financing and an increase in financing a greater domestic component.



(in thousands)                             Nine Months Ended September 30,                     Year Ended
                                     -------------------------------------------------    -------------------------
                                           1999                       1998                  December 31, 1998
                                     ----------------------      ---------------------    -------------------------
                                                    Average                    Average                     Average
                                       Total        Monthly        Total       Monthly       Total         Monthly
                                       Volume        Volume        Volume      Volume        Volume         Volume
                                     ---------      -------      ---------     -------    ----------       --------
Export Letters of Credit (1)         $ 176,363      $19,596      $ 306,390     $34,043     $ 397,683       $ 33,140
Import Letters of Credit (1)           205,554       22,839        270,761      30,085       349,099         29,092
                                     ---------      -------      ---------     -------     ---------       --------
Total                                $ 381,917      $42,435      $ 577,151     $64,128     $ 746,782       $ 62,232
                                     =========      =======      =========     =======     =========       ========


(1) Represents certain contingent liabilities not reflected on the Company's balance sheet.

The following table sets forth the distribution of the Company's contingent liabilities by country of the applicant and issuing bank for import and export letters of credit, respectively. As shown by the table, contingent liabilities increased by 7.5 percent from December 31, 1998 to September 30, 1999. Individual fluctuations reflect relative changes in the flow of trade or instruments used in financing such trade.

CONTINGENT LIABILITIES (1)
(in thousands)



                                       September 30, 1999            December 31, 1998
                                       ------------------            -----------------
Argentina(2)                              $      --                    $   1,680
Aruba(2)                                      3,525                           --
Bolivia 2)                                       --                        3,890
Brazil(2)                                     3,343                            -
Costa Rica                                    8,856                        2,846
Dominican Republic                           13,466                        7,015
Ecuador 2)                                       -                        3,703
El Salvador                                   5,021                        1,995
Guatemala                                     8,814                       26,132
Guyana                                        3,954                        2,374
Haiti                                         4,793                        2,088
Honduras                                      2,963                        2,427
Nicaragua(2)                                  2,097                            -
Panama                                        4,856                       14,538
Paraguay(2)                                      --                        1,961
Suriname                                      6,504                       11,690
Switzerland(2)                                   --                        1,588
United States                                61,640                       39,415
Venezuela(2)                                  2,593                           --
Other(3)                                      5,928                        5,374
                                          ---------                    ---------
Total                                     $ 138,353                    $ 128,716
                                          =========                    =========



(1) Includes export and import letters of credit, standby letters of credit and letters of indemnity.
(2) These countries had contingencies which represented less than 1 percent of the Company's totalcontingencies at each of the above dates.
(3) Other includes those countries in which contingencies represent less than 1 percent of the Company's total contingencies at each of the above dates.

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

Determining the appropriate level of the allowance for credit losses requires management's judgment, including application of the factors described above to assumptions and estimates made in the context of changing political and economic conditions in many of the countries of the Region. Accordingly, there can be no assurance that the Company's current allowance for credit losses will prove to be adequate in light of future events and developments. At September 30, 1999 the allowance for credit losses was approximately $25.1 million. The increase in the allowance is related to recent economic and political events in Ecuador as well as conditions in Latin America.

The following table provides certain information with respect to the Company's allowance for credit losses, provision for credit losses, charge-off and recovery activity for the periods shown.

CREDIT LOSS EXPERIENCE
(in thousands)


                                                                    Nine Months Ended              Year Ended
                                                                    September 30, 1999          December 31, 1998
                                                                    ------------------          -----------------
Balance of allowance for credit losses at beginning of period            $ 12,794                    $ 10,317
Charge-offs:
Domestic:
   Commercial                                                              (1,325)                     (3,357)
   Acceptances                                                                 --                        (100)
   Installment                                                                 (5)                         --
                                                                      -----------                 -----------
 Total Domestic                                                            (1,330)                     (3,457)
                                                                      -----------                 -----------
Foreign:
   Banks and other financial institutions                                    (656)                     (3,901)
   Commerical and industrial                                               (3,337)                          -
                                                                      -----------                 -----------
 Total Foreign                                                             (3,993)                     (3,901)
                                                                      -----------                 -----------
Total charge-offs                                                          (5,323)                     (7,358)
                                                                      -----------                 -----------
Recoveries:
Domestic:
   Commercial                                                                   1                          12
Foreign:
  Banks and other financial institutions                                       --                         202
                                                                      -----------                 -----------
 Total recoveries                                                               1                         214
                                                                      -----------                 -----------
Net (charge-offs) recoveries                                               (5,322)                     (7,144)
Provision for credit losses                                                17,665                       9,621
                                                                      -----------                 -----------
Balance at end of the period                                          $    25,137                 $    12,794
                                                                      ===========                 ===========
Average loans                                                         $ 1,172,961                 $ 1,168,451
Total loans                                                           $ 1,231,883                 $ 1,179,530
Net charge-offs to average loans                                            0.45%                       0.61%
Allowance to total loans                                                    2.04%                       1.08%

The following tables set forth an analysis of the allocation of the allowance for credit losses by category of loans and the allowance for credit losses allocated to foreign loans. The allowance is established to cover potential losses inherent in the portfolio as a whole or is available to cover potential losses on any of the Company's loans.

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES
(in thousands)



                                                                           As of                       As of
                                                                    September 30, 1999           December 31, 1998
                                                                    ------------------           -----------------
Allocation of the allowance by category of loans:
Domestic:
   Commercial                                                            $  4,338                    $    945
   Acceptances                                                                430                         211
   Residential                                                                 14                          66
   Installment                                                                  3                           3
   Overdraft                                                                   85                         190
                                                                         --------                    --------
       Total domestic                                                       4,870                       1,415
Foreign:
   Government and official institutions                                     1,285                           -
   Banks and other financial institutions                                   4,432                       3,033
   Commercial and industrial                                               14,099                       8,010
   Acceptances discounted                                                     451                         336
                                                                         --------                    --------
      Total foreign                                                        20,267                      11,379
Total                                                                    $ 25,137                    $ 12,794
                                                                         ========                    ========
Percent of loans in each category to total loans:
Domestic:
   Commercial                                                               29.7%                       23.9%
   Acceptances                                                               5.4%                        4.8%
   Residential                                                               0.2%                        0.9%
   Installment                                                               0.0%                        0.0%
   Overdraft                                                                 0.4%                        0.6%
                                                                         --------                    --------
      Total domestic                                                        35.7%                       30.2%
Foreign:
   Banks and other financial institutions                                   24.4%                       25.8%
   Commercial and industrial                                                29.6%                       34.4%
   Acceptances discounted                                                    3.6%                        6.2%
   Government and official institutions                                      6.7%                        3.4%
                                                                         --------                    --------
      Total foreign                                                         64.3%                       69.8%
Total                                                                      100.0%                      100.0%
                                                                         ========                    ========

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES ALLOCATED TO FOREIGN LOANS
(in thousands)


                                              September 30, 1999            December 31, 1998
                                              ------------------            -----------------
Balance, beginning of period                      $ 11,379                     $  7,890
Provision for credit losses                         12,881                        7,188
Net charge-offs                                     (3,993)                      (3,699)
                                                  --------                     --------
Balance, end of period                            $ 20,267                     $ 11,379
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

NONPERFORMING LOANS
(in thousands)

                                                          September 30, 1999           December 31, 1998
                                                          ------------------           -----------------
Domestic:
   Non accrual                                                $  2,578                     $ 2,189
   Past due over 90 days and accruing                                5                          69
                                                              --------                     -------
      Total domestic nonperforming loans                         2,583                       2,258
                                                              --------                     -------
Foreign
   Non accrual                                                  10,319                       6,396
   Past due over 90 days and accruing                                -                         404
                                                              --------                     -------
      Total foreign nonperforming loans                         10,319                       6,800
                                                              --------                     -------

Total nonperforming loans                                     $ 12,902                     $ 9,058
                                                              ========                     =======
Total nonperforming loans to total loans                         1.05%                       0.77%
Total nonperforming assets to total assets                       0.77%                       0.53%


At September 30, 1999 and December 31, 1998 the Company had no nonaccruing investment securities.

DUE FROM CUSTOMERS ON BANKERS' ACCEPTANCES AND DEFERRED PAYMENT LETTERS OF
CREDIT.

Due from customers on bankers' acceptances and deferred payment letters of credit were $29.5 million and $7.1 million, respectively, at September 30, 1999 compared to $75.6 million and $6.5 million, respectively, at December 31, 1998. These assets represent a customer's liability to the Company while the Company's? corresponding liability to third parties is reflected on the balance sheet as "Bankers Acceptances Outstanding" and "Deferred Payment Letters of Credit Outstanding".

DEPOSITS

The primary sources of the Company's domestic time deposits are its nine Bank branches located in Florida and Puerto Rico. In pricing its deposits, the Company analyzes the market carefully, attempting to price its deposits competitively with the other financial institutions in the area.

Total deposits were $1,484.3 million at September 30, 1999 compared to $1,477.1 million at December 31, 1998. The increase in deposits during the nine month period was largely in savings and transaction deposit accounts which increased by $34.8 million.

The following table indicates the maturities and amounts of certificates of deposit and other time deposits issued in denominations of $100,000 or more as of September 30, 1999:

MATURITIES OF AND AMOUNTS OF CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS $100,000 OR MORE
(in thousands)


                                       Certificates of Deposit      Other Time Deposits
                                          $100,000 or More           $100,000 or More            Total
                                       -----------------------      -------------------        ----------
Three months or less                         $ 191,710                   $ 27,022              $ 218,732
Over 3 through 6 months                         60,752                        932                 61,684
Over 6 through 12 months                       126,565                      5,589                132,154
Over 12 months                                  63,661                         --                 63,661
                                             ---------                   --------              ---------
Total                                        $ 442,688                   $ 33,543              $ 476,231
                                             =========                   ========              =========


TRUST PREFERRED SECURITIES

The trust preferred securities increased by $1.7 million as a result of the exercise of the over allotment option by the underwriter. See Note 4 to the Consolidated Financial Statements for further details.

STOCKHOLDERS' EQUITY

The Company's stockholders' equity at September 30, 1999 was $136.1 million compared to $123.5 million at December 31, 1998. During this period stockholders' equity increased by $12.6 million primarily due to the retention of net income.

INTEREST RATE SENSITIVITY

The following table presents the projected maturities or interest rate adjustments of the Company's earning assets and interest-bearing funding sources based upon the contractual maturities or adjustment dates at September 30, 1999. The interest-earning assets and interest-bearing liabilities of the Company and the related interest rate sensitivity gap given in the following table may not be reflective of positions in subsequent periods.


                        INTEREST RATE SENSITIVITY REPORT
                             (Dollars in thousands)


                                         0 to 30      31 to 90    91 to 180    181 to 365     1 to 5      Over 5
                                           Days          Days         Days         Days        Years       Years        Total
                                        ---------     --------     --------    ---------     --------     -------     ----------
Earning Assets:
   Loans                                $ 183,404     $244,792     $207,022    $ 213,380     $300,448    $ 82,837     $1,231,883
   Federal funds sold                      38,921                                                                         38,921
   Investment securities                      998       35,305        2,946        1,200        3,100      60,211        103,760
                                        ---------     --------     --------    ---------     --------    --------     ----------
   Interest earning deposits with
     other banks                           63,459       36,351       48,550       71,802           --          --        220,162
                                        ---------     --------     --------    ---------     --------    --------     ----------

Total                                     286,782      316,448      258,518      286,382      303,548     143,048      1,594,726
                                        ---------     --------     --------    ---------     --------    --------     ----------
Funding Sources:
   Savings and transaction deposits        96,609       28,719           --           --           --          --        125,328
   Certificates of deposits of
     $100 thousand or more                 38,949      152,761       60,752      126,565       63,661          --        442,688
   Certificates of deposits under
     $100 thousand                         81,936      187,416      181,728      256,244       57,321          78        764,723
   Other time deposits                     20,322        6,700          932        5,589           --          --         33,543
   Funds overnight                          4,550           --           --           --           --          --          4,550
   Trust preferred securities                  --           --           --           --           --      12,650         12,650
                                        ---------     --------     --------    ---------     --------    --------     ----------
Total                                   $ 242,366     $375,596     $243,412    $ 388,398     $120,982    $ 12,728     $1,383,482
                                        =========     ========     ========    =========     ========    ========     ==========
Interest sensitivity gap                $  44,416     $(59,148)    $ 15,106    $(102,016)    $182,566    $130,320     $  211,244
                                        =========     ========     ========    =========     ========    ========     ==========
Cumulative gap                          $  44,416     $(14,732)    $    374    $(101,642)    $ 80,924    $211,244
                                        =========     ========     ========    =========     ========    ========
Cumulative gap as a percentage
   of total earning assets                  2.79%       -0.92%        0.02%       -6.37%        5.07%      13.25%
                                        =========     ========     ========    =========     ========    ========


LIQUIDITY

Cash and cash equivalents decreased by $52.9 million from December 31, 1998. During the first nine months of 1999, net cash provided by operating activities was $31.2 million, net cash used in investing activities was $87.0 which was offset by net cash provided by financing activities of $2.8 million. For further information on cash flows, see the Consolidated Statement of Cash Flows.

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

The majority of the Company's deposits are short-term and closely match the short-term nature of the Company's assets. See "Interest Rate Sensitivity Report." At September 30, 1999 interest-earning assets maturing within six months were $861.7 million, representing 54.0 percent of total earning assets and earning assets maturing within one year were $1.148 billion or 71.8 percent of total earning assets. The interest bearing liabilities maturing within six months were $861.4 million or 62.2 percent of total interest bearing liabilities and maturing within one year were $1.250 billion or 90.3 percent of the total at September 30, 1999.

The short-term nature of the loan portfolio and the fact that a portion of the loan portfolio consists of bankers' acceptances provides additional liquidity to the Company. Liquid assets at September 30, 1999 were $305 million, 18.1 percent of total assets, and consisted of cash and cash equivalents, due from banks-time and U. S. government agency securities that are unpledged. At September 30, 1999 the Company had been advised of $57 million in available interbank funding.

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

The Company is in discussions with its banking regulatory agency regarding the proper application of the mandatory regulatory accounting reserve rules under the requirements of the Interagency Country Exposure Review Committee of the U.S. bank regulatory agencies. If such mandatory regulatory accounting reserves are applicable, the Company's capital ratios for regulatory purposes may be reduced, but are expected to remain within the current classification of "well capitalized," the highest classification category.

BANCORP CAPITAL RATIOS
(Dollars in thousands)



                                                            September 30, 1999                      December 31, 1998
                                                        --------------------------                ------------------------
                                                          Amount             Ratio                Amount             Ratio
                                                        ---------            -----                ------             -----
Tier 1 risk-weighted
Capital:
   Actual                                               $ 147,150             13.3%             $ 133,603             12.0%
   Minimum                                                 45,381              4.0%                44,411              4.0%
Total risk-weighted
Capital:
   Actual                                                 161,193             14.5%               146,397             13.2%
   Minimum                                                 90,762              8.0%                88,822              8.0%
Leverage:
   Actual                                                 147,150              9.1%               133,603              8.0%
   Minimum                                                 48,645              3.0%                50,204              3.0%


BANK CAPITAL RATIOS
(Dollars in thousands)



                                                       September 30, 1999                    December 31, 1998
                                                    --------------------------            --------------------------
                                                     Amount              Ratio             Amount              Ratio
                                                    ---------            -----            ---------            -----
Tier 1 risk-weighted capital:
   Actual                                           $ 140,425            12.7%            $ 121,886            11.0%
   Minimum to be well capitalized                      67,933             6.0%               66,461             6.0%
   Minimum to be adequately capitalized                45,289             4.0%               44,307             4.0%
Total risk-weighted capital:
   Actual                                             154,439            13.9%              134,680            12.2%
   Minimum to be well capitalized                     113,222            10.0%              110,768            10.0%
   Minimum to be adequately capitalized                90,578             8.0%               88,614             8.0%
Leverage:
   Actual                                             140,425             8.5%              121,886             7.3%
   Minimum to be well capitalized                      82,420             5.0%               83,086             5.0%
   Minimum to be adequately capitalized                65,936             4.0%               66,649             4.0%



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

Interest Rate Sensitivity Report as of September 30, 1999 shows that interest bearing liabilities maturing or repricing within one year exceed interest earning assets by $101.6 million. The Company monitors that the assets and liabilities are closely matched to minimize interest rate risk. On September 30, 1999 the interest rate risk position of the Company was not significant since the impact of a 100 basis point rise or fall of interest rates over the next 12 months is estimated at .7 percent of net income.

Substantially all of the Company's?assets and liabilities are denominated in dollars; therefore the Company has no material foreign exchange risk. In addition, the Company has no trading account securities; therefore it is not exposed to market risk resulting from trading activities.

On a daily basis the Bank's Chief Financial Officer and the Bank's Treasurer are responsible for measuring and managing market risk.

RESULTS OF OPERATIONS-NINE MONTHS

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds, and it constitutes the Company's principal source of income. Net interest income increased to $44.0 million for the nine months ended September 30, 1999 from $38.9 million for the same period in 1998, a 13.1 percent increase. The increase was due largely to an increase in average earning assets offset, to some extent, by a slight decrease in net interest margin. Average earning assets increased to $1.523 billion for the nine months ended September 30, 1999 from $1.337 billion for the same period in 1998, a 13.9 percent increase. Average loans and acceptances discounted increased to $1.173 billion for the nine months ended September 30, 1999 from $1.136 billion for the same period in 1998, a 3.3 percent increase. The increase in loans was largely attributable to an increase in the U. S. component of the loan portfolio. Average interest earning deposits with other banks increased to $171.9 million for the nine months ended September 30, 1999 from $113.9 million for the same period in 1998, a 50.9 percent increase. Net interest margin decreased to 3.87 percent for the nine months ended September 30, 1999 from 3.89 percent for the same period in 1998, a 2 basis point decrease.

Interest income increased to $97.7 million for the nine months ended September 30, 1999 from $89.5 million for the same period in 1998, a 9.2 percent increase, reflecting an increase in time deposits with banks as well as loans. This increase was partially offset by a decrease in prevailing interest rates. Interest expense increased to $53.7 million for the nine months ended September 30, 1999 from $50.6 million for the same period in 1998, a 6.1 percent increase, reflecting the additional deposits to fund asset growth and offset by a decrease in cost of funds. Average interest-bearing deposits increased to $1.331 billion for the nine months ended September 30, 1999 from $1.177 billion for the same period in 1998, a 13.1 percent increase.


                                          YIELDS EARNED AND RATE PAID
---------------------------------------------------------------------------------------------------------------------------------
                                                                       FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30, 1999                            SEPTEMBER 30, 1998
                                               ------------------------------------          ------------------------------------
                                               AVERAGE      REVENUE/         YIELD/          AVERAGE      REVENUE/         YIELD/
                                               BALANCE       EXPENSE          RATE           BALANCE       EXPENSE          RATE
                                               -------      --------         ------          -------      --------         ------
Total Earning Assets
LOANS:
    Commercial loans                          $1,050,917     $69,689         8.74%          $  983,953     $66,402          8.90%
    Acceptances discounted                       110,611       7,417         8.84%             127,602       8,951          9.25%
    Overdraft                                      8,022       1,347        22.14%              12,057       1,547         16.93%
    Mortgage loans                                 3,194         160         6.61%              11,708         720          8.10%
    Installment loans                                217          14         8.51%                 282          20          9.13%
                                              ----------     -------                        ----------     -------
TOTAL LOANS                                    1,172,961      78,627         8.84%           1,135,602      77,640          9.02%

Time deposits with banks                         171,931      11,522         8.84%             113,929       7,684          8.89%
Investments                                      148,120       6,469         5.76%              66,861       3,295          6.50%
Federal funds sold                                29,659       1,104         4.91%              20,172         844          5.52%
                                              ----------     -------                        ----------     -------
     Total investments and time deposits
       with banks                                349,710      19,095         7.20%             200,962      11,823          7.76%
                                                             -------                                       -------
Total interest earning assets                  1,522,671      97,722         8.46%           1,336,564      89,463          8.83%
                                                             -------                                       -------
Total non interest earning assets                 98,841                                       119,058
                                              ----------                                    ----------
TOTAL ASSETS                                  $1,621,512                                    $1,455,622
                                              ==========                                    ==========
Interest Bearing Liabilities
DEPOSITS:
    NOW and savings accounts                  $   23,398         425         2.40%          $   20,241         318          2.07%
    Money Market                                  44,081       1,558         4.66%              46,119       1,626          4.65%
    Presidential Money Market                     38,797       1,391         4.73%               2,440          52          2.83%
    Certificate of Deposits (including IRA)    1,126,761      45,750         5.35%             967,504      42,323          5.77%
    Time Deposits with Banks (IBF)                91,736       3,200         4.60%             140,134       5,800          5.46%
    Other                                          6,393         234         4.83%               1,180          41          4.58%
                                              ----------     -------                        ----------     -------
TOTAL DEPOSITS                                 1,331,166      52,558         5.21%           1,177,618      50,160          5.62%
Trust Preferred Securities                        12,565         923         9.69%                   0           0          0.00%
Other Borrowings                                   1,813         104         7.56%               4,116         234          7.49%
Federal Funds Purchased                            1,876          74         5.20%               4,577         197          5.69%
                                              ----------     -------                        ----------     -------
Total interest bearing liabilities             1,347,420      53,659         5.25%           1,186,311      50,592          5.62%
                                              ----------     -------                        ----------     -------
Non interest bearing liabilities
    Demand Deposits                               75,097                                        69,545
    Other Liabilities                             65,817                                        91,284
                                              ----------                                    ----------
Total non interest bearing liabilities           140,914                                       160,829
Stockholders equity                              133,178                                       108,482
                                              ----------                                    ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY    $1,621,512                                    $1,455,622
                                              ==========                                    ==========
Net Interest income / net interest spread                    $44,062         3.21%                         $38,872          3.20%
                                                             =======        =====                          =======         =====
Margin
Interest income / interest earning assets                                    8.58%                                          8.95%
Interest expense / interest earning assets                                   4.71%                                          5.06%
                                                                            -----                                          -----
    Net interest margin                                                      3.87%                                          3.89%
                                                                            =====                                          =====

PROVISION FOR CREDIT LOSSES

The Company's provision for credit losses increased to $17.7 million for the nine months ended September 30, 1999 from $7.1 million for the same period in 1998. Management decided to increase the provision for loan losses reflecting recent economic and political events in Ecuador coupled with conditions in Latin America. Net loan charge-offs during the first nine months of 1999 amounted to $5.3 million compared to $7.3 million for the same period in 1998. The allowance for credit losses increased from $12.8 million at December 31, 1998 to $25.1 million at September 30, 1999. The ratio of the allowance for credit losses to total loans was 2.04 percent at September 30, 1999 increasing from approximately 1.08 percent at December 31, 1998.

NON-INTEREST INCOME

Non-interest income increased to $14.2 million for the nine months ended September 30, 1999 from $12.2 million for the same period in 1998, a 16.4 percent increase. Structuring and syndication fees increased by $1.6 million as a result of several transactions completed during the period. This was offset by a decrease in trade finance fees and commissions of $756 thousand. The increase in other non-interest income is due to an increase in account analysis fees, Harmoney(R); a proprietary internet based remote banking system; and other fees. In addition, non-interest income included gains on sales of loans of $543 thousand, which is discussed in Note 3 to the consolidated financial statements.

The following table sets forth details regarding the components of non-interest income for the periods indicated.

NON-INTEREST INCOME
(Dollars in thousands)


                                              For the Nine Months Ended September 30,
                                            --------------------------------------------
                                                            1998 to 1999
                                              1998         Percent Change         1999
                                            --------       --------------      --------
Trade finance fees and commissions          $ 10,136            -7.5%          $  9,380
Structuring and syndication fees               1,306           122.0%             2,899
Customer service fees                            443             5.0%               465
Gain (loss) on sale of assets                   (220)          354.5%               560
Other                                            527            72.1%               907
                                            --------          ------           --------

Total non-interest income                   $ 12,192            16.6%          $ 14,211
                                            ========          ======           ========

OPERATING EXPENSES

Operating expenses increased to $21.9 million for the nine months ended September 30, 1999 from $19.1 million for the same period in 1998, a 14.7 percent increase. The majority of this increase was in other expenses which increased to $9.1 million for the nine months ended September 30, 1999 from $6.9 million for the same period in 1998. This increase was largely due to increased legal expenses which was the result of an increase in the number of litigation cases in the ordinary course of business during the period. In addition, during 1999 the Company purchased political risk insurance which increased the operating expenses. The Company's efficiency ratio increased slightly to 37.7 percent for the nine month period ended September 30, 1999 from 37.5 percent for the same period in 1998.

The following table sets forth details regarding the components of operating expenses for the periods indicated.

OPERATING EXPENSES
(Dollars in thousands)


                                                        For the Nine Months Ended September 30,
                                                      --------------------------------------------
                                                                       1998 to 1999
                                                        1998           Percent Change        1999
                                                      -------          --------------      -------
Employee compensation and benefits                    $ 9,080               7.6%           $ 9,769
Occupancy and equipment                                 3,133              -0.6%             3,115
Other operating expenses                                6,919              30.9%             9,056
                                                      -------              ----            -------
Total operating expenses                              $19,132              14.7%           $21,940
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

Concurrently, the Company is in the process of upgrading its computers systems to accommodate the growth of the past two years. These new systems being installed are Year 2000 compliant. The Company believes the total costs relating exclusively to Year 2000 compliance will be approximately $250,000, which amount is not material to the Company's financial position or results of operations. To date, the Company has incurred approximately $150,000 of these estimated expenses. Any purchased hardware or software in connection with this process will be capitalized in accordance with normal Company policy. Personnel and all other costs are being expensed as incurred

There can be no assurance that all of the parties mentioned above will become Year 2000 compliant on a timely basis. The costs and dates on which the Company plans to complete the Year 2000 process are based on the Company's best estimates. However, there can be no assurance that these estimates will be achieved and actual results could differ.

RESULTS OF OPERATIONS-THIRD QUARTER

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds, and it constitutes the Company's principal source of income. Net interest income increased to $16.3 million for the quarter ended September 30, 1999 from $13.7 million for the same period in 1998, a 19.0 percent increase. The increase was due largely to an increase in average earning assets and an increase in net interest margin. Average earning assets increased to $1.533 billion for the quarter ended September 30, 1999 from $1.455 billion for the same period in 1998, a 5.4 percent increase. Average loans and acceptances discounted decreased to $1.189 billion for the quarter ended September 30, 1999 from $1.222 billion for the same period in 1998. The increase in average interest earning assets for the quarter was primarily in time deposits with other banks which increased by 40.4 percent to $197.8 million and investments which increased by 81.0 percent to $126.7 million for the quarter. Net interest margin increased significantly to 4.23 percent for the quarter ended September 30, 1999 from 3.74 percent for the same period in 1998. The primary reason for the increase is the 37 basis point decrease in the cost of interest bearing deposits. The overall cost of funds decreased to 5.20 percent for the quarter ended September 30, 1999 from 5.65 percent for the same period in 1998.

Interest income increased to $34.2 million for the quarter ended September 30, 1999 from $32.5 million for the same period in 1998, a 5.2 percent increase, reflecting an increase in time deposits with banks as well as loans in the U. S. Interest expense decreased to $17.9 million for the quarter ended September 30, 1999 from $18.7 million for the same period in 1998, a 4.3 percent decrease. Average interest-bearing deposits increased to $1.331 billion for the quarter ended September 30, 1999 from $1.290 billion for the same period in 1998, a 3.2 percent increase; primarily in Presidential Money Market accounts and Certificates of Deposits.


                                          YIELDS EARNED AND RATE PAID
---------------------------------------------------------------------------------------------------------------------------------
                                                                            FOR THE QUARTER ENDED
                                                       SEPTEMBER 30, 1999                            SEPTEMBER 30, 1998
                                               ------------------------------------          ------------------------------------
                                               AVERAGE      REVENUE/         YIELD/          AVERAGE      REVENUE/         YIELD/
                                               BALANCE       EXPENSE          RATE           BALANCE       EXPENSE          RATE
                                               -------      --------         ------          -------      --------         ------
Total Earning Assets
LOANS:
    Commercial loans                           $1,075,753     $24,694         8.98%          $1,063,958      $23,902          8.79%
    Acceptances discounted                        105,365       2,386         8.86%             132,374        3,131          9.26%
    Overdraft                                       5,564         362        25.46%              13,535          553         15.99%
    Mortgage loans                                  2,178          44         7.91%              11,550          235          7.93%
    Installment loans                                 218           4         7.18%                 299            7          9.09%
                                               ----------     -------                        ----------      -------
TOTAL LOANS                                     1,189,078      27,490         9.05%           1,221,716       27,828          8.91%

Time deposits with banks                          197,848       4,527         8.95%             140,890        3,146          8.74%
Investments                                       126,702       1,970         6.08%              70,006        1,164          6.51%
Federal funds sold                                 19,615         255         5.09%              21,970          312          5.56%
                                               ----------     -------                        ----------      -------
     Total investments and time deposits
       with banks                                 344,165       6,752         7.68%             232,866        4,622          7.77%
                                                              -------                                        -------
Total interest earning assets                   1,533,243      34,242         8.74%           1,454,582       32,450          8.73%
                                                              -------                                        -------
Total non interest earning assets                  81,311                                       110,891
                                               ----------                                    ----------

TOTAL ASSETS                                   $1,614,554                                    $1,565,473
                                               ==========                                    ==========

Interest Bearing Liabilities
DEPOSITS:
    NOW amd savings accounts                      $24,661         154         2.44%             $20,262          106          2.05%
    Money Market                                   42,743         529         4.84%              48,232          611          4.95%
    Presidential Money Market                      49,969         602         4.72%               1,793           14          3.07%
    Certificate of Deposits (including IRA)     1,134,810      15,306         5.28%           1,100,236       16,099          5.73%
    Time Deposits with Banks (IBF)                 76,536         914         4.67%             117,603        1,730          5.76%
    Other                                           2,773          38         5.36%               1,461           21          5.65%
                                               ----------     -------                        ----------      -------
TOTAL DEPOSITS                                  1,331,492      17,543         5.16%           1,289,587       18,581          5.64%
Trust Preferred Securities                         12,650         308         9.54%                   0            0          0.00%
Other Borrowings                                        0           0         0.00%               6,116          117          7.48%
Federal Funds Purchased                             2,391          33         5.40%               2,098           31          5.80%
                                               ----------     -------                        ----------      -------
Total interest bearing liabilities              1,346,533      17,884         5.20%           1,297,801       18,729          5.65%
                                               ----------     -------                        ----------      -------
Non interest bearing liabilities
    Demand Deposits                                77,370                                        69,775
    Other Liabilities                              50,650                                        83,285
                                               ----------                                    ----------
Total non interest bearing liabilities            128,020                                       153,060
Stockholders equity                               140,001                                       114,612
                                               ----------                                    ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY     $1,614,554                                    $1,565,473
                                               ==========                                    ==========
Net Interest income / net interest spread                     $16,358         3.54%                          $13,721          3.08%
                                                              =======        =====                           =======         =====
Margin
Interest income / interest earning assets                                     8.86%                                           8.85%

Interest expense / interest earning assets                                    4.63%                                           5.11%
                                                                             -----                                           -----
    Net interest margin                                                       4.23%                                           3.74%
                                                                             =====                                           =====

PROVISION FOR CREDIT LOSSES

The Company's provision for credit losses increased to $15.0 million for the quarter ended September 30, 1999 from $3.0 million in the same period in 1998. Management decided to increase the provision for credit losses in light of recent events in Ecuador and Latin America as discussed previously. Net loan charge-offs during the third quarter of 1999 amounted to $2.6 million compared to $6.3 million for the same period in 1998. The allowance for credit losses increased from $12.8 million at December 31, 1998 to $25.1 million at September 30, 1999. The ratio of the allowance for credit losses to total loans was 2.04 percent at September 30, 1999 increasing from approximately 1.08 percent at December 31, 1998.

NON-INTEREST INCOME

Non-interest income increased to $4.8 million for the quarter ended September 30, 1999 from $4.3 million for the same period in 1998, an 11.6 percent increase. During the quarter the Company sold a $7.0 million foreign government loan and realized a gain on sale of $346 thousand. Structuring and syndication fees increased by $539 thousand while trade finance fees decreased by $565 thousand.

The following table sets forth details regarding the components of non-interest income for the periods indicated.

NON-INTEREST INCOME
(Dollars in thousands)



                                              For the Three Months Ended September 30,
                                             ------------------------------------------
                                                             1998 to 1999
                                               1998          Percent Change      1999
                                             -------         --------------     -------
Trade finance fees and commissions           $ 3,513             -16.1%         $ 2,948
Structuring and syndication fees                 563              95.7%           1,102
Customer service fees                            132               6.1%             140
Gain on sale of assets                             -             100.0%             346
Other                                             56             410.7%             286
                                             -------             -----          -------
Total non-interest income                    $ 4,264              13.1%         $ 4,822
                                             =======             =====          =======


OPERATING EXPENSES

Operating expenses increased to $7.3 million for the quarter ended September 30, 1999 from $6.8 million for the same period in 1998, a 8.2 percent increase. The majority of this increase was due to the opening of the Weston branch on July 6, 1999 as well as additional expenses relating to computer systems upgrades. The Company's efficiency ratio improved to 34.5 percent for the three month period ended September 30, 1999 from 37.6 percent for the same period in 1998.

The following table sets forth details regarding the components of operating expenses for the periods indicated.

OPERATING EXPENSES
(Dollars in thousands)



                                                        For the Three Months Ended September 30,
                                                       -------------------------------------------
                                                                       1998 to 1999
                                                        1998           Percent Change        1999
                                                       ------          --------------      -------
Employee compensation and benefits                     $3,033               7.4%           $ 3,258
Occupancy and equipment                                   997              12.1%             1,118
Other operating expenses                                2,729               7.5%             2,934
                                                       ------              ----            -------
Total operating expenses                               $6,759               8.2%           $ 7,310
                                                       ======              ====            =======


EXHIBIT 1

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                       CALCULATION OF EARNINGS PER SHARE
                 (Dollars in thousands, except per share data)


                                                              Three Months Ended               Nine Months Ended
                                                                 September 30,                    September 30,
                                                          ---------------------------      -------------------------
                                                             1999            1998             1999            1998
                                                          ----------       ----------      ----------      ---------
Basic
Weighted average number of common shares outstanding      10,076,147       10,046,377      10,066,107      9,960,679

Net income (loss)                                              ($736)          $5,685         $11,765        $16,144

Basic earnings (loss) per share                               ($0.07)           $0.57           $1.17          $1.62

Diluted:
Weighted average number of common shares outstanding      10,076,147       10,046,377      10,066,107      9,960,679

Potential common shares outstanding - options                208,004          431,260         212,239        375,520
                                                          ----------       ----------      ----------     ----------
Total common and potential common shares outstanding      10,284,151       10,477,637      10,278,346     10,336,199

Net income (loss)                                              ($736)          $5,685         $11,765        $16,144

Diluted earnings (loss) per share                             ($0.07)           $0.54           $1.14          $1.56


                                                      PART II
                                                 OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Registrant's 1999 Annual Meeting of Shareholders was held on July 16, 1999.

(c) The only matter voted upon at the meeting was the election of the ten nominees named in the proxy statement as directors of the Registrant. The holders of 5,098,117 (50.62%) of the outstanding Common Shares of the Registrant voted in person or by proxy at the meeting as follows (there were no broker non-votes at the meeting):

                                                   For              Withheld
                                                ---------           --------
             William Alexander                  5,094,697             3,420
             Juan Carlos Bernace                5,095,497             2,620
             William Bickford                   5,095,497             2,620
             Ronald Frazier                     5,095,497             2,620
             Thomas F. Gaffney                  5,095,197             2,920
             Ronald A. Lacayo                   5,095,497             2,620
             George Lyall                       5,094,697             3,420
             Eduardo A. Masferrer               5,095,497             2,620
             Ben L. Moyer                       5,095,197             2,920
             Virgilio E. Sosa, Jr.              5,095,497             2,620

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 9, 1999       Hamilton Bancorp Inc.


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