Form 10-K
period 1999-12-31
HAMILTON BANCORP INC
filed 2000-04-14
CIK 894172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________


                         Commission file number 0-20960
                                               --------


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


      Registrant's telephone number, including area code (305) 717-5500
                                                         --------------

Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class           Name of Each Exchange On Which Registered
        -------------------           -----------------------------------------

               None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

                 9.75% Beneficial Unsecured Securities, Series A
    (Liquidation Amount $10 per Capital Security) of Hamilton Capital Trust I
--------------------------------------------------------------------------------
                                (Title of Class)



                            [COVER PAGE 1 OF 2 PAGES]

         Indicate by check mark X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this From 10-K. [ ]


         The aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant as of March 23, 2000 was $153,682,346 based upon the average of the high and low price of a share of Common Stock as reported by the NASDAQ National Market on such date. As of March 23, 2000, 10,081,147 shares of Registrant's Common Stock were outstanding.

                            -------------------------


                      DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the following documents (as more specifically identified elsewhere in this Annual Report) are incorporated by reference herein:

                                                   Part of Form 10-K into which
         Name of Document                          the document is incorporated

Portions of the Registrant's Proxy Statement for           Part III
2000 Annual Meeting of Stockholders










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

         The Company operates in all major countries throughout the Region and has been particularly active in several smaller markets, such as Guatemala, Ecuador, Panama and Peru. Management believes that these smaller markets are not primary markets for the larger, multinational financial institutions and, therefore, customers in such markets do not receive a similar level of service from such institutions as that provided by the Company. To enhance its position in certain markets, the Company has made minority investments in indigenous financial institutions in Guyana, El Salvador, Peru and Nicaragua. The Company has also strengthened its relationships with correspondent financial institutions in the Region by acting as placement agent, from time to time, for debt instruments or certificates of deposit issued by many of such institutions.

         The Company seeks to generate income by participating in multiple aspects of trade transactions that generate both fee and interest income. The Company earns fees primarily from opening and confirming letters of credit and discounting acceptances and earns interest on credit extended, primarily in the form of commercial loans, for pre- and post-export financing, such as refinancing of letters of credit, and to a lesser extent, from discounted acceptances. As the economy in the Region has grown and stabilized and the Company has begun to service larger customers, the balance of the Company's trade financing activities has shifted somewhat from letters of credit to the discounting of commercial trade paper and the granting of loans, resulting in relatively less fee income but increased interest income. Virtually all of the Company's business is conducted in United States dollars. Management believes that the Company's primary focus on trade finance, its wide correspondent banking network in the Region, broad range of services offered, management experience, reputation and prompt decision-making and processing capabilities provide it with important competitive advantages in the trade finance business. The Company seeks to mitigate its credit risk through its knowledge and analysis of the markets it serves, by obtaining third-party guarantees of both local banks and importers on many transactions, by often obtaining security interests in goods being financed and by the short-term, self-liquidating nature of trade transactions. At December 31, 1999, approximately 56% of the Company's loan portfolio consisted of short-term principally trade related loans maturing within 180 days and approximately 69% maturing within 365 days. Credit is generally extended under specific credit lines for each customer and country. These credit lines are reviewed at least annually.

         Lending activities are funded primarily through domestic consumer deposits gathered through a network of eight branches in Florida and one branch in San Juan, Puerto Rico as well as deposits received from correspondent banks, corporate customers and private banking customers within the Region. The Company's branches are strategically located in markets where it believes there is both a concentration of retail deposits and foreign trade activity. The Company also participates in various community lending activities, and under several United States and Florida laws and regulations Hamilton Bank is considered a minority bank and is able to participate in certain beneficial minority programs involving both deposits and loans.

Developments in Certain Emerging Market Countries

         The economies of various countries in the Region, including Brazil, Ecuador and Venezuela, have been characterized by frequent and occasionally drastic intervention by the governments and volatile economic cycles. Governments have often changed monetary, credit, tariff and other policies to influence the course of their respective economies. The actions of the Brazilian, Ecuadorian and Venezuelan Governments to control inflation and effect other policies have often involved wage and price controls as well as other interventionist measures, such as Ecuador's freezing of bank accounts early in 1999. Changes in policies in other countries in the Region involving tariffs, exchange controls, regulations and taxation could significantly increase the likelihood of causing restrictions on transfers of Dollars out of such countries, as could inflation, devaluation, social instability and other political, economic or diplomatic developments.

         Brazilian, Ecuadorian and Venezuelan financial and securities markets, as well as other financial and securities markets in the Region, are, to varying degrees, influenced by economic and market conditions in other emerging market countries and other countries in the Region. Although economic conditions are different in each country, investor reaction to developments in one country can have significant effects on the financial markets and securities of issuers in other countries. These developments have adversely affected the securities and other financial markets in many emerging markets, including Brazil, Ecuador and Venezuela. One result of these difficulties has been the closing of numerous banks in some countries in the Region, especially in Ecuador. To date, however, the Ecuadorian government has guaranteed the obligations of such closed banks in Ecuador. The ensuing increased market volatility in these securities and other financial markets has also been attributed, at least in part, to the effect of these and other similar events. There can be no assurance that the various financial and securities markets in the Region, including Brazil, Ecuador and Venezuela, will not continue to be adversely affected by events elsewhere, especially in other emerging markets and in other countries in the Region.

         The Company will continue to take advantage of the United States and international economic environment by emphasizing the financing of trade from the Region into the United States. As a result of the deterioration of economic conditions in some countries in the Region, trade flows into the Region on a relative basis diminished in 1999 compared to recent years. In light of the United States' strong economy, government budget surplus, relatively low interest rates, strong stock market, high employment levels and strong consumer demand, trade flows from the Region into the United States increased as such countries attempt to capitalize on export opportunities as a way to increase production, stimulate revenues and thereby "export out" of their economic difficulties. The Company in 1999 placed, and expects to continue to place, more emphasis on financing imports of goods into the United States and thereby increase the relative size of its assets employed in the United Sates as compared to its exposure in the Region. In addition, prudent risk management, in particular with regard to emerging market countries, calls for avoidance of high concentrations of risk in these countries in relation to a bank's capital. Currently, United States bank regulatory agencies consider that exposure in these markets should be limited to levels that would not impair the safety and soundness of a banking institution. As a consequence, the Company's exposure in the Region was significantly reduced in 1999 in relation to the Company's capital.

Background of the Company

         Hamilton Bancorp was formed as a bank holding company in 1988 in Miami, Florida, to acquire 99.7% of the issued and outstanding shares of Hamilton Bank. Hamilton Bank was acquired by Hamilton Bancorp to take advantage of perceived opportunities to finance foreign trade between United States corporate customers and companies in the Region, as the area emerged from the Latin American debt crisis of the early 1980's, particularly since most non-Regional financial institutions had limited interest in financing trade with the Region at that time. Members of the Company's management, who had extensive experience in trade finance in the Region, re-established contacts in the Region, primarily with banks. Hamilton Bank initially offered its services confirming letters of credit for banks in the Region. Hamilton Bank then began to market its other trade related services and products to beneficiaries of its letters of credit. As Hamilton Bank's relationships with correspondent banks developed and as it developed corporate clients in the United States, Hamilton Bank's trade finance activity continued to increase. Hamilton Bank's business expanded into its other products and services, which primarily included other types of trade financing instruments.

         Market for Company Services

         International trade between the United States and the Region as well as between the State of Florida and the Region has grown significantly during the five year period ended December 31, 1999. Recent treaties and agreements relating to trade are expected to eliminate certain trade barriers and open up certain economic sectors to competition, as well as to liberalize trade between the United States and many countries with respect to a variety of goods and services. A high and increasing percentage of this trade requires financing. The growth and importance of trade in the United States and the Region also increases the number of small and medium-sized firms engaged in trade and in need of trade finance services. Many financial institutions in the United States in general and Florida in particular are not adequately staffed to handle such financing on a large scale, or to judge the creditworthiness of companies or banks in the Region and, accordingly, eschew trade financing or limit the scope of their trade financing activity. This has been partially responsible for the expanding market for the Company's trade financing services.

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

         Trade Finance Services and Products

         The manufacture or production and distribution of any product or good generally results in a number of trade transactions which, together, make up a trade cycle. For example, a seller of shirts purchases buttons and materials, arranges for manufacture and often contracts with a distributor who sells the products to retailers. The Company attempts to become involved in and to finance as many stages of a trade cycle as possible. Since the Company's primary focus is on trade finance, the Company offers a wider array of trade finance products and services than most institutions it competes with, although some of the Company's products and services, such as import and export letters of credit, are offered by almost all financial institutions engaged in trade finance, and most of the Company's products are offered by some financial institutions. The principal trade related products and services which the Company offers include:

         o COMMERCIAL DOCUMENTARY LETTERS OF CREDIT. Commercial documentary letters of credit are obligations issued by a financial institution in connection with trade transactions where the financial institution's credit is effectively substituted for that of its customer, who is buying goods or services from the beneficiaries of those letters of credit. When the bank issuing a letter of credit is not well known or is an unacceptable risk to the beneficiary, the issuing bank must obtain a guarantee or confirmation of the letter of credit by an acceptable bank in the beneficiary's market. When the Company confirms a letter of credit it assumes the credit risk of the issuing bank and generally takes a security interest in the goods being financed. These obligations, which are governed by their own special set of legal rules, call for payment by the financial institution against presentation of certain documents showing that the purchased goods or services have been provided or are forthcoming. From time to time, a financial institution issues a commercial documentary letter of credit ("back-to-back") against receipt of a letter of credit from another bank in order to finance the purchase of goods. The Company commenced its trade financing activities by confirming letters of credit for correspondent financial institutions in the Region and then began to sell other products and services to the beneficiaries of such letters of credit. Commercial letters of credit are contingent liabilities of the Company that are not recorded on the Company's balance sheet and which generate fee income. Upon payment of a letter of credit, the Company may refinance the obligation through a loan which will be reflected on the Company's balance sheet as "Loans-net."

         o BANKERS' ACCEPTANCES. A bankers' acceptance is a time draft drawn on a bank and accepted by it. Acceptance of the draft obligates the bank to unconditionally pay the face value to whomever presents it at maturity. Drafts accepted by the Company are reflected on the asset side of the Company's balance sheet as "Due from Customers on Bankers' Acceptances" and on the liability side as "Bankers' Acceptances Outstanding." The Company receives a fee upon acceptance of a draft. Discounted bankers' acceptances represent the purchase by a financial institution of a draft at a discount. This assists an exporter in providing terms to an importer under a letter of credit and also provides liquidity to the exporter. Discounted bankers' acceptances are discounts of forward maturity items and are included on the Company's balance sheet under "Loans-net." The Company receives both fee and interest income from discounted bankers' acceptances.

         o DISCOUNTED TRADE ACCEPTANCES. Discounted trade acceptances represent an obligation of an importer to pay money on a certain date in the future, which obligation has been accepted by the importer as payable to the exporter, then sold by the exporter at a discount to a financial institution. If with recourse, the financial institution as holder of this instrument has recourse at maturity of the acceptance to the exporter as well as the accepting importer. If without recourse, the financial institution holding the acceptance has no recourse to the exporter, but only to the accepting importer. Discounted trade acceptances are discounts of forward maturity items and are included on the Company's balance sheet under "Loans-net." The Company receives primarily interest income from discounted trade acceptances.

         o PRE-EXPORT FINANCING. Pre-export financing is provided by a financial institution, either directly or indirectly through a second bank, to an exporter who has a definitive international contract for the sale of certain goods or services. Such financing funds the exporter's manufacture, assembly and sale of these goods or services to the purchaser abroad. Pre-export financing is reflected on the balance sheet as "Loans-net". The Company receives primarily interest income from pre-export financing.

         o WAREHOUSE RECEIPT FINANCING. Warehouse receipt financing provides temporary financing, usually at a significant loan to collateral discount, for goods temporarily held in an independent warehouse pending their sale and/or delivery in a trade transaction. The goods are evidenced by a receipt issued by the independent warehouse where the goods are stored. Possession of that receipt gives the financial institution a perfected security interest in those goods to collateralize the credit that it is providing. Warehouse receipt financing is reflected on the balance sheet as "Loans-net". The Company receives primarily interest income from warehouse receipt financing.

         o DOCUMENTARY COLLECTIONS. For a fee, a United States financial institution will assist financial institutions to collect at maturity various drafts, acceptances or other obligations which have come due and which are owed by parties abroad or in the United States. Documentary collections are not reflected on the balance sheet and are not contingent obligations of the Company. The Company receives fee income from documentary collections.

         o FOREIGN EXCHANGE TRANSACTIONS. Foreign exchange services consist of the purchase of foreign currency on behalf of a customer. This service includes both spot and forward transactions. Such transactions may be conducted in both hard and soft currencies (i.e., those which are widely accepted internationally and those that are not). The Company conducts such transactions in both types of currencies. Foreign exchange transactions are not reflected on the balance sheet and represent contingent liabilities of the Company. The Company receives fee income from foreign exchange transactions.

         o STANDBY LETTERS OF CREDIT. Standby letters of credit effectively represent a guarantee of payment to a third party by a financial institution, usually not in connection with an individual trade transaction. The Company does not favor standby letters of credit. They are only issued by the Company in situations where the Company believes it is adequately and properly secured or that the customer is in very strong financial condition. Standby letters of credit are not reflected on the balance sheet and represent contingent liabilities of the Company. The Company receives fee income from standby letters of credit.

         o INTERNATIONAL CASH MANAGEMENT. The Company assists corporations and banks in the Region with the clearing of checks drawn on United States financial institutions. As a United States financial institution and a member of the Federal Reserve System, Hamilton Bank is able to provide quick and efficient clearing of these items. The provision of these services often leads to the Company providing other products and services to corporations and banks.

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

         Employees

         At December 31, 1999 the Company had 259 full-time employees. The Company's employees are not represented by a collective bargaining group, and the Company considers its overall relations with its employees to be good.

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

         On November 12, 1999 the Gramm-Leach-Bliley Act ("G-L-B Act") was enacted. The G-L-B Act is a major financial services modernization law that, among other things, facilitates broad new affiliations among securities firms, insurance firms and bank holding companies by repealing the 66-year old provisions of the Glass-Steagall Act. The major provisions of the G-L-B Act became effective March 11, 2000. The

G-L-B Act permits the formation of financial holding companies ("FHCs") - i.e., bank holding companies with substantially expanded powers - under which affiliations among bank holding companies, securities firms and insurance firms may occur, subject to a blend of umbrella supervision and regulation of the newly formed consolidated entity by the Federal Reserve, oversight of the FHC's bank and thrift subsidiaries by their primary federal and state banking regulators and functional regulation of the FHC's nonbank subsidiaries - such as broker-dealers and insurance affiliates - by their respective specialized regulators.

         The United States Bank Holding Company Act requires, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of a bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it already owns a majority of such bank's voting shares), (iii) merge or consolidate with any other bank holding company or (iv) establish, or become, a FHC.

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

         The Federal Reserve, the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation collectively have extensive enforcement authority over bank holding companies and national banks in the United States. This enforcement authority, initiated generally for violations of law and unsafe or unsound practices, includes, among other things, the ability to assess civil money penalties, to initiate injunctive actions, to issue orders prohibiting or removing a bank holding company's or a bank's officers, directors and employees from participating in the institution and, in rare cases, to terminate deposit insurance.

         The Federal Reserve's, the OCC's and the Federal Deposit Insurance Corporation's enforcement authority was enhanced substantially by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FIRREA significantly increased the amount and the grounds for civil money penalties. Also, under FIRREA, should a failure of Hamilton Bank cause a loss to the Federal Deposit Insurance Corporation, any other Federal Deposit Insurance Corporation-insured subsidiaries of Hamilton Bancorp could be required to compensate the Federal Deposit Insurance Corporation for the estimated amount of the loss (Hamilton Bancorp does not currently have any such subsidiaries). Additionally, pursuant to FDICIA, Hamilton Bancorp in the future could have the potential obligation to guarantee the capital restoration plans of any undercapitalized Federal Deposit Insurance Corporation insured depository institution subsidiaries it may control.

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

         Banking organizations are required to maintain a risk-based capital ratio of total capital (Tier 1 plus Tier 2) to risk-weighted assets of 8% of which at least 4% must be Tier 1 capital. The federal bank regulatory authorities may, however, set higher capital requirements when a banking organization's particular circumstances warrant. As a practical matter, banking organizations are expected to maintain capital ratios well above the regulatory minimums. The risk-based capital ratios of Hamilton Bancorp and Hamilton Bank as of December 31, 1998 and 1999 are discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources."

         In addition, the federal bank regulatory authorities have established guidelines for a minimum leverage ratio (Tier 1 capital to average total assets). These guidelines provide for a minimum leverage ratio of 3% for banking organizations that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating. Banking organizations not meeting these criteria or which are experiencing or anticipating significant growth are required to maintain a leverage ratio which exceeds the 3% minimum by at least 100 to 200 basis points. The leverage ratios of Hamilton Bancorp and Hamilton Bank as of December 31, 1998 and 1999 are discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources."

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

         While Hamilton Bancorp is well capitalized for the purposes of the "prompt corrective action" provisions of FDICIA, to date it has not paid any dividends and does not anticipate doing so. Nevertheless, due to economic difficulties being experienced by various countries in the Region, the Federal Reserve has requested that Hamilton Bancorp not pay any dividends or incur any debt (excluding existing "trust preferred" securities) without the consent of the Federal Reserve.

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

         Regulation of Hamilton Bank

         GENERAL

         Hamilton Bank, as a Federal Deposit Insurance Corporation-insured national bank, is subject to regulation primarily by the OCC and secondarily by the Federal Deposit Insurance Corporation. Also, as a national bank Hamilton Bank is a member of the Federal Reserve System and its operations are therefore also subject to certain Federal Reserve regulations. Various other federal and state consumer laws and regulations also affect the operations of Hamilton Bank.

         As a national bank, Hamilton Bank may be able to engage in certain activities approved by the OCC which the Federal Reserve would not necessarily approve for Hamilton Bancorp or its non-national bank "operating subsidiaries". The OCC has been particularly aggressive in recent years in allowing national banks to undertake an ever-increasing range of securities and insurance activities through their operating subsidiaries. Along these lines, national banks, among other things, are permitted on a case-by-case basis to operate subsidiaries that may engage in activities some of which are not permissible for the bank itself. Although the applicable OCC regulations do not authorize any new activities per se, national banks have used them to expand further into the businesses of insurance and securities underwriting.

         The applicable OCC regulations contain "fire walls" intended to protect a national bank from the risks taken by its subsidiary, including a 10% cap on the amount of bank capital that may be invested in the new subsidiary, as well as requirements that extensions of credit to the operating subsidiary be fully-collateralized and that transactions between the bank and the subsidiary be conducted at arm's-length. Also, other safeguards are that the parent national bank's exposure to any losses the subsidiary may incur be limited to the bank's equity investment in the subsidiary, and that the parent national bank be well-capitalized both before and after the investment is made.

         Effective March 11, 2000, the G-L-B Act authorizes the formation of "financial subsidiaries" of national banks and allows them to engage in the same types of activities permissible for nonbank subsidiaries of FHCs (including securities underwriting and dealing), with the exception of insurance underwriting, real estate investment and real estate development.

         Hamilton Bank does not own or control an operating subsidiary or a financial subsidiary.

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

         Federal law also imposes additional restrictions on Hamilton Bank with respect to loans and extensions of credit to certain related parties and purchases from and other transactions with Hamilton Bancorp's principal shareholders, officers, directors and affiliates. Such loans and extensions of credit (i) must be made on substantially the same terms (including interest rates and collateral) as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with members of the general public or otherwise available to any employee of Hamilton Bank and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. In addition, extensions of credit to each such person beyond certain limits set by applicable law must be approved by Hamilton Bank's Board of Directors, with the individual who is applying for the credit abstaining from participation in the decision. Hamilton Bank also is subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties against Hamilton Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of Hamilton Bank or the imposition by the Federal Reserve of a cease and desist order.

         As part of its examination process, the OCC has directed Hamilton Bank, among other things, to take substantial transfer risk reserves related to Hamilton Bank's exposure in Ecuador and "mark to market" certain assets based upon the OCC's interpretation of regulatory accounting rules. While Hamilton Bank has taken the actions directed by the OCC, it disagrees with the OCC's interpretations of the regulatory accounting rules and is appealing such directions within the OCC. See "Management's Discussion and Anaylsis of Financial Condition and Results of Operations - Capital Resources and Interest Earning Deposits with Other Banks and Securities." In this connection, the OCC has initiated formal administrative action under Section 8 of the Federal Deposit Insurance Act which Hamilton Bank has not agreed to and which Hamilton Bank is appealing and disputing in appropriate administrative actions within the OCC. As a result of these proceedings and directions, however, Hamilton Bank may not accept new, or renew, "brokered deposits" without the prior approval of the Federal Deposit Insurance Corporation or appoint new directors or senior officers without the prior approval of the OCC. Hamilton Bank does not anticipate that either of such restrictions will have any material adverse effect on its business or operations. The transfer risk reserves taken by Hamilton Bank at the direction of the OCC are for regulatory accounting purposes only, and do not materially adversely affect its financial statements included in this Form 10-K and prepared in accordance with Generally Accepted Accounting Principles ("GAAP"). Hamilton Bank is satisfied that the reserves it took in the third quarter of 1999 relating to its Ecuador and other Latin American exposures are adequate and in accordance with GAAP.

         DIVIDENDS

         Hamilton Bank is subject to legal limitations on the frequency and amount of cash dividends that can be paid to Hamilton Bancorp. The OCC, in general, also has the ability to prohibit cash dividends by Hamilton Bank which would otherwise be permitted under applicable regulations if the OCC determines that such distribution would constitute an unsafe or unsound practice.

         For Hamilton Bank, the approval of the OCC is required for the payment of cash dividends in any calendar year if the total of all cash dividends declared by Hamilton Bank in that year exceeds the current year's net income combined with the retained net income of the two preceding years. "Retained net income" means the net income of a specified period less any common or preferred stock cash dividends declared for that period. Moreover, no cash dividends may be paid by a national bank in excess of its undivided profits account.

         In addition, the Federal Reserve and the Federal Deposit Insurance Corporation have issued policy statements which provide that, as a general matter, insured banks and bank holding companies may pay cash dividends only out of current operating earnings.

         In accordance with the above regulatory restrictions, Hamilton Bank currently has the ability to pay cash dividends, and on December 31, 1999 an aggregate of $48.5 million was available for the payment of dividends to Hamilton Bancorp without prior regulatory approval.

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

         A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically under-capitalized." Based on the current regulatory capital position of Hamilton Bank, Hamilton Bancorp believes that Hamilton Bank's capital position exceeds the highest classification of "well capitalized."

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



ITEM 2.  PROPERTIES.

         The Company's operations are currently managed from their corporate headquarters located in Miami, Florida, where a branch office is also located. Hamilton Bank's other branch offices are located in Tampa, Winter Haven, Sarasota, West Palm Beach, Weston and Miami, Florida, and in San Juan, Puerto Rico. Three of the facilities are owned by the Company and six are leased (including the Company's headquarters).

         The table below summarizes the Company's owned and leased facilities.

                                                       Approximate              Leased or
Location                 Type of Facility              Square Feet                Owned
--------                 ----------------              -----------              ---------
Miami, Florida               Corporate                   75,500                  Leased
                           headquarters
                            and branch

Miami, Florida                Branch                      3,000                  Leased



                                                          Approximate              Leased or
Location                      Type of Facility            Square Feet                Owned
--------                      ----------------            -----------              ---------

Miami, Florida                     Branch                     3,000                   Owned
San Juan, Puerto Rico              Branch                     3,500                  Leased
Sarasota, Florida                  Branch                     2,000                   Owned
Tampa, Florida                     Branch                     3,000                  Leased
West Palm Beach, Florida           Branch                     5,000                  Leased
Weston, Florida                    Branch                     3,500                  Leased
Winter Haven, Florida              Branch                     4,500                   Owned



ITEM 3.  LEGAL PROCEEDINGS.

         On January 13, 1998 Development Specialists, Inc., the Liquidating Trustee of the Model Imperial Liquidating Trust established under the Plan of Reorganization in the Model Imperial, Inc. Chapter 11 Bankruptcy proceeding, filed an action against Hamilton Bank in the United States Bankruptcy Court for the Southern District of Florida objecting to Hamilton Bank's proof of claim in the Chapter 11 proceeding and affirmatively seeking damages against Hamilton Bank in excess of $34 million for alleged involvement with former officers and directors of Model Imperial, Inc. in a scheme to defraud Model Imperial, Inc. and its bank lenders. The action is one of several similar actions that were filed by the Trustee against other defendants that were involved with Model Imperial seeking essentially the same amount of damages as in the action against Hamilton Bank. The Company believes the claims are without merit and is vigorously defending the action. A trial of various bankruptcy preference issues was held in November, 1999, and the parties are awaiting the judge's ruling.

         As indicated in "Item 1 -- Regulation of Hamilton Bank -- General," Hamilton Bank is engaged in administrative proceedings within the OCC.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         (a) The Company's Common Stock is traded on the NASDAQ National Market (Symbol HABK). The following table sets forth the high and low sales prices of a share of Common Stock as reported by the NASDAQ National Market for the last two calendar years.

     Quarter                     High              Low
     -------                     ----              ---

Fourth Quarter 1999            $21.75            $17.814

Third Quarter 1999              27.25             21.25

Second Quarter 1999             26.25             20.00

First Quarter 1999              29.00             22.375

Fourth Quarter 1998             29.668            23.00

Third Quarter 1998              40.75             21.00

Second Quarter 1998             36.25             31.656

First Quarter 1998              37.00             27.75


         As of March 23, 2000 there were approximately 50 holders of record of the Company's Common Stock and the closing price of Common Stock as reported by the NASDAQ National Market for such date was $16.50. The Company has not paid any cash dividends to date on its Common Stock and does not intend to pay any such cash dividends in the foreseeable future. As stated in Part I above, due to economic difficulties being experienced by various countries in the Region, the Federal Reserve has requested that Hamilton Bancorp not pay any dividends without the consent of the Federal Reserve.

ITEM 6.  SELECTED FINANCIAL DATA.
TABLE ONE.  FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA.

(Dollars in thousands except per share amounts)

The selected consolidated financial data for the five years ended December 31, 1999 have been derived from the Company's audited financial statements. The data set forth below should be read in conjunction with the consolidated financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein.




                                                       1999          1998            1997          1996            1995
                                                  ------------   ------------    ------------   ------------   ------------
INCOME STATEMENT DATA:

Net interest income                               $     60,357   $     53,981    $     38,962   $     27,250   $     23,885
Provision for credit losses                             20,300          9,621           6,980          3,040          2,450
                                                  ------------   ------------    ------------   ------------   ------------
Net interest income after provision for
 credit losses                                          40,057         44,360          31,982         24,210         21,435

Trade finance fees and commissions                      12,035         13,101          12,768          9,325          9,035
Structuring and syndication fees                         6,266          3,352           2,535            138            419
Customer services fees                                   1,528          1,149             934          1,379            995
Net gain (loss) on sale of assets
 available for sale                                        562           (220)            108           --                3
Other income                                               299            171              97            143            237
                                                  ------------   ------------    ------------   ------------   ------------
Other non-interest income                               20,690         17,553          16,442         10,985         10,689
                                                  ------------   ------------    ------------   ------------   ------------

Operating expenses                                      32,104         28,093          23,423         19,630         18,949
                                                  ------------   ------------    ------------   ------------   ------------
Income before provision for income taxes                28,643         33,820          25,001         15,565         13,175
                                                  ------------   ------------    ------------   ------------   ------------
Provision for income taxes                              10,283         12,021           9,098          5,855          5,172
                                                  ------------   ------------    ------------   ------------   ------------
Net income                                        $     18,360   $     21,799    $     15,903   $      9,710   $      8,003
                                                  ============   ============    ============   ============   ============
PER COMMON SHARE DATA:

Net income per common share (1)                   $       1.79   $       2.12    $       1.73   $       1.79   $       1.47
Book value per common share                       $      13.28   $      12.29    $      10.00   $       8.07   $       6.41
Average weighted shares (1)                         10,275,223     10,304,180       9,173,680      5,430,030      5,430,030

AVERAGE BALANCE SHEET DATA:

Total assets                                      $  1,645,889   $  1,508,052    $  1,007,846   $    687,990   $    534,726
Total loans                                          1,194,667      1,168,451         737,921        485,758        370,568
Total deposits                                       1,435,272      1,301,444         842,117        574,388        444,332
Stockholder's equity                                   135,187        108,943          79,311         39,969         32,358

PERFORMANCE RATIOS:

Net interest spread                                       3.28%          3.28%           3.56%          3.89%          4.20%
Net interest margin                                       3.89%          3.89%           4.31%          4.56%          4.94%
Return on average equity                                 13.58%         20.01%          20.05%         24.29%         24.73%
Return on average assets                                  1.12%          1.45%           1.58%          1.41%          1.50%
Efficiency ratio (2)                                     39.61%         39.27%          42.28%         51.31%         54.68%

ASSET QUALITY RATIOS:

Allowance for credit losses as a
 percentage of total loans                                1.92%          1.08%           1.07%          1.07%          1.05%
Non-performing assets as a percentage
 of total loans                                           1.49%          0.73%           0.65%          0.91%          1.07%
Allowance for credit losses as a
 percentage of non-performing assets                     115.27%        149.01%         166.03%        117.97%         98.56%
Net loan charge-offs as a percentage of
 average outstanding loans                                 0.98%          0.61%           0.32%          0.36%          0.58%

CAPITAL RATIOS:

Leverage capital ratio                                    7.50%          7.98%           7.88%          5.80%          5.68%
Tier 1 capital                                           11.16%         12.03%          12.43%         10.20%          9.98%
Total capital                                            12.46%         13.19%          13.78%         11.50%         10.92%
Average equity to average assets                          8.21%          7.22%           7.87%          5.81%          6.05%



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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Hamilton Bancorp Inc. ("Bancorp") is a bank holding company which conducts operations principally through its 99.8 percent owned subsidiary Hamilton Bank, N.A. (the "Bank") collectively (the "Company"). The Bank is a national bank which specializes in financing trade flows between domestic and international companies on a global basis. The Bank has a network of nine FDIC-insured branches, eight in Florida, with locations in Miami, Sarasota, Tampa, West Palm Beach, Winter Haven and Weston, and one in San Juan, Puerto Rico.

The Company completed its initial public offering of 2,400,000 shares of common stock on March 26, 1997. Following the public offering, on April 9, 1997 the Company issued 360,000 additional shares of common stock upon the exercise of the over-allotment option granted to Oppenheimer and Company, Inc. and NatWest Securities Ltd.

On December 28, 1998, a trust formed by the Company issued $11.0 million of 9.75 percent Beneficial Unsecured Securities, Series A (the "Preferred Securities"). On January 14, 1999, the Trust issued an additional $1.7 million of Preferred Securities upon the exercise of an over-allotment by the underwriters. These securities are considered to be Tier 1 capital for regulatory purposes.

KEY PERFORMANCE HIGHLIGHTS FOR 1999

The Company continued to experience significant growth in its core business as both the net interest income and non interest income increased. The Company is well positioned to benefit should the economies in Latin America recover in the next year and beyond. During 1999, however, the Company's earnings declined $3.4 million or 15.8 percent, to $18.4 million from $21.8 million, relative to the prior year, primarily due to an increase in provisions for credit losses of $15 million taken in the third quarter as a result of events in Ecuador and conditions in Latin America. Net income per share (basic) was $1.82 from $2.18 and (diluted) was $1.79 from $2.12 for the years ended December 31, 1999 and 1998, respectively.


RESULTS OF OPERATIONS

1999 COMPARED TO 1998

NET INTEREST INCOME

An analysis of the Company's net interest income and average balance sheet for the last five years is presented in TABLE ONE and TABLE TWO. Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds, and it constitutes the Company's principal source of income. Net interest income increased to $60.4 million for the year ended December 31, 1999 from $54.0 million for the same period in 1998, a 12 percent increase. The increase was due largely to the growth in average earning assets while maintaining the same net interest margin. Average earning assets increased to $1,550.8 million for the year ended December 31, 1999 from $1,389.0 million for the same period in 1998, a 12 percent increase, while yields earned on average assets decreased by 31 basis points compared to the same period. Average loans and acceptances discounted increased to $1,194.7 million for the year ended December 31, 1999 from $1,168.5 million for the same period in 1998, a 2 percent increase, while average interest-earning deposits due from other banks increased to $175.9 million for the year ended December 31, 1999 from $122.3 million for the same period in 1998, a 44 percent increase. Net interest margin remained at 3.89 percent for the years ended December 31, 1999 and 1998, representing the first time in seven years that the net interest margin has not decreased.

Interest income increased to $134.0 million for the year ended December 31, 1999 from $124.3 million for the same period in 1998, an 8 percent increase, reflecting largely an increase in loans in the United States. Interest expense increased to $73.6 million for the year ended December 31, 1999 from $70.3 million for the same period in 1998, a 5 percent increase, reflecting the increase in deposits to fund asset growth offset by a 31 basis point decrease in interest rates paid. Average interest-bearing deposits increased to $1,358.3 million for the year ended December 31, 1999 from $1,231.7 million for the same period in 1998, a 10 percent increase. The growth in deposits was primarily a result of the Company increasing its core deposit base through its expanding branch network, as well as its international customers. Average time deposits from banks decreased to $85.7 million for the year ended December 31, 1999 from $128.9 million for the same period in 1998 or a 34 percent decrease, due largely to the Company's reduced activities in the Region.

An analysis of the Company's yields earned and average loan balances segregating domestic and foreign earning assets is presented in TABLE THREE. The yields earned on foreign loans increased 30 basis points to 9.2 percent while yields earned on domestic loans have decreased by 160 basis points to 8.5 percent from
10.1 percent.

PROVISION FOR CREDIT LOSSES

The Company's provision for credit losses increased to $20.3 million for the year ended December 31, 1999 from $9.6 million for the same period in 1998. This 111 percent increase was largely a result of an increase in provisions for credit losses of $15 million taken in the third quarter as a result of events in Ecuador and conditions in Latin America. Net loan chargeoffs during the year ended December 31, 1999 amounted to $11.7 million compared to $7.1 million for the year 1998. The allowance for credit losses was increased to $21.4 million at December 31, 1999 from $12.8 at December 31, 1998, a 67 percent increase. The ratio of the allowance for credit losses to total loans was 1.92 percent at December 31, 1999 from 1.08 percent as of the same period in 1998. A more detailed review of the provision for credit losses is presented in TABLE SEVENTEEN through TABLE NINETEEN.

NON-INTEREST INCOME

Non-interest income increased to $20.7 million for the year ended December 31, 1999 from $17.6 million for the same period in 1998, an 18 percent increase. Trade finance fees and commissions decreased by $1.1 million due largely to lower letter of credit volume which is related to slow economic conditions in the Region. Structuring and syndication fees increased by $2.9 million as a result of various structuring and syndication transactions completed during the year; increasing these fees to $6.3 million from $3.4 million for the years ended December 31, 1999 and 1998, respectively. Customer service fees increased by $379 thousand due largely to Harmoney(R) related fees charged during the period. Harmoney is the Bank's remote banking system which allows customers to access trade finance services and cash management through the internet. The changes in non-interest income from year to year are analyzed in TABLE SIX.

TABLE TWO.  YIELDS EARNED AND RATES PAID
(Dollars in thousands)



                                                                       For The Years Ended
                               --------------------------------------------------------------------------------------------------
                                       December 31, 1999                December 31, 1998                  December 31, 1997
                               --------------------------------  ------------------------------   -------------------------------
                                                        Average                         Average                           Average
                                 Average                 Yield/  Average                 Yield/     Average               Yield/
                                 Balance     Interest    Rate    Balance     Interest     Rate      Balance    Interest    Rate
                               ----------   ---------   ------  ----------  ----------   ------   ----------  ----------  -------
Total interest earning assets
Loans:
  Commercial loans             $1,073,858  $   95,742    8.92   $1,013,558  $   91,465    9.02    $  612,069  $   57,288    9.36%
  Acceptances discounted          110,505      10,016    9.06      131,158      12,165    9.27       107,818      10,733    9.95%
  Overdraft                         7,372       1,659   22.50       12,212       2,306   18.89         6,890       1,307    18.96%
  Mortgage loans                    2,932         203    6.92%      11,523         949    8.24%       11,144         934     8.38%
                               ----------  ----------   -----   ----------  ----------   -----    ----------  ----------    -----

Total Loans                     1,194,667     107,620    9.01    1,168,451     106,885    9.15       737,921      70,262     9.52%

Time deposits with banks          175,925      15,940    9.06      122,278      10,989    8.99       102,360       8,909     8.70%
Investments                       148,804       8,787    5.91       70,916       4,903    6.91        44,978       2,980     6.63%
Federal funds sold                 31,370       1,647    5.25       27,307       1,484    5.43        18,186       1,008     5.54%
                               ----------  ----------   -----   ----------  ----------   -----    ----------  ----------    -----
  Total investments and
   interest earning
   deposits with banks            356,099      26,374    7.41      220,501      17,376    7.88       165,524      12,897    7.79%
Total interest earning assets   1,550,766     133,994    8.64    1,388,952     124,261    8.95       903,445      83,159    9.20%
                                           ----------   -----               ----------   -----                ----------    -----
Total non interest earning
 assets                            95,123                          119,100                           104,401
                               ----------                       ----------                        ----------
Total assets                   $1,645,889                       $1,508,052                        $1,007,846
                               ==========                       ==========                        ==========

Interest bearing liabilities

Deposits:
  NOW and Savings sccounts         23,255         566    2.43       20,218         424    2.10        20,101         439     2.18%
  Money market                     43,850       2,116    4.83       46,342       2,177    4.70        43,752       2,060     4.71%
  Presidential money market        44,749       2,159    4.82        3,284         121    3.68         3,385          97     2.87%
  Certificate of deposits
  (including IRA)               1,154,974      63,090    5.46    1,033,030      59,730    5.78       582,933      34,463     5.91%
  Time deposits from banks
  (IBF)                            85,746       3,858    4.50      128,853       7,266    5.64       127,964       6,853     5.36%
  Other                             5,761         435    7.55           18           1    2.96            61           2     2.92%
                               ----------  ----------   -----   ----------  ----------   -----    ----------  ----------    -----

Total deposits                  1,358,335      72,224    5.32    1,231,745      69,719    5.66       778,196      43,913     5.64%

Trust preferred securities         12,650       1,232    9.74%
Federal funds purchased             1,461          78    5.34        3,423         197    5.77         4,975         284     5.70%
Other borrowings                    1,356         103    7.60        4,743         364    8.65             0           0     0.00%
                               ----------  ----------   -----   ----------  ----------   -----    ----------  ----------    -----
Total interest bearing
  liabilities                   1,373,802      73,637    5.36    1,239,912      70,280    5.67       783,171      44,197     5.64%
                               ----------  ----------   -----   ----------  ----------   -----    ----------  ----------    -----
Non interest bearing
liabilities
  Demand deposits                  76,937                           69,699                            63,921
  Other liabilities                59,963                           89,498                            81,443
                               ----------                       ----------                        ----------
Total non interest bearing
liabilities                       136,900                          159,197                           145,364
Stockholders' equity              135,187                          108,943                            79,311
                               ----------                       ----------                        ----------

Total liabilities and
stockholder's equity           $1,645,889                       $1,508,052                        $1,007,846
                               ==========                       ==========                        ==========
Net interest income /
net interest spread                        $   60,357    3.28%              $   53,981    3.28%               $   38,962     3.56%
                                           ==========   =====               ==========   =====                ==========    =====
Margin:
Interest income /
interest earning asset                                   8.64%                            8.95%                              9.20%
Interest expense /
interest earning assets                                  4.75%                            5.06%                              4.89%
                                                        -----                            -----                              -----
Net interest margin                                      3.89%                            3.89%                              4.31%
                                                        =====                            =====                              =====


\TABLE THREE. YIELDS EARNED - DOMESTIC AND FOREIGN EARNING ASSETS (Dollars in thousands)


                                                                   For The Years Ended
                       -----------------------------------------------------------------------------------------------------------
                                    December 31, 1999                December 31, 1998                 December 31, 1997
                       -----------------------------------  ----------------------------------- ----------------------------------
                                                    % of                                  % of                             $ of
                                           Average  Total                      Average   Total                    Average  Total
                        Average            Yield/  Average   Average            Yield/  Average Average           Yield/   Average
                        Balance   Interest  Rate    Assets   Balance  Interest  Rate    Assets  Balance  Interest  Rate    Assets
                       ---------  -------- ------- -------  --------  -------- ------- -------  -------  -------- -------  -------
Total interest
 earning assets

  Loans:
     Domestic         $  350,000 $ 29,918   8.5%    21.3%  $  249,027  $ 25,155  10.1%   16.5%  $ 175,209 $ 18,240  10.4%    17.4%
     Foreign             844,667   77,702   9.2%    51.3%     919,424    81,730   8.9%   61.0%    562,712   52,022   9.2%    55.8%
                      ---------- --------   ---    -----   ----------  --------  ----   -----   --------- -------   ----    -----
  Total Loans          1,194,667  107,620   9.0%    72.6%   1,168,451   106,885   9.1%   77.5%    737,921   70,262   9.5%    73.2%

Investment and time
  deposits with banks

     Domestic            140,890    7,924   5.6%     8.5%      71,751     3,924   5.5%    4.7%     45,786    2,487   5.4%     4.5%
     Foreign             215,209   18,450   8.6%    13.1%     148,750    13,452   9.0%    9.9%    119,738   10,410   8.7%    11.9%
                      ---------- --------   ---    -----   ----------  --------  ----   -----  ---------- --------  ----    -----
Total investments and
  interest earning       356,099   26,374   7.4%    21.6%     220,501    17,376   7.9%   14.6%    165,524   12,897   7.8%    16.4%

Total interest
  earning assets       1,550,766 $ 133,994  8.6%    94.2%   1,388,952  $124,261   8.9%   92.1%    903,445 $ 83,159   9.2%    89.6%
                                 ==============                        ==============                     ==============    -----

 Total non interest
   earning assets         95,123                     5.8%     119,100                     7.9%    104,401                    10.4%
                      ----------                   -----   ----------                   -----   ----------                   -----

Total Assets          $1,645,889                   100.0%  $1,508,052                   100.0%  $1,007,846                  100.0%
                      ==========                   =====   ==========                   =====   ==========                  =====



TABLE FOUR.  RATE VOLUME ANALYSIS
(Dollars in thousands)


                                                 Year Ended December 31, 1999            Year Ended December 31, 1998
                                                   Compared to Year Ended                   Compared to Year Ended
                                                     December 31, 1998                         December 31, 1997
                                        --------------------------------------       -------------------------------------
                                                      Changes Due To:                          Changes Due To:
                                         Volume            Rate        Total          Volume        Rate            Total
                                        --------      --------------  --------       --------  ---------------     -------
Increase (decrease) in net
  interest income due to:
Loans:
  Commercial loans                      $  5,442       $ (1,165)      $  4,277       $ 37,578       $ (3,401)      $ 34,177
  Acceptances discounted                  (1,915)          (233)        (2,148)         2,323           (891)         1,432
  Overdrafts                                (914)           267           (647)         1,009            (10)           999
  Mortgage loans                            (708)           (38)          (746)            32            (17)            15
Investments:
  Time deposits with other banks           4,821            129          4,950          1,734            346          2,080
  Investment securities                    5,385         (1,500)         3,885          1,719            204          1,923
  Federal funds sold                         221            (59)           162            505            (29)           476
                                        --------       --------       --------       --------       --------       --------

Total earning assets                      12,332         (2,599)         9,733         44,900         (3,798)        41,102
                                        --------       --------       --------       --------       --------       --------

Deposits:
  NOW and savings                             64             78            142              9            (24)           (15)
  Money market                              (117)            56            (61)           122             (5)           117
  Presidential money market                1,528            510          2,038             (3)            27             24
  Certificates of deposits                 7,051         (3,691)         3,360         13,027         12,240         25,267
  Time deposits with banks (IBF)          (2,431)          (977)        (3,408)            48            365            413
  Other                                      319            115            434             (1)            --             (1)
  Trust preferred securities               1,232             --          1,232             --             --             --
  Federal funds purchased                   (113)            (6)          (119)           (88)             2            (86)
  Other borrowings                          (260)            (1)          (261)           364             --            364
                                        --------       --------       --------       --------       --------       --------
Total interest-bearing liabilities         7,273         (3,916)         3,357         13,478         12,607         26,083
                                        --------       --------       --------       --------       --------       --------

Change in net interest income           $  5,059       $  1,317       $  6,376       $ 31,422       $(16,433)      $ 15,019
                                        ========       ========       ========       ========       ========       ========



TABLE FIVE.  RATE VOLUME ANALYSIS - DOMESTIC AND FOREIGN
(Dollars in thousands)



                                                     Year Ended December 31, 1999            Year Ended December 31, 1998
                                                       Compared to Year Ended                   Compared to Year Ended
                                                          December 31, 1998                         December 31, 1997
                                               --------------------------------------       -------------------------------------
                                                             Changes Due To:                          Changes Due To:
                                                Volume            Rate        Total          Volume        Rate            Total
                                               --------      --------------  --------       --------  ---------------     -------
Increase (decrease) in net
  interest income due to:
Loans:
  Domestic                                     $ 10,200       $ (5,437)      $  4,763       $  7,685      $   (770)      $  6,915
  Foreign                                        (6,645)         2,617         (4,028)        32,978        (3,270)        29,708
Investments and time deposits with banks:
  Domestic                                        3,782            219          4,001          1,410            27          1,437
  Foreign                                         6,010         (1,013)         4,997          2,522           520          3,042
                                               --------       --------       --------       --------      --------       --------
Total earning assets                           $ 13,347       $ (3,614)      $  9,733       $ 44,595      $ (3,493)      $ 41,102
                                               ========       ========       ========       ========      ========       ========



TABLE SIX.  NON-INTEREST INCOME
(Dollars in thousands)





                                                              For the Year Ended December 31,
                                              --------------------------------------------------------------------
                                                          1997 to 1998                      1998 to 1999
                                                1997        % Change         1998             % Change      1999
                                              --------      --------      --------            --------    --------
Trade finance fees and commissions            $ 12,768         2.6%       $ 13,101              -8.1%     $ 12,035
Structuring and syndication fees                 2,535        32.2%          3,352              86.9%        6,266
Customer service fees                              934        23.0%          1,149              33.0%        1,528
Gain (loss) on sale of assets                      108      -303.7%           (220)           -355.5%          562
Other                                               97        76.3%            171              74.9%          299
                                              --------      ------        --------            ------      --------
Total non-interest income                     $ 16,442         6.8%       $ 17,553              17.9%     $ 20,690
                                              ========      ======        ========            ======      ========




OPERATING EXPENSES

Operating expenses increased to $32.1 million for the year ended December 31, 1999 from $28.1 million for the same period in 1998, a 14 percent increase. A discussion of the significant components of noninterest expense in 1999 compared to 1998 is as follows: employee compensation and benefits remained at $14.5 million for the years ended December 31, 1999 and 1998. Occupancy expenses remained stable at $4.2 million for the years ended December 31, 1999 and 1998. Other expenses increased to $13.3 million for the year ended December 31, 1999 from $9.3 million for the same period in 1998, due in substantial part to an increase in legal expense as a result of various litigation actions commenced by or against the Company in 1998 which continued in 1999. The Company's efficiency ratio remained consistent at 39 percent in 1999 and 1998. The changes in operating expenses from year to year are analyzed in TABLE SEVEN.

The Company's income tax expense was $10.3 million and $12.0 million for 1999 and 1998, respectively. The effective tax rate was 36 percent of pretax income in both years. NOTE SIX of the consolidated financial statements includes an analysis of the components of the provision for income taxes.

TABLE SEVEN.  OPERATING EXPENSES
(Dollars in thousands)



                                                                                For the Year Ended December 31,
                                                             ---------------------------------------------------------------------
                                                                          1997 to 1998                    1998 to 1999
                                                              1997          % Change        1998            % Change       1999
                                                             --------     -----------     --------        ------------    --------
Employee compensation and benefits                           $ 13,162         10.4%       $ 14,527              0.2%      $ 14,556
Occupancy and equipment                                         3,251         30.1%          4,229              1.0%         4,273
Other operating expenses                                        6,902         12.1%          7,736             24.7%         9,648
Legal Expense                                                     108       1382.4%          1,601            126.5%         3,627
                                                             --------       ------        --------            -----       --------
Total Operating Expenses                                     $ 23,423         19.9%       $ 28,093             14.3%      $ 32,104
                                                             ========       ======        ========            =====       ========



YEAR 2000

Since June 1997, the Company assessed and prepared its computer systems and applications to be functional on January 1, 2000. Due to these efforts, the Company did not experience any material system errors or failures as a result of Year 2000 issues.

Concurrently, the Company upgraded its computer systems during 1999 to accommodate the growth of the past two years. These new systems were Year 2000 compliant. Consequently, the total costs relating exclusively to Year 2000 compliance were approximately $100,000, which was funded from normal operations.

1998 COMPARED TO 1997

NET INTEREST INCOME

An analysis of the Company's net interest income and average balance sheet for the last five years is presented in TABLE ONE and TABLE TWO. Net interest income increased to $54.0 million for the year ended December 31, 1998 from $39.0 million for the same period in 1997, a 39 percent increase. The increase was due largely to the growth in average earning assets offset, to some extent, by a decrease in net interest margin. Average earning assets increased to $1,389.0 million for the year ended December 31, 1998 from $903.4 million for the same period in 1997, a 54 percent increase, while yields earned on average assets decreased by 25 basis points compared to the same period. Average loans and acceptances discounted increased to $1,168.5 million for the year ended December 31, 1998 from $737.9 million for the same period in 1997, a 58 percent increase, while average interest-earning deposits due from other banks increased to $122.3 million for the year ended December 31, 1998 from $102.4 million for the same period in 1997, a 19 percent increase. Net interest margin decreased to 3.89 percent for the year ended December 31, 1998 from 4.31 percent for the same period in 1997, a 42 basis point decrease. The primary reasons for this decrease were (i) loan yields relative to reference rates decreased in certain countries in the Region and (ii) transactions with larger customers and transactions with multi-national customers, which command more competitive pricing.

Interest income increased to $124.3 million for the year ended December 31, 1998 from $83.2 million for the same period in 1997, a 49 percent increase, reflecting an increase in loans in the Region and the United States, partially offset by a decrease in prevailing interest rates and a tightening of loan spreads in the Region as discussed above. Interest expense increased to $70.3 million for the year ended December 31, 1998 from $44.2 million for the same period in 1997, a 59 percent increase, reflecting the increase in deposits to fund asset growth and a two basis point increase in interest rates paid. Average interest-bearing deposits increased to $1,231.7 million for the year ended December 31, 1998 from $778.2 million for the same period in 1997, a 58 percent increase. The growth in deposits was primarily a result of the Company increasing its core deposit base from its expanding branch network, as well as its international customers. The Company's time deposits due from banks also increased to $128.9 million for the year ended December 31, 1998 from $128.0 million for the same period in 1997.

An analysis of the Company's yields earned and average loan balances segregating domestic and foreign earning assets is presented in TABLE THREE. The yields earned on domestic loans have decreased by three basis points to 10.1 percent from 10.4 percent.

PROVISION FOR CREDIT LOSSES

The Company's provision for credit losses increased to $9.6 million for the year ended December 31, 1998 from $7.0 million for the same period in 1997. This 37 percent increase was largely a function of the 22 percent growth in total loans. Net loan chargeoffs during the year ended December 31, 1998 amounted to $7.1 million compared to $2.4 million for the year ended December 31, 1997. The allowance for credit losses was increased to $12.8 million at December 31, 1998 from $10.3 million at December 31, 1997, a 24 percent increase. The ratio of the allowance for credit losses to total loans was 1.08 percent at December 31, 1998 from 1.07 percent for the same period in 1997. A more detailed review of the provision for credit losses is presented in TABLE SEVENTEEN through TABLE NINETEEN.

NON-INTEREST INCOME

Non-interest income increased to approximately $17.6 million for the year ended December 31, 1998 from $16.4 million for the same period in 1997, a 7 percent increase. Trade finance fees and commissions increased by $333 thousand due largely to lending facility fees which increased by $185 thousand during 1998 compared to 1997 as a result of the growth in loans. Structuring and syndication fees increased by $817 thousand as a result of various structuring and syndication transactions completed during the year increasing these fees to $3.4 million from $2.5 million for the years ended December 31, 1998 and 1997, respectively. Customer service fees increased by $215 thousand. The changes in non-interest income from year to year are analyzed in TABLE SIX.

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

The Company's income tax expense for 1998 was $12.0 million, for an effective tax rate of 35.5 percent of pretax income. Income tax expense for 1997 was $9.1 million for an effective rate of 36.4 percent. The decrease in the effective tax rate is the result of a state income tax refund for prior year filings. The increase of income tax expense was the result of the 35 percent increase in pretax income. As the Company increases its foreign loans and investments in relation to total assets these activities are not taxable in the State of Florida, thus reducing the overall effective tax rate. NOTE SIX of the consolidated financial statements includes an analysis of the components of the provision for income taxes.


BALANCE SHEET REVIEW

1999 COMPARED TO 1998

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

Total consolidated assets increased one percent, or $14.9 million for the year ended December 31, 1999, which included an increase of $53.2 million in interest-earning assets and a decrease of $38.3 million in non-interest earning assets. The increase in consolidated assets reflects an increase of $159.7 million in securities available for sale offset by a decrease in net loans of $71.7 million. The overall increase in consolidated assets was principally funded by deposits from the branch network and in retained earnings.

CASH, DEMAND DEPOSITS WITH OTHER BANKS AND FEDERAL FUNDS SOLD

Cash, demand deposits with other banks and federal funds sold are considered cash and cash equivalents. Balances of these items fluctuate daily depending on many factors which include or relate to the particular banks that are clearing funds, loan payoffs, deposit gathering and reserve requirements. Cash, demand deposits with other banks and federal funds sold were $85.1 million at December 31, 1999 compared to $111.8 million at December 31, 1998.

INTEREST-EARNING DEPOSITS WITH OTHER BANKS AND SECURITIES

Interest-earning deposits with other banks decreased to $187.7 million at December 31, 1999 from $200.2 million at December 31, 1998. As part of its overall liquidity management process, the Company places funds with foreign correspondent banks. These placements are primarily short-term, typically 180 days or less. The purpose of these placements is to obtain an enhanced return on high quality short-term instruments and to solidify existing relationships with correspondent banks. The banks with which placements are made and the amount placed are currently approved by the Bank's Asset Liability Committee. In addition, this Committee reviews adherence with internal interbank liability policies and procedures. As indicated in TABLE EIGHT these interest-earning deposits with other banks are well-diversified throughout the Region and in other countries. The level of such deposits has decreased principally, related to reductions in Ecuador, Bahamas and the Dominican Republic. The short-term nature of these deposits allows the Company the flexibility to redeploy these assets into higher yielding loans which are largely related to the financing of trade.

Investment securities increased to $276.1 million at December 31, 1999 from $115.0 million at December 31, 1998. The increase has been primarily in foreign debt securities classified as available for sale. On December 31, 1999 management changed its original intent with respect to $166 million in bearer debt securities which were classified as loans and accounted for as held to maturity securities under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities, along with all other securities classified as held to maturity, were transferred to and are being accounted for as securities available for sale at fair market value under SFAS No. 115.

NOTE TWO of the consolidated financial statements reports amortized fair value and maturity information on the securities portfolio.

TABLE EIGHT.  INTEREST-EARNING DEPOSITS WITH OTHER BANKS
(Dollars in thousands)




Country                                   December 31, 1999
-------                                   -----------------

Argentina                                      $ 47,000
Brazil                                           37,635
Ecuador                                          28,000
Suriname                                         25,000
Panama                                           10,250
Bahamas (1)                                      10,000
Jamaica                                           8,500
British West Indies                               5,000
Dominican Republic                                5,000
Bolivia                                           3,500
Guyana                                            3,000
Nicaragua                                         2,000
Paraguay                                          2,000
United States                                       800
                                              ---------

Total                                         $ 187,685
                                              =========



(1) Consists of placements in the Bahamas branch of a multinational financial institution.

LOAN PORTFOLIO

The Company's loan portfolio decreased by $63.3 million during the year ended December 31, 1999 in relation to December 31, 1998. This decrease was due primarily to the transfer of bearer debt securities classified as loans to securities available for sale discussed earlier. At December 31, 1999, commercial-domestic loans increased by $105.6 million which resulted from management's ability to increase lending in the U. S. market. At December 31, 1999 approximately 41 percent of the Company's portfolio consisted of loans to domestic borrowers and 59 percent of the Company's portfolio consisted of loans to foreign borrowers. This represents an increase of 27.9 percent in U. S. exposure as the Company concentrated its efforts on this market due to slow economic conditions in the Region. Details on the loans by type are shown in TABLE NINE below.

The Company's loan portfolio is largely trade related in nature and is relatively short-term. Approximately 69 percent of loans had maturities of less than one year. Additionally, the loan portfolio is an important source of liquidity since the Company's predominant business, international trade finance, is self liquidating in nature and a significant part of the loans and extensions of credit mature within one year. The term to maturity of the Company's loans at December 31, 1999 are shown on TABLE TEN.

TABLE NINE.  LOANS BY TYPE
(In thousands)





                                                                         Years Ended December 31,
                                                  --------------------------------------------------------------------------
                                                     1999            1998            1997             1996            1995
                                                 ----------      ----------       ---------        ---------        --------
Domestic:

Commercial and industrial(1)                     $  394,841      $  289,264       $ 179,673        $ 110,750        $ 96,856
Acceptances discounted                               59,040          56,706          45,153           23,314          33,059
Residential mortgages                                 2,140          10,494          12,008           10,610          11,363
                                                 ----------       ---------       ---------        ---------        --------

Subtotal Domestic                                   456,021         356,464         236,834          144,674         141,278

Foreign:

Banks and other financial institutions              224,155         304,011         349,643          129,376         136,681
Commercial and industrial(1)                        338,411         405,819         319,925          179,824          81,433
Acceptances discounted                               59,256          72,597          55,301           80,935          62,838
Government and official institutions                 38,358          40,639           3,091              750             750
                                                 ----------      ----------       ---------        ---------        --------

Subtotal Foreign                                    660,180         823,066         727,960          390,885         281,702
                                                 ----------      ----------       ---------        ---------        --------

Total loans                                      $1,116,201      $1,179,530       $ 964,794        $ 535,559        $422,980
                                                 ==========      ==========       =========        =========        ========



(1) Includes pre-export financing, warehouse receipts and refinancing of letters of credits.

TABLE TEN.  LOAN MATURITIES
(In thousands)


                                                          As of December 31, 1999 (1)
                                        --------------------------------------------------------------
                                                            Mature
                                         Mature          After One But         Mature
                                         Within             Within           After Five
                                        One Year          Five Years           Years           Total
                                        --------         -------------       ----------      ---------
Domestic loans:
  Commercial and Industrial             $242,717           $ 132,416         $ 19,492       $  394,625
  Acceptances discounted                  59,040                  --               --           59,040

Foreign loans:
  Commercial and Industrial              412,781             172,830           15,314          600,925
  Acceptances discounted                  58,161               1,095               --           59,256
                                        --------           ---------         --------       ----------

Total                                   $772,699           $ 306,341         $ 34,806       $1,113,846
                                        ========           =========         ========       ==========

Fixed                                   $474,518           $ 207,850         $ 27,518       $  709,886
Adjustable                               298,181              98,491            7,288          403,960
                                        --------           ---------         --------       ----------

Total fixed and adjustable              $772,699           $ 306,341         $ 34,806       $1,113,846
                                        ========           =========         ========       ==========


(1) Does not include mortgage loans and installment loans in the aggregate amount of $2.3 million.

TABLES ELEVEN AND TWELVE reflect both the Company's growth and diversification in financing trade flows between the United States and the Region in terms of loans by country and cross-border outstanding by country. The aggregate amount of the Company's cross-border outstandings by primary credit risk includes cash and demand deposits with other banks, interest-earning deposits with other banks, investment securities, due from customers on bankers acceptances, due from customers on deferred payment letters of credit and net loans. Exposure levels in any given country at the end of each period may be impacted by the flow of trade between the United States (and to a large extent, Florida) and the given countries, the price of the underlying goods or commodities being financed and overall economic conditions in a given country.

At December 31 1999 approximately 25.9 percent in principal amount of the Company's loans were outstanding to borrowers in four countries other than the United States: Panama (11.4 percent), Guatemala (6.0 percent), Brazil (4.4 percent) and El Salvador (4.1 percent). The United States exposure grew $100.0 million representing 40.9 percent of the loan portfolio compared to 30.2 percent in 1998.

TABLE ELEVEN.  LOANS BY COUNTRY
(Dollars in thousands)



                                                             AT DECEMBER 31,
                              ------------------------------------------------------------------------------
                                       1999                        1998                      1997
                               --------------------       -------------------         ----------------------
                                               % OF                     % OF                           % OF
                                              TOTAL                     TOTAL                          TOTAL
COUNTRY                        AMOUNT         LOANS       AMOUNT        LOANS         AMOUNT           LOANS
-------                        ------         -----       ------        -----         ------           -----

United States                $  456,021        40.9%    $  356,464      30.2%     $   236,834          24.5%
Argentina                        35,494         3.2%        38,171         3.2%        58,477           6.0%
Bolivia (2)                          --          --         20,816         1.8%        38,058           3.9%
Brazil                           49,214         4.4%        60,685         5.1%        58,040           6.0%
British West Indies (2)          22,082         2.0%            --          --             --            --
Colombia                         28,437         2.5%        43,793         3.7%        23,768           2.5%
Dominican Republic               41,604         3.7%        29,563         2.5%        40,161           4.2%
Ecuador                          43,622         3.9%        46,917         4.0%        74,485           7.7%
El Salvador                      45,847         4.1%        37,196         3.2%        40,306           4.2%
Guatemala                        66,531         6.0%       119,227        10.1%        91,178           9.5%
Honduras                         42,352         3.8%        59,564         5.0%        59,439           6.2%
Jamaica (2)                      28,628         2.6%        29,066         2.5%            --            --
Mexico (2)                           --          --         25,250         2.1%            --            --
Panama                          127,419        11.4%       119,615        10.1%        77,295           8.0%
Peru                             29,648         2.7%        49,382         4.2%        68,094           7.1%
Russia (2)                           --          --             --          --         17,500           1.8%
Suriname (2)                         --          --         21,868         1.9%            --            --
Venezuela                        17,842         1.6%        19,756         1.7%        16,299           1.7%
Other (1)                        81,460         7.3%       102,197         8.7%        64,860           6.7%
                             ----------       -----     ----------        ----    ------------        -----
Total                        $1,116,201       100.0%    $1,179,531        00.0%   $    964,794        100.0%
                             ==========       =====     ==========        ====    ============        =====

(1) Other consists of loans to borrowers in countries in which loans did not exceed 1 percent of total loans.
(2) These countries had loans which did not exceed 1 percent of total loans in the periods indicated.

At December 31, 1999 approximately 31.7 percent in cross-border outstanding were due from borrowers in five countries other than the United States: Brazil (10.0 percent), Panama (6.7 percent), Argentina (6.6 percent), Ecuador (4.5 percent) and Guatemala (3.9 percent).


TABLE TWELVE.  TOTAL CROSS-BORDER OUTSTANDING BY COUNTRY AND TYPE
(Dollars in million)


                                                       At December 31,
                             ------------------------------------------------------------------
                                           % of                   % of                  % of
                                           Total                  Total                 Total
                              1999         Assets    1998         Assets    1997        Assets
                             ------       -------   ------        ------   ------       -------
Argentina                    $  113         6.6%    $   59         3.5%    $   69         5.2%
Bahamas (2)                      21         1.2%        --          --         --          --
Bolivia                          18         1.0%        26         1.5%        44         3.3%
Brazil                          173        10.0%       100         5.9%        85         6.3%
British West Indies (2)          --          --         36         2.1%        11         0.8%
Colombia                         48         2.8%        54         3.2%        24         1.8%
Costa Rica (2)                   --          --         16         0.9%        --          --
Dominican Republic               55         3.2%        48         2.8%        39         2.9%
Ecuador                          78         4.5%       100         5.9%        90         6.7%
El Salvador                      44         2.6%        52         3.1%        46         3.4%
Guatemala                        68         3.9%       131         7.7%        92         6.9%
Honduras                         43         2.5%        69         4.1%        52         3.9%
Jamaica                          35         2.0%        40         2.4%        32         2.4%
Mexico (2)                       20         1.2%        25         1.5%        --          --
Nicaragua (2)                    --          --         15         0.9%        12         0.9%
Panama                          116         6.7%       119         7.0%        72         5.4%
Peru                             42         2.4%        56         3.3%        74         5.5%
Russia (2)                       --          --         --          --         17         1.3%
Suriname (2)                     32         1.9%        27         1.6%        --          --
United Kingdom (2)               15         0.9%        --          --         --          --
Venezuela (2)                    17         1.0%        19         1.1%        --          --
Other (1)                        75         4.4%        83         4.9%        39         2.9%
                             ------       -----     ------       -----     ------       -----
Total                        $1,013        58.8%    $1,075        63.4%    $  798        59.6%
                             ======       =====     ======       =====     ======       =====


(1) Other consists of cross-border outstanding to countries in which such cross-border outstanding did not exceed 0.75 percent of the Company's total assets at any of the periods indicated.

(2) These countries had cross-border outstanding which did not exceed 0.75 percent of total assets in the periods indicated.

TOTAL CROSS-BORDER OUTSTANDINGS BY TYPE


                                                              At December 31,
                                                   ---------------------------------
                                                     1999          1998         1997
                                                   ------        ------         ----
Government and official institutions               $  114        $   73         $ 25
Banks and other financial institutions                451           498          442
Commercial and industrial                             384           418          275
Acceptances discounted                                 64            86           56
                                                   ------        ------         ----

Total                                              $1,013        $1,075         $798
                                                   ======        ======         ====



DUE FROM CUSTOMERS ON BANKERS' ACCEPTANCES AND DEFERRED PAYMENT LETTERS OF
CREDIT.

Due from customers on bankers' acceptances and deferred payment letters of credit were $27.8 million and $5.8 million, respectively, at December 31, 1999 compared to $75.6 million and $6.5 million, respectively, at December 31, 1998. This decrease reflects the reduction in letter of credit activity in the Region largely as a result of slow economic conditions. These assets represent a customer's liability to the Company while the Company's corresponding liability to third parties is reflected on the balance sheet as "Bankers Acceptances Outstanding" and "Deferred Payment Letters of Credit Outstanding."

DEPOSITS

The primary sources of the Company's domestic time deposits are its eight Bank branches located in Florida and one in Puerto Rico. The Company has three Bank branches in Miami, one each in Tampa, Winter Haven, Sarasota, West Palm Beach and Weston. In pricing its deposits, the Company analyzes the market carefully, attempting to price its deposits competitively with the larger financial institutions in the area. TABLE TWO provides information on average deposit amounts and rates paid to each deposit category. Total deposits were $1,535.6 million at December 31, 1999 compared to $1,477.1 million at December 31, 1998.

Average interest-bearing deposits increased by 10.2 percent to $1,358.3 million at December 31, 1999 from $1,231.7 million at December 31, 1998. The Company was successful in expanding its deposit base in time deposits and certificates of deposit in denominations of less than $100,000 which increased 23.3 percent to $630 million at December 31, 1999 from $511.4 million at December 31, 1998. In the summer of 1999, the Company opened its newest branch in Weston, which positively contributed to the deposit growth achieved in all markets. Additionally, the Company expanded Presidential Money Market deposits over the year which grew to $44.7 million at December 31, 1999 from $3.3 million at December 31, 1998.

TRUST PREFERRED SECURITIES

In December 1998, the Company issued $11 million in Beneficial Unsecured Securities, of Series A ("Trust Preferred Securities") out of a guarantor trust at a rate of 9.75 percent. The Trust Preferred Securities are considered Tier I capital for regulatory purposes. Trust Preferred Securities increased by $1.7 million upon the exercise of an over-allotment option by the underwriter in January 1999. See Note Seven of the Consolidated Financial Statements for further details.

TABLE THIRTEEN reports maturity periods of certificate of deposits of $100,000 and greater.

TABLE THIRTEEN. MATURITIES OF AND AMOUNTS OF CERTIFICATES OF DEPOSITS AND OTHER
                TIME DEPOSITS $100,000 OR MORE (In thousands)


                                     Certificates            Other Time
                                      of Deposit            Deposits-IBF
                                   $100,000 or More       $100,000 or More        Total
                                   ----------------       ----------------       --------
Three months or less                  $ 87,410               $ 24,025            $111,435
Over 3 through 6 months                109,583                  7,531             117,114
Over 6 through 12 months               136,999                  2,750             139,749
Over 12 months                          75,433                     --              75,433
                                      --------               --------            --------

Total                                 $409,425               $ 34,306            $443,731
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

TABLE FOURTEEN reports the total volume and average monthly volume of the Company's export and import letters of credit for the periods indicated. The letter of credit volume decreased by 30 percent to $524.8 million from $746.8 million as a result of shifts toward more on-balance sheet financing and slower economic conditions throughout the Region.



TABLE FOURTEEN.  CONTINGENCIES - COMMERCIAL LETTERS OF CREDIT
(In thousands)



                                                                     Year Ended December 31,
                                     -------------------------------------------------------------------------------------------
                                               1999                            1998                               1997
                                     -----------------------         --------------------------         ------------------------
                                                     Average                            Average                          Average
                                       Total         Monthly          Total             Monthly           Total          Monthly
                                      Volume         Volume           Volume            Volume           Volume          Volume
                                     ---------      --------         ---------         --------         ---------        --------
Export Letters of Credit (1)         $ 227,904      $ 18,992         $ 397,683         $ 33,140         $ 424,748        $ 35,396
Import Letters of Credit (1)           296,943        24,745           349,099           29,092           394,758          32,897
                                     ---------      --------         ---------         --------         ---------        --------

Total                                $ 524,847      $ 43,737         $ 746,782         $ 62,232         $ 819,506        $ 68,293
                                     =========      ========         =========         ========         =========        ========





(1) Represents certain contingent liabilities not reflected on the Company's balance sheet.

The Company provides letter of credit services globally. TABLE FIFTEEN sets forth the distribution of the Company's contingent liabilities by country of the applicant and issuing bank for import and export letters of credit, respectively. As shown by the table, contingent liabilities increased by 17 percent to $150.6 million at December 31, 1999 from December 31, 1998 as a result of increased letters of credit related to domestic corporate names.

TABLE FIFTEEN.  CONTINGENT LIABILITIES (1)
(In thousands)

                                     At December 31,
                        ------------------------------------
                          1999           1998          1997
                        --------      --------      --------
Argentina (3)           $     --      $  1,680      $     --
Aruba (3)                  3,720            --            --
Bolivia (3)                   --         3,890         3,883
Brazil (3)                    --            --         4,123
Colombia (3)                  --            --         3,936
Costa Rica                 9,893         2,846         3,168
Dominican Republic         4,707         7,015         4,759
Ecuador (3)                   --         3,703        17,839
El Salvador                2,734         1,995         3,837
Guatemala                  9,475        26,132        11,577
Guyana (3)                 4,165         2,374            --
Haiti                      5,705         2,088         7,857
Honduras                   4,174         2,427         5,550
Nicaragua (3)                 --            --         3,386
Panama                    14,242        14,538        12,439
Paraguay (3)                  --         1,961         2,395
Peru (3)                   3,573            --         5,566
Suriname (3)               5,677        11,690            --
Switzerland (3)               --         1,588            --
United States             74,643        39,415        94,629
Venezuela (3)              2,593            --            --
Other (2)                  6,143         5,374        13,139
                        --------      --------      --------
Total                   $151,444      $128,716      $198,083
                        ========      ========      ========





(1) Includes export and import letters of credit, standby letters of credit and letters of indemnity.
(2) Other includes those countries in which contingencies represent less than 1 percent of the Company's total contingencies at each of the above dates.
(3) These countries had contingencies, which did not exceed 1 percent of the Company's total contingencies as of the period indicated.

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

Cash and cash equivalents were $85.1 million on December 31, 1999, a decrease from $111.8 million from December 31, 1998. During 1999, net cash provided by operating activities was $58.2 million, net cash used in investing activities was $139.3 million and net cash provided by financing activities was $54.4 million. For further information on cash flows, see the Consolidated Statement of Cash Flows in the Consolidated Financial Statements.

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

Historically, the Company has increased its level of deposits to allow for its planned asset growth. Customer deposits have increased through the branch network, and private banking customers, as well as deposits related to the trade activity. The majority of the Company's deposits are short-term and closely match the short-term nature of the Company's assets. At December 31, 1999 interest-earning assets maturing within 180 days were $909 million, representing 55 percent of total earning assets. The short-term nature of the loan portfolio and the fact that a portion of the loan portfolio consists of bankers' acceptances provides additional liquidity to the Company. Liquid assets at December 31, 1999 were $375 million, 22 percent of total assets, and consisted of cash and cash equivalents, due from banks-time and foreign debt securities. At December 31, 1999 the Company had been advised of $52 million in available interbank funding.

TABLE SIXTEEN presents the projected maturities or interest rate adjustments of the Company's earning assets and interest-bearing funding sources based upon the contractual maturities or adjustment dates at December 31, 1999. The interest-earning assets and interest-bearing liabilities of the Company and the related interest rate sensitivity gap given in the following table may not be reflective of positions in subsequent periods.

TABLE SIXTEEN.  INTEREST RATE SENSITIVITY
(Dollars in thousands)




                                                                     December 31, 1999
                                  ------------------------------------------------------------------------------------------------
                                   0 to 30       31 to 90      91 to 180     181 to 365     1 to 5        Over 5
                                     Days          Days          Days           Days        Years          Years         Total
                                  ----------    ----------    ----------     ----------    ----------    ----------    ----------
Earning Assets:
   Loans                          $  201,001    $   215,045   $  220,886     $  135,581    $  307,825    $   35,863    $1,116,201

   Federal funds sold                 63,400            --            --             --            --            --        63,400

   Investment securities              20,942        26,461        43,343         49,310        24,726       106,040       270,822

   Interest earning deposits
     with other banks                 41,800        31,250        44,477         45,158        25,000            --       187,685
                                  ----------    ----------    ----------     ----------    ----------    ----------    ----------

Total                                327,143       272,756       308,706        230,049       357,551       141,903     1,638,108
                                  ----------    ----------    ----------     ----------    ----------    ----------    ----------
Funding Sources:
   Savings and transaction
     deposits                         37,699        28,663        67,828             --            --            --       134,190

   Certificates of deposits
     of $100k or more                 46,687        40,723       109,583        136,999        75,433            --       409,425

   Certificates of deposits
     under $100k                      62,476       130,588       203,792        329,633        90,356            --       816,845

   Other time deposits                21,695         2,330         7,531          2,750            --            --        34,306

   Funds overnight                    63,450            --            --             --            --            --        63,450

   Trust preferred securities             --            --            --             --            --        12,650        12,650
                                  ----------    ----------    ----------     ----------    ----------    ----------    ----------

Total                             $  232,007    $  202,304    $  388,734     $  469,382    $  165,789    $   12,650    $1,470,866
                                  ==========    ==========    ==========     ==========    ==========    ==========    ==========

Interest sensitivity gap          $   95,136    $   70,452    ($  80,028)    ($ 239,333)   $  191,762    $  129,253    $  167,242
                                  ==========    ==========    ==========     ==========    ==========    ==========    ==========
Cumulative gap                    $   95,136    $  165,588    $   85,560     ($ 153,773)   $   37,989    $  167,242
                                  ==========    ==========    ==========     ==========    ==========    ==========    ==========
Cumulative gap as a
   percentage of total
   earning assets                       5.81%        10.11          5.22%         -9.39%         2.32%        10.21%
                                  ==========    ==========    ==========     ==========    ==========    ==========


CREDIT QUALITY REVIEW

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses reflects management's judgment of the level of allowance adequate to provide for reasonably foreseeable losses, based upon the following factors: (i) the economic conditions in those countries in the Region in which the Company conducts trade finance activities; (ii) the credit condition of its customers and correspondent banks, as well as the underlying collateral, if any; (iii) historical experience and (iv) the average maturity of its loan portfolio.

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

Determining the appropriate level of the allowance for credit losses requires management's judgment, including application of the factors described above to assumptions and estimates made in the context of changing political and economic conditions in many of the countries of the Region. Accordingly, there can be no assurance that the Company's current allowance for credit losses will prove to be adequate in light of future events and developments. At December 31, 1999, the allowance for credit losses was approximately $21.4 million, an increase of 67 percent from $12.8 million at December 31, 1998. This increase relates to the increase in provision for credit losses discussed earlier.

TABLE SEVENTEEN provides certain information with respect to the Company's allowance for credit losses, provision for credit losses and chargeoff and recovery activity for the periods shown.

TABLE SEVENTEEN.  CREDIT LOSS EXPERIENCE
(In thousands)





                                                                       For the Year Ended December 31,
                                            ------------------------------------------------------------------------------------
                                                 1999             1998             1997              1996              1995
                                            -----------       -----------       -----------       -----------       -----------
Balance of allowance for credit losses at
   beginning of period                      $    12,794       $    10,317       $     5,725       $     4,450       $     4,133
 Charge-offs:
 Domestic:
   Commercial                                    (3,299)           (3,357)           (1,693)             (951)           (1,097)
   Acceptances                                       --              (100)               --                --                --
   Residential                                       --                --                --                --                --
   Installment                                       (5)               --                (3)               (8)               (3)
                                            -----------       -----------       -----------       -----------       -----------
   Total domestic                                (3,304)           (3,457)           (1,696)             (959)           (1,100)

 Foreign:
   Government and official institutions              --                --                --                --                --
   Banks and other financial institutions        (2,330)           (3,901)             (896)             (678)               --
   Commercial and industrial                     (6,216)               --                --              (146)           (1,044)(1)
   Acceptances discounted                            --                --                --                --                --
                                            -----------       -----------       -----------       -----------       -----------
   Total foreign                                 (8,546)           (3,901)             (896)             (824)           (1,044)
                                            -----------       -----------       -----------       -----------       -----------
 Total charge-offs                              (11,850)           (7,358)           (2,592)           (1,783)           (2,144)
 Recoveries:
 Domestic:
   Commercial                                         1                12               203                16                10
   Acceptances                                       --                --                --                --                --
   Residential                                       --                --                --                --                --
   Installment                                        3                --                 1                 2                 1
 Foreign:
   Banks and other financial institutions           163               202                --                --                --
                                            -----------       -----------       -----------       -----------       -----------
   Total recoveries                                 167               214               204                18                11
                                            -----------       -----------       -----------       -----------       -----------
 Net (charge-offs) recoveries                   (11,683)           (7,144)           (2,388)           (1,765)           (2,133)
 Provision for credit losses                     20,300             9,621             6,980             3,040             2,450
                                            -----------       -----------       -----------       -----------       -----------
Balance at end of period                    $    21,411       $    12,794       $    10,317       $     5,725       $     4,450
                                            ===========       ===========       ===========       ===========       ===========
Average loans                               $ 1,194,667       $ 1,168,451       $   737,921       $   485,758       $   370,568
Total loans                                 $ 1,116,201       $ 1,179,530       $   964,794       $   535,559       $   422,980
Net charge-offs to average loans                   0.98%             0.61%             0.32%             0.36%             0.58%
Allowance to total loans                           1.92%             1.08%             1.07%             1.07%             1.05%




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

TABLE EIGHTEEN.  ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES
(In thousands)


                                                                                   Year Ended December 31,
                                                            ------------------------------------------------------------------
                                                             1999             1998           1997          1996          1995
                                                            -------          -------       -------       -------        ------
Allocation of the allowance by category of
  loans:
Domestic:
   Commercial                                               $ 3,199          $ 1,138       $ 2,053       $ 1,964        $  680
   Acceptances                                                  269              211           315           226           333
   Residential mortgages                                         10               66            59            54            57
                                                            -------          -------       -------       -------        ------
     Total domestic                                           3,478            1,415         2,427         2,244         1,070
 Foreign:
   Government and official institutions                       1,496               --            --            --            --
   Banks and other financial institutions                     5,152            3,033         3,854         2,112         1,900
   Commercial and industrial                                 11,015            8,010         3,442           920         1,101
   Acceptances discounted                                       270              336           594           449           379
                                                            -------          -------       -------       -------        ------
     Total foreign                                           17,933           11,379         7,890         3,481         3,380
 Total                                                      $21,411          $12,794       $10,317       $ 5,725        $4,450
                                                            =======          =======       =======       =======        ======
Percent of loans in each category to total
  loans:
Domestic:
  Commercial                                                  35.4%            24.5%         18.6%         20.6%         22.8%
  Acceptances                                                  5.3%             4.8%          4.7%          4.4%          7.8%
  Residential                                                  0.2%             0.9%          1.2%          2.0%          2.7%
                                                            -------          -------       -------       -------        ------
    Total domestic                                            40.9%            30.2%         24.5%         27.0%         33.3%
Foreign:
  Government and official institutions                         3.4%             3.4%          0.1%          0.1%          0.2%
  Banks and other financial institutions                      20.1%            25.8%         36.5%         24.2%         32.3%
  Commercial and industrial                                   30.3%            34.4%         33.2%         33.6%         19.3%
  Acceptances discounted                                       5.3%             6.2%          5.7%         15.1%         14.9%
                                                            -------          -------       -------       -------        ------
    Total foreign                                             59.1%            69.8%         75.5%         73.0%         66.7%
Total                                                        100.0%           100.0%        100.0%        100.0%        100.0%
                                                            =======          =======       =======       =======        ======



TABLE NINETEEN. ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES ALLOCATED TO FOREIGN
                LOANS

(In thousands)


                                                             Year Ended December 31,
                                       -------------------------------------------------------------------
                                         1999          1998          1997          1996             1995
                                       --------       -------       -------       -------          -------
Balance, beginning of year             $ 11,379       $ 7,890       $ 3,481       $ 3,380          $ 2,062
Provision for credit losses              15,100         7,188         5,305           925            2,362
Net charge-offs                          (8,546)       (3,699)         (896)         (824)          (1,044)(1)
                                       --------       -------       -------       -------          -------
 Balance, end of period                $ 17,933       $11,379       $ 7,890       $ 3,481          $ 3,380
                                       ========       =======       =======       =======          =======




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

The following table sets forth information regarding the Company's nonperforming loans at the dates indicated. Total nonperforming loans to total loans increased when compared to historical levels as a result of additional loans entering the nonperforming category. Management monitors these loans very closely.

TABLE TWENTY.  NONPERFORMING LOANS
(In thousands)




                                                                                   At December 31,
                                                      ---------------------------------------------------------------------------
                                                        1999              1998           1997            1996             1995
                                                      --------          -------         -------         -------          -------
Domestic:
   Non accrual                                        $  6,995          $ 2,189         $ 3,100         $ 3,087          $ 1,345
   Past due over 90 days and accruing                       --               69              --              --              582
                                                      --------          -------         -------         -------          -------
     Total domestic nonperforming loans                  6,995            2,258           3,100           3,087            1,927

 Foreign:
   Non accrual                                           9,588            6,396           2,949           1,654            2,287
   Past due over 90 days and accruing                    1,992              404              --             112              301
                                                      --------          -------         -------         -------          -------
    Total foreign nonperforming loans                   11,580            6,800           2,949           1,766            2,588

Total nonperforming loans (1)                         $ 18,575          $ 9,058         $ 6,049         $ 4,853          $ 4,515
                                                      ========          =======         =======         =======          =======
Total nonperforming loans to total loans                  1.66%            0.77%           0.48%           0.91%            1.07%
Total nonperforming assets to total assets                1.08%            0.53%           0.64%           0.64%            0.73%



(1) During such periods the Company did not have any loans which were deemed to be "troubled debt restructurings" as defined in SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings.

At December 31, 1999 and December 31, 1998 the Company had no nonaccruing investment securities.

For the year ended December 31, 1999 the amount of interest income that was accrued on the loans in the previous table was approximately $155 thousand. For the year ended December 31, 1999 the amount of interest income that would have been accrued on the loans in the previous table in accordance with their contractual terms was approximately $1.6 million, of which $1.5 million represented interest income on foreign loans and $68 thousand on domestic loans.

Management does not believe that there is a material amount of loans not included in the foregoing table where known information about possible credit problems of the borrowers would cause management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in such loans becoming nonaccruing loans.

CAPITAL RESOURCES

Stockholders' equity at December 31, 1999 was $135.0 million compared to $123.5 million at December 31, 1998 after adjustments for fair value accounting. This increase was due primarily to $18.4 million of retained earnings. During 1997 the Company paid dividends on preferred stock of $319 thousand, which were within the amounts allowed by banking and holding company regulations.

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

The Company was required by the OCC to record, under protest, a transfer risk reserve of $32 million related to the Bank's exposure in Ecuador. This reserve was recorded for regulatory reporting purposes only and not for the Company's consolidated financial statements prepared in accordance with generally accepted accounting principles. The Company is appealing, within the OCC, this requirement. NOTE EIGHT of the consolidated financial statements reports Company and Bank capital ratios.

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

The Company's asset and liability management process is utilized to manage interest rate risk through the structuring of balance sheet and off-balance sheet portfolios. It is the strategy of the Company to maintain as neutral an interest rate risk position as possible. By utilizing this strategy the Company "locks in" a spread between interest-earning assets and interest-bearing liabilities. Given the matching strategy of the Company and the fact that it does not maintain significant medium and/or long-term exposure positions, the Company's interest rate risk will be measured and quantified through an interest rate sensitivity report. For any given period, the Company's pricing structure is matched when an equal amount of assets and liabilities reprice. An excess of assets or liabilities over these matched items results in a gap or mismatch. A positive gap denotes asset sensitivity and normally means that an increase in interest rates would have a positive effect on net interest income. On the other hand a negative gap denotes liability sensitivity and normally means that a decline in interest rates would have a positive effect in net interest income. However, because different types of assets and liabilities with similar maturities may reprice at different rates or may otherwise react differently to changes in overall market rates or conditions, changes in prevailing interest rates may not necessarily have such effects on net interest income.

TABLE SIXTEEN provides the Company's Interest Rate Sensitivity Reports as of December 31, 1999. This table shows that interest-bearing liabilities maturing or repricing within one year exceeded interest-earning assets by $153.4 million. The Company monitors that the assets and liabilities are closely matched to minimize interest rate risk. On December 31, 1999 the interest rate risk position of the Company was not significant since the impact of a 100 basis point rise or fall of interest rates over the next 12 months is estimated at 2 percent of net income.

Substantially all of the Company's assets and liabilities are denominated in dollars, therefore the Company has no material foreign exchange risk. In addition, the Company has no trading account securities; therefore it is not exposed to market risk resulting from trading activities.

NOTE THIRTEEN of the consolidated financial statements reports fair value of financial instruments. As reported in this note, the carrying values approximate their fair values which generally minimizes the exposure to market risk resulting from interest rate fluctuations. This minimal risk is the result of the short-term nature of the Company's interest-earning assets and the matching maturity level of the interest-bearing liabilities.

On a daily basis the Bank's Chief Financial Officer and the Bank's Treasurer are responsible for measuring and managing market risk.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Reference is made to information under the captions "Information as to Directors and Executive Officers" and "Meetings of the Board of Directors and Committees" in the Registrant's definitive proxy statement relating to its 2000 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1999, all of which information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

         Reference is made to the information set forth in the Registrant's definitive proxy statement relating to its 2000 Annual Meeting of Stockholders under the caption "Executive Compensation" and continuing through the caption "Certain Transactions with Management" (excluding the information set forth under the caption "Compensation Committee Report") which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1999, which information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Reference is made to the information set forth under the caption "Ownership of Equity Securities" in the Registrant's definitive proxy statement relating to its 2000 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1999, which information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Reference is made to the information set forth under the caption "Certain Transactions with Management" in the Registrant's definitive proxy statement relating to its 2000 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1999, which information is incorporated herein by reference.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements. The following financial statements and financial statement schedules are contained herein or are incorporated herein by reference:


                                                                                               Page in
                                                                                             Form 10-K
Independent Auditors' Report                                                                     46

Consolidated Statements of Condition as of December 31, 1999
         and 1998.                                                                               47

Consolidated Statements of Income for the years ended
         December 31, 1999, 1998 and 1997                                                        48

Consolidated Statements of Comprehensive Income for the years
         ended December 31, 1999, 1998 and 1997                                                  49

Consolidated Statements of Changes in Stockholders' Equity for
         the years ended December 31, 1999, 1998 and 1997                                        50

Consolidated Statements of Cash Flows for the years ended
         December 31, 1999, 1998 and 1997                                                        51

Notes to Consolidated Financial Statements                                                       52



All Schedules are omitted because they are either not required or the information is otherwise included in the consolidated financial statements or notes thereto.


         2. Exhibits. The following exhibits are contained herein or are incorporated herein by reference:


                             DESCRIPTION OF EXHIBIT

3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, Registration No. 333-20435)

3.2      Amended and Restated Bylaws of the Company as amended March 21, 2000

4.1      Form of Common Stock certificate (incorporated by reference to Exhibit
         4.1 of the Company's Registration Statement on Form S-1, Registration No. 333-20435)

10.1 Company's 1993 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1, Registration No. 333-20435)

10.2     Company's 1998 Stock Option Plan.

10.3 Lease Agreement, dated December 20, 1997, by and between Hamilton Bank, N.A. and System Realty Twelve, Inc. regarding the Company's corporate headquarters (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1, Registration No. 333-20435)

10.4     Employment Agreement dated October 1, 1999 with Mr. Eduardo A.
         Masferrer

10.5     Employment Agreement dated October 1, 1999 with Mr. Juan Carlos Bernace

10.6     Employment Agreement dated October 1, 1999 with Ms. Maura Acosta

10.7     Employment Agreement dated October 1, 1999 with Mr. J. Reid Bingham

10.8     Employment Agreement dated March 13, 2000 with Mr. James J. Gartner

10.9     Employment Agreement dated October 1, 1999 with Mr. John M.R. Jacobs

10.10    Employment Agreement dated October 1, 1999 with Ms. Maria Justo

10.11    Employment Agreement dated October 1, 1999 with Ms. Alina Cannon

10.12    Employment Agreement dated October 1, 1999 with Mr. Adolfo D. Martinez

21.1     Subsidiaries of the Company

23.1     Consent of Deloitte & Touche LLP.

27.1     Financial Data Schedule (for SEC use only).


         (b) No reports on Form 8-K were filed during the fourth quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of April, 2000.

                                          HAMILTON BANCORP INC.


                                          /s/  Eduardo A. Masferrer
                                          ----------------------------
                                          Eduardo A. Masferrer, Chairman of the
                                          Board and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on April 13, 2000 on behalf of the Registrant and in the capacities indicated.


/s/  Eduardo A. Masferrer                            /s/  William Alexander
-------------------------                            ---------------------------
Eduardo A. Masferrer                                 William Alexander
Director                                             Director



/s/  Juan Carlos Bernace                             /s/  Ronald Frazier
-------------------------                            ---------------------------
Juan Carlos Bernace                                  Ronald Frazier
Director                                             Director



/s/  Thomas F. Gaffney                               /s/  Ronald A. Lacayo
-------------------------                            ---------------------------
Thomas F. Gaffney                                    Ronald A. Lacayo
Director                                             Director



/s/  George Lyall                                    /s/  Ben L. Moyer
-------------------------                            ---------------------------
George Lyall                                         Ben L. Moyer
Director                                             Director



/s/  John M. R. Jacobs
---------------------------
John M. R. Jacobs, Senior Vice President
Chief Financial  Officer and Treasurer

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Hamilton Bancorp Inc.:

We have audited the accompanying consolidated statements of condition of Hamilton Bancorp Inc. and its subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally acepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial condition of the Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Certified Public Accountants
Miami, Florida

March 24, 2000

HAMILTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION
DECEMBER 31, 1999 AND 1998
(Dollars in Thousands, Except Share Information)
------------------------------------------------------------------------------

                                                                                        1999            1998
                                                                                        ----            ----
ASSETS

CASH AND DEMAND DEPOSITS WITH OTHER BANKS                                         $    21,710    $    24,213
FEDERAL FUNDS SOLD                                                                     63,400         87,577
                                                                                  -----------    -----------
           Total cash and cash equivalents                                             85,110        111,790
INTEREST-EARNING DEPOSITS WITH OTHER BANKS                                            187,685        200,203
SECURITIES AVAILABLE FOR SALE (Amortized cost: $288,710
   in 1999 and $85,509 in 1998)                                                       274,277         84,725
SECURITIES HELD TO MATURITY                                                                           30,291
LOANS - NET                                                                         1,091,976      1,163,705
DUE FROM CUSTOMERS ON BANKERS ACCEPTANCES                                              27,767         75,567
DUE FROM CUSTOMERS ON DEFERRED PAYMENT LETTERS OF CREDIT                                5,835          6,468
PROPERTY AND EQUIPMENT - NET                                                            5,209          4,775
ACCRUED INTEREST RECEIVABLE                                                            19,111         19,201
GOODWILL - NET                                                                          1,658          1,833
OTHER ASSETS                                                                           22,672          9,005
                                                                                  -----------    -----------
TOTAL                                                                             $ 1,721,300    $ 1,707,563
                                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS                                                                          $ 1,535,606    $ 1,477,052
OTHER BORROWINGS                                                                                       6,116
TRUST PREFERRED SECURITIES                                                             12,650         11,000
BANKERS ACCEPTANCES OUTSTANDING                                                        27,767         75,567
DEFERRED PAYMENT LETTERS OF CREDIT OUTSTANDING                                          5,835          6,468
OTHER LIABILITIES                                                                       5,544          7,814
                                                                                  -----------    -----------
           Total liabilities                                                        1,587,402      1,584,017
                                                                                  -----------    -----------
COMMITMENTS AND CONTINGENCIES (Note 4, 12)

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 75,000,000 shares authorized, 10,081,147 shares issued and outstanding at December 31, 1999 and
   10,050,062 shares issued and outstanding at December 31, 1998                          101            100
  Capital surplus                                                                      60,708         60,117
  Retained earnings                                                                    82,175         63,815
  Accumulated other comprehensive loss                                                 (9,086)          (486)
                                                                                  -----------    -----------
           Total stockholders' equity                                                 133,898        123,546
                                                                                  -----------    -----------
TOTAL                                                                             $ 1,721,300    $ 1,707,563
                                                                                  ===========    ===========

See accompanying notes to consolidated financial statements.

HAMILTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Dollars in Thousands, Except Share Information)
------------------------------------------------------------------------------

                                                      1999            1998            1997
                                                      ----            ----            ----
INTEREST INCOME:
  Loans, including fees                          $    107,620   $    106,885    $     70,262
  Deposits with other banks                            15,940         10,989           8,909
  Investment securities                                 8,787          4,903           2,980
  Federal funds sold                                    1,647          1,484           1,008
                                                 ------------   ------------    ------------
           Total                                      133,994        124,261          83,159
                                                 ------------   ------------    ------------

INTEREST EXPENSE:
  Deposits                                             72,224         69,719          43,913
  Trust preferred securities                            1,232
  Federal funds purchased and other borrowings            181            561             284
                                                 ------------   ------------    ------------
           Total                                       73,637         70,280          44,197
                                                 ------------   ------------    ------------
NET INTEREST INCOME                                    60,357         53,981          38,962

PROVISION FOR CREDIT LOSSES                            20,300          9,621           6,980
                                                 ------------   ------------    ------------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                    40,057         44,360          31,982
                                                 ------------   ------------    ------------

NON-INTEREST INCOME:
  Trade finance fees and commissions                   12,035         13,101          12,768
  Syndication and structuring fees                      6,266          3,352           2,535
  Customer service fees                                 1,528          1,149             934
  Net gain (loss) on sale of assets                       562           (220)            108
  Other                                                   299            171              97
                                                 ------------   ------------    ------------
           Total                                       20,690         17,553          16,442

OPERATING EXPENSES:
  Employee compensation and benefits                   14,556         14,527          13,162
  Occupancy and equipment                               4,273          4,229           3,251
  Other                                                13,275          9,337           7,010
                                                 ------------   ------------    ------------
           Total                                       32,104         28,093          23,423
                                                 ------------   ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES               28,643         33,820          25,001

PROVISION FOR INCOME TAXES                             10,283         12,021           9,098
                                                 ------------   ------------    ------------
NET INCOME                                       $     18,360   $     21,799    $     15,903
                                                 ============   ============    ============

NET INCOME PER COMMON SHARE:
  Basic                                          $       1.82   $       2.18    $       1.81
                                                 ============   ============    ============
  Diluted                                        $       1.79   $       2.12    $       1.73
                                                 ============   ============    ============
AVERAGE SHARES OUTSTANDING:
  Basic                                            10,069,898      9,983,208       8,806,379
                                                 ============   ============    ============
  Diluted                                          10,275,223     10,304,180       9,173,680
                                                 ============   ============    ============


See accompanying notes to consolidated financial statements.

HAMILTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Dollars in Thousands)

------------------------------------------------------------------------------


                                                                        1999        1998         1997
                                                                        ----        ----         ----

NET INCOME                                                             $ 18,360    $ 21,799    $ 15,903

OTHER COMPREHENSIVE (LOSS) INCOME, Net of tax:
  Unrealized (depreciation) appreciation in securities available for
    sale during year                                                     (8,600)       (433)         18
  Less:  Reclassification adjustment for gains included
    in net income                                                                                   (69)
                                                                       --------    --------    --------
           Total                                                         (8,600)       (433)        (51)
                                                                       --------    --------    --------
COMPREHENSIVE INCOME                                                   $  9,760    $ 21,366    $ 15,852
                                                                       ========    ========    ========


See accompanying notes to consolidated financial statements.

HAMILTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(Dollars in Thousands, Except Share Information)

 ------------------------------------------------------------------------------





                                                       PREFERRED STOCK                 COMMON STOCK
                                                --------------------------        ---------------------       CAPITAL
                                                   SHARES        AMOUNT            SHARES       AMOUNT        SURPLUS
                                                   ------        ------            ------       ------        -------


BALANCE, DECEMBER 31, 1996                          101,207         1       $   5,205,030            52      $ 17,318
  Net change in unrealized loss on securities
   available for sale, net of taxes                     (51)      (51)

  Cash dividends on preferred stock,
     net of withholding taxes                                                                                    (319)

  Conversion of preferred stock into
    common stock with 6.5 to 1 split               (101,207)       (1)            466,160             5            (4)

 Conversion of Bank stock and warrants
    into common stock with 6.5 to 1 split                                       1,396,759            14           (14)

  Sale of 2,760,000 shares of common
    stock in public offering, net                                               2,760,000            27        38,966

  Net income
                                                -----------    -----------    -----------   -----------   -----------

BALANCE, DECEMBER 31, 1997                                                      9,827,949            98        56,266
  Issuance of 222,113 shares of common
    stock from exercise of options                                                222,113             2         2,048

  Reduction of tax liability due to
    deductibility of stock options exercised                                                                    1,803

  Net change in unrealized loss on securities available for sale, net of taxes

  Net Income
                                                -----------    -----------    -----------   -----------   -----------

BALANCE, DECEMBER 31, 1998                                                     10,050,062           100        60,117

  Issuance of 31,085 shares of common
    stock from exercise of options                                                 31,085             1           286

  Reduction of tax liability due to
    deductibility of stock options exercised                                                                      305

  Net change in unrealized loss on securities available for sale, net of taxes

  Net Income
                                                -----------    -----------    -----------   -----------   -----------

BALANCE, DECEMBER 31, 1999                                                    $10,081,147        $  101      $ 60,708
                                                                              ===========   ===========   ===========






                                                                ACCUMULATED
                                                                   OTHER            TOTAL
                                                  RETAINED     COMPREHENSIVE    STOCKHOLDERS'
                                                  EARNINGS          LOSS            EQUITY
                                                  --------          ----        --------------


BALANCE, DECEMBER 31, 1996                            26,432            (2)        43,800
  Net change in unrealized loss on securities
   available for sale, net of taxes                                    (51)           (51)

  Cash dividends on preferred stock,
     net of withholding taxes

  Conversion of preferred stock into
    common stock with 6.5 to 1 split                    (319)                        (319)

 Conversion of Bank stock and warrants
    into common stock with 6.5 to 1 split

  Sale of 2,760,000 shares of common
    stock in public offering, net                                                  38,993

  Net income                                          15,903                       15,903
                                                 -----------   -----------    -----------

BALANCE, DECEMBER 31, 1997                            42,016           (53)        98,327
  Issuance of 222,113 shares of common
    stock from exercise of options                                                  2,050

  Reduction of tax liability due to
    deductibility of stock options exercised                                        1,803

  Net change in unrealized loss on securities
    available for sale, net of taxes                                  (433)          (433)

  Net Income                                          21,799                       21,799
                                                 -----------   -----------    -----------

BALANCE, DECEMBER 31, 1998                            63,815          (486)       123,546

  Issuance of 31,085 shares of common
    stock from exercise of options                                                    287

  Reduction of tax liability due to
    deductibility of stock options exercised                                          305

  Net change in unrealized loss on securities
    available for sale, net of taxes                                (8,600)        (8,600)

  Net Income                                          18,360                       18,360
                                                 -----------   -----------    -----------

BALANCE, DECEMBER 31, 1999                       $    82,175   $    (9,086)   $   133,898
                                                 ===========   ===========    ===========

HAMILTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Dollars in Thousands)

-------------------------------------------------------------------------------

                                                                        1999         1998          1997
                                                                        ----         ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $  18,360    $  21,799    $  15,903
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                         1,283        1,173        1,024
      Provision for credit losses                                          20,300        9,621        6,980
      Deferred tax  benefit                                                (3,746)        (723)      (2,615)
      Write down on security available for sale                             4,106          587
      Net gain on sale of securities available for sale                      (108)
      Net loss (gain) on sale of loans and other real estate owned           (561)         220
      Proceeds from the sale of bankers acceptances and loan
       participations                                                      25,238      102,402       80,007
      Increase in accrued interest receivable and other assets             (4,767)      (7,963)      (5,248)
      (Decrease) increase in other liabilities                             (2,008)       4,554          107
                                                                        ---------    ---------    ---------
           Net cash provided by operating activities                       58,205      131,670       96,050
                                                                        ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in interest-earning deposits with other banks        12,518      (86,473)     (33,253)
  Purchase of securities available for sale                              (762,150)    (245,442)    (201,448)
  Purchase of securities held to maturity                                 (14,703)     (31,299)
  Proceeds from paydowns of securities held to maturity                     3,307          989
  Purchase of loan participations                                         (69,414)     (17,463)
  Proceeds from sales and maturities of securities available for sale     763,180      214,037      176,203
  Increase in loans - net                                                 (88,727)    (327,696)    (512,139)
  Purchases of property and equipment - net                                (1,495)        (936)      (2,166)
  Proceeds from sale of loans and other real estate owned                  18,224       21,798
                                                                        ---------    ---------    ---------
           Net cash used in investing activities                         (139,260)    (472,485)    (572,803)
                                                                        ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits - net                                               58,554      342,005      496,407
  Proceeds from trust preferred securities offering                         1,650       11,000
  (Repayment of) proceeds from other borrowing                             (6,116)       6,116
  Net proceeds from issuance of common stock                                  287        2,050       38,993
  Cash dividends on preferred stock                                                                    (319)
                                                                        ---------    ---------    ---------
           Net cash provided by financing activities                       54,375      361,171      535,081
                                                                        ---------    ---------    ---------
NET (DECEASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (26,680)      20,356       58,328

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            111,790       91,434       33,106
                                                                        ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $  85,110    $ 111,790    $  91,434
                                                                        =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the year                                         $  73,536    $  68,665    $  42,555
                                                                        =========    =========    =========
  Income taxes paid during the year                                     $  14,957    $  12,717    $   9,077
                                                                        =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  Other real estate owned acquired through foreclosure                                            $     165
                                                                                                  =========

HAMILTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Hamilton Bancorp Inc. (the "Company") is a holding company formed in 1988 primarily to acquire ownership in Hamilton Bank, N.A. (the "Bank"), a national Federal Reserve member bank which commenced operations in February 1983. As of December 31, 1999, the Company owned 99.78% of the outstanding common stock of the Bank. The Bank's business is focused primarily on foreign trade and providing innovative services for its financial correspondents and exporting/importing firms. The Bank offers these services through its main office and three branches in Miami, Florida, and a branch in Tampa, Winter Haven, Sarasota, West Palm Beach, Weston, Florida and San Juan, Puerto Rico.

      The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices within the banking industry. The following summarizes the more significant of these policies:

      BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of the Company, the Bank and Hamilton Capital Trust I (the "Trust", see Note 7). All significant intercompany amounts have been eliminated in consolidation.

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

      The Federal Reserve requires banks to maintain certain average reserve balances, in the form of vault cash or funds on deposit with the Federal Reserve, based upon the total of a bank's net transaction accounts. At December 31, 1999 and 1998, the Bank met its average reserve requirement.

      INVESTMENT SECURITIES - Investment securities are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Under SFAS No. 115, investment securities must be classified and accounted for under the following conditions:

         TRADING ACCOUNT SECURITIES - Trading account securities are held in anticipation of short-term sales or market movements. Trading account securities are stated at fair value. Gains or losses on the sale of trading account securities, as well as unrealized fair value adjustments, are included in operating income. At December 31, 1999 and 1998, the Company held no trading account securities.

         SECURITIES AVAILABLE FOR SALE - Securities to be held for unspecified periods of time including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, or other similar factors are classified as available for sale and are carried at fair value. Unrealized gains or losses are reported as a net amount in accumulated other comprehensive income (loss) within stockholders' equity until realized. Gains and losses are recognized using the specific identification method upon realization.

         SECURITIES HELD TO MATURITY - Securities that management has a positive intent and the ability to hold to maturity are carried at cost, adjusted for amortization of premiums and accretions of discounts over the life of the securities using a method which approximates the level-yield method.

         TRANSFERS - Transfers of securities between classifications are recorded at fair value. Unrealized gains (losses) on securities transferred into available for sale are recorded as accumulated other comprehensive income (loss) within stockholders' equity, while unrealized gains (losses) on securities transfers into trading are recognized in income immediately. Unrealized gains (losses) on securities transferred to held to maturity are continued to be maintained in accumulated other comprehensive income (loss) within stockholders' equity, however, such unrealized gains (losses) are amortized to income over the period until maturity as an adjustment of yield, using the effective yield method.

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

      FEDERAL FUNDS PURCHASED - Federal funds purchased generally mature within one to four days from the transaction date. At December 31, 1999 and 1998, there were no federal funds purchased outstanding.

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

      TRANSFERS OF FINANCIAL ASSETS - Transfers of loans and securities for which the Company has surrendered control over those assets are accounted for as sales to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. If a sale, the Company recognizes and initially measures assets controlled and liabilities incurred at fair value and gain or loss is recognized immediately into income. All financial asset transfers not meeting the sale criteria are required to be accounted for as secured borrowing with collateral (or other security interest) pledged. During 1999, 1998 and 1997, the Company recorded no gains or losses on transfers of loans and securities.

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

      NET INCOME PER COMMON SHARE - Basic earnings per share is computed based on the average number of common shares outstanding and diluted earnings per share is computed based on the average number of common and potential common shares (consisting of stock options, see Note 9) outstanding under the treasury stock method.

      STOCK SPLIT - On January 21, 1997, the Company's Board of Directors (the "Board") approved a 6.5 for 1 common stock split (see Note 9). Retroactive restatement has been made to all share amounts to reflect the stock split.

      STOCK-BASED COMPENSATION - SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages, but does not require, companies to record compensation cost for stock-based employee and non-employee members of the Board compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation to employees and non-employee members of the Board using the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Accordingly, compensation cost for stock options issued to employees and non-employee members of the Board are measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee or non-employee member of the Board must pay for the stock.

      RECLASSIFICATIONS - Certain amounts in the 1998 and 1997 financial statements have been reclassified for comparative purposes.

      NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-DEFERRAL OF THE EFFECTIVE DATE OF SFAS STATEMENT NO. 133, which changes the effective date of SFAS 133 for financial statements for fiscal years beginning after June 15, 2000. Management has not determined what effects, if any, the adoption of SFAS No. 133 will have on the Company's consolidated financial statements.

2.    INVESTMENT SECURITIES

      A comparison of the amortized cost and fair value of investment securities at December 31, 1999 and 1998 is as follows (dollars in thousands):



                                                                    1999
                                              ---------------------------------------------------
                                              AMORTIZED       GROSS    UNREALIZED        FAIR
                                                COST          GAINS       LOSSES         VALUE
                                              ----------      -----    -----------     ----------

AVAILABLE FOR SALE:
  Foreign debt securities                    $180,138      $  1,283      $ 10,311      $171,110
  U.S. Government and agency securities        54,698             5             5        54,698
  Mortgage backed securities                   28,370            --         1,792        26,578
  Perpetual subordinated euronotes             15,000            --         3,579        11,421
  Foreign bank stocks                           4,180            --            --         4,180
  Municipal bonds                               3,239            --            --         3,239
  Federal Reserve Bank stock                    1,985            --            --         1,985
  Other                                         1,100            28            62         1,066
                                             --------      --------      --------      --------
Total                                        $288,710      $  1,316      $ 15,749      $274,277
                                             ========      ========      ========      ========



                                                                    1998
                                              ---------------------------------------------------
                                              AMORTIZED       GROSS    UNREALIZED        FAIR
                                                COST          GAINS       LOSSES         VALUE
                                              ----------      -----    -----------     ----------

AVAILABLE FOR SALE:
  U.S. Government and agency securities      $ 46,835      $     11      $      2      $ 46,844
  Foreign debt securities                      20,284            15           383        19,916
  Perpetual subordinated euronotes             15,000            --            --        15,000
  Federal Reserve Bank stock                    1,262            --            --         1,262
  Foreign bank stocks                           1,028            --           276           752
  Other                                         1,100            28           177           951
                                             --------      --------      --------      --------
Total                                        $ 85,509      $     54      $    838      $ 84,725
                                             ========      ========      ========      ========

HELD TO MATURITY:
  Mortgage backed securities                 $ 17,242      $     30      $    203      $ 17,069
  Municipal bonds                               3,000            --            --         3,000
  Foreign government debt securities           10,049            --            --        10,049
                                             --------      --------      --------      --------
Total                                        $ 30,291      $     30      $    203      $ 30,118
                                             ========      ========      ========      ========


         There were no sales of securities available for sale during the years ended December 31, 1999 and 1998. During the year ended December 31, 1997, gross realized gains on the sale of securities available for sale were approximately $109,000 and gross realized loss were approximately $1,000.

      Investment securities with an amortized cost and fair value of approximately $79,896,000 and $78,207,000, respectively, at December 31, 1999, were pledged as collateral for public deposits.

      The following table shows the amortized cost and the fair value by maturity distribution of the securities portfolio at December 31, 1999:



                                          AVAILABLE FOR SALE
                                        ---------------------
                                        AMORTIZED        FAIR
                                           COST          VALUE
                                        ---------        ------
Within one year                         $144,571      $140,057
One to five years                         25,952        24,726
Five to ten years                         57,063        55,029
Over ten years                            38,859        35,813
                                      ----------    ----------
Total                                    266,445       255,625

Federal Reseve Bank stock                  1,985         1,985
Foreign bank stocks                        4,180         4,180
Perpetual subordinated euronotes          15,000        11,421
Other                                      1,100         1,066
                                      ----------    ----------

Total securities                       $ 288,710     $ 274,277
                                      ==========    ==========


3.       LOANS

      Loans consist of the following at December 31, 1999 and 1998 (dollars in thousands):

                                                    1999         1998
                                                    ----         ----

      Commercial (primarily trade related):
        Domestic                                $  394,625   $  289,032
        Foreign                                    600,924      750,469
      Acceptances discounted - trade related:
        Domestic                                    59,040       56,706
        Foreign                                     59,256       72,597
      Residential mortgages                          2,140       10,494
      Installment                                      216          232
                                                ----------   ----------
      Total                                      1,116,201    1,179,530
      Less:
        Unearned income:
          Acceptances discounted                     2,669        2,814
          Other                                        145          217
          Allowance for credit losses               21,411       12,794
                                                ----------   ----------
      Loans - net                               $1,091,976   $1,163,705
                                                ==========   ==========

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

      As of December 31, 1998, the Company had approximately $136 million in bearer debt securities which were classified as loans and were accounted for as held to maturity securities under SFAS No. 115. During 1999, all held to maturity securities were transferred to and are being accounted for as available for sale securities under SFAS No. 115.

      A summary of the activity in the allowance for credit losses for the years ended December 31, 1999, 1998 and 1997 is as follows (dollars in thousands):

                                              1999         1998        1997
                                              ----         ----        ----

      Balance at the beginning of year      $ 12,794    $ 10,317    $  5,725
      Provision charged to operations         20,300       9,621       6,980
      Loan charge-offs, net of recoveries    (11,683)     (7,144)     (2,388)
                                            --------    --------    --------
      Balance at the end of year            $ 21,411    $ 12,794    $ 10,317
                                            ========    ========    ========



      At December 31, 1999 and 1998, the recorded investment in impaired loans was approximately $16,583,000 and $8,586,000, respectively. These impaired loans required an allowance for credit losses of approximately $6,173,000 and $2,786,000, respectively. The average recorded investment in impaired loans during the years ended December 31, 1999 and 1998 was approximately $17,884,000 and $8,562,000, respectively. For the years ended December 31, 1999, 1998 and 1997 the Bank recognized interest income on these impaired loans prior to their classification as impaired of approximately $155,000, $412,000 and $65,000, respectively.

4.    PROPERTY AND EQUIPMENT

      The following is a summary of property and equipment at December 31, 1999 and 1998 (dollars in thousands):

                                                         1999      1998
                                                         ----      ----

      Land                                             $   811   $   811
      Building and improvements                          1,559     1,530
      Leasehold improvements                             2,260     2,553
      Furniture and equipment                            6,965     5,691
      Automobiles                                           80        80
                                                       -------   -------
      Total                                             11,675    10,665
      Less accumulated depreciation and amortization     6,466     5,890
                                                       -------   -------
      Property and equipment - net                     $ 5,209   $ 4,775
                                                       =======   =======

      Depreciation and amortization expense related to property and equipment for the years ended December 31, 1999, 1998 and 1997 was approximately $1,060,000, $944,000, and $841,000, respectively.

      The Bank owns the land and the building for one of its Miami branches, the Winter Haven and Sarasota branches and leases its main facilities, six branches and certain equipment under noncancelable agreements (accounted for as operating leases). The leases have renewal periods of five to ten years, available to the Bank under the same terms and conditions as the initial leases and one subject to annual rent adjustments based upon the Consumer Price Index.

      The approximate future minimum payments, by year and in the aggregate, on these leases at December 31, 1999 are as follows (dollars in thousands):

  YEAR ENDING
   DECEMBER 31,                                                       AMOUNT
   ------------                                                       ------
      2000                                                            $2,345
      2001                                                             2,174
      2002                                                             1,860
      2003                                                             1,776
      2004                                                             1,761
      Thereafter                                                       3,654
                                                                       -----
      Total minimum lease payments                                  $ 13,570
                                                                    ========

      Rent expense was approximately $1,802,000, $1,726,000, and $1,381,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

5.    DEPOSITS

      Deposits consist of the following at December 31, 1999 and 1998 (dollars in thousands):

                                                            1999        1998
                                                            ----        ----
      Noninterest-bearing                               $   77,390   $   76,895
                                                        ----------   ----------
      Interest-bearing:
        NOW, money market and savings                      142,790       90,477
        Time, under $100,000                               816,845      672,736
        Time, $100,000 and over                            409,425      530,373
        International Banking Facility (IBF) deposits       89,156      106,571
                                                        ----------   ----------
      Total interest-bearing                             1,458,216    1,400,157
                                                        ----------   ----------
      Total                                             $1,535,606   $1,477,052
                                                        ==========   ==========

      Time deposits in amounts of $100,000 and over at December 31, 1999 mature as follows (dollars in thousands):

                                       AMOUNT
                                       ------

      Three months or less            $ 87,410
      Three months to twelve months    246,582
      One year to five years            75,433
                                      --------
      Total                           $409,425
                                      ========

6.    INCOME TAXES

      The components of the provision for income taxes are as follows for the years ended December 31, 1999, 1998 and 1997 (dollars in thousands):



                                                     1999        1998        1997
                                                     ----        ----        ----
      Current income taxes:
        Federal                                    $ 12,844    $ 11,503    $ 10,352
        State                                           395         149         481
        Foreign                                         790       1,092         880
                                                   --------    --------    --------
              Total current provision                14,029      12,744      11,713
                                                   --------    --------    --------
      Deferred income taxes:
        Federal                                      (3,539)       (683)     (2,515)
        State                                          (207)        (40)       (100)
                                                   --------    --------    --------
              Total deferred (benefit) provision     (3,746)       (723)     (2,615)
                                                   --------    --------    --------
      Provision for income taxes                   $ 10,283    $ 12,021    $  9,098
                                                   ========    ========    ========



      The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to pretax income for the following reasons:

                                                               1999     1998      1997
                                                               ----     ----      ----
      Federal statutory rate                                  35.0 %   35.0 %     35.0 %
      Increase in taxes:
        State income tax, net of federal income tax benefit      0.4      0.1      1.0
        Other, net                                               0.5      0.4      0.4
                                                              ------   ------     ----
      Effective income tax rate                               35.9 %   35.5 %     36.4 %
                                                              ======   ======     ====


      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1999 and 1998 are as follows (dollars in thousands):


                                                            1999     1998
                                                            ----     ----
      Deferred tax assets:
        Difference between book and tax basis
          of allowance for credit losses                    $7,628   $4,734
        Difference between book and tax basis of property      193       63
        Non-accrual interest                                   492
                                                           -------   ------
                 Total deferred tax assets                   8,313    4,797
                                                           -------   ------
      Deferred tax liabilities-other                                    230

      Net deferred tax asset                                 8,313    4,567

      Available for sale securities                          5,347      298
                                                           -------   ------
                                                           $13,660   $4,865
                                                           =======   ======

      Recognition of deferred tax assets is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences and tax credits will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur. No valuation allowances have been recorded at December 31, 1999 and 1998, respectively.

7.    TRUST PREFERRED SECURITIES

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

8.    STOCKHOLDERS' EQUITY

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

      The components of regulatory capital used to calculate capital ratios are detailed in the table below:

                                                                             At December 31,
                                                                            ------------------
                                                                            1999          1998
                                                                            ----          ----
      Stockholders' equity per generally accepted accounting principles   $ 133,898    $ 123,546

      Trust preferred securities                                             12,650       11,000
      Less intangible assets                                                 (1,658)      (1,429)
      Other accumulated comprehensive loss                                    9,086          486

      Less: mandated regulatory adjustments (net of applicable
           income taxes)                                                    (24,875)
                                                                          ---------    ---------
      Tier 1 Capital                                                        129,101      133,603

      Allowance for credit losses                                            14,933       12,794
                                                                          ---------    ---------
      Total Capital                                                       $ 144,034    $ 146,397
                                                                          =========    =========



      As part of its examination process, the Office of the Comptroller of the Currency ("OCC") has directed the Bank, among other things, to take $32 million in transfer risk reserves related to the Bank's exposure in Ecuador and "mark to market" certain assets based upon the OCC's interpretation of regulatory accounting rules. While the Bank has taken the actions directed by the OCC for regulatory reporting purposes only, it disagrees with the OCC's interpretations of the regulatory accounting rules and is appealing such directions within the OCC. In this connection, the OCC has initiated formal administrative action under Section 8 of the Federal Deposit Insurance Act which the Bank has not agreed to and which the Bank is appealing and disputing in appropriate administrative actions within the OCC. As a result of these proceedings and directions, however, the Bank may not accept new, or renew, "brokered deposits" without the prior approval of the Federal Deposit Insurance Corporation or appoint new directors or senior officers without the prior approval of the OCC. The Bank does not anticipate that either of such restrictions will have any material adverse effect on its business or operations. The Company is satisfied that the reserves it recorded in the third quarter of 1999 relating to its Ecuador and other Latin American exposures are adequate and in accordance with generally accepted accounting principles.

      The Company is subject to risk-based capital and leverage guidelines issued by the Board of Governors of the Federal Reserve System and the Bank is subject to similar guidelines issued by the OCC. These guidelines are used to evaluate capital adequacy and include the required minimums shown in the following table.

      To be "well capitalized" under federal bank regulatory agency definitions, a depository institution must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a directive, order or written agreement to meet and maintain specific capital levels. The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards. As of December 31, 1999 and 1998, the Bank's capital ratios exceeded the ratios set by the regulatory agencies for "well capitalized" depository institutions.

      The Company's consolidated and the Bank's actual capital amounts and ratios are also presented in the table (dollars in thousands).


                                                                                                           TO BE WELL
                                                                              REQUIRED                 CAPITALIZED UNDER
                                                                             FOR CAPITAL               PROMPT CORRECTIVE
                                                   ACTUAL                 ADEQUACY PURPOSES            ACTION PROVISIONS
                                         -------------------------   -------------------------     --------------------------
                                             Amount        Ratio         Amount       Ratio           Amount        Ratio
                                         ------------   ----------   ------------   ----------     ------------   -----------
AS OF DECEMBER 31, 1999:
COMPANY
Total Capital (to Risk Weighted Assets)     $ 144,034        12.5%        $92,436         8.0 %
                                           ==========       =====        ========        =====
Tier I Capital (to Risk Weighted Assets)    $ 129,101        11.2%        $46,218         4.0 %
                                           ==========       =====        ========        =====
Tier I Capital (to Average Assets)          $ 129,101         7.5%        $51,659         3.0 %
                                           ==========        ====        ========        =====

BANK
Total Capital (to Risk Weighted Assets)     $ 136,501       11.4 %        $92,511         8.0 %       $ 119,389         10.0 %
                                           ==========      ======        ========        =====       ==========        ======
Tier I Capital (to Risk Weighted Assets)    $ 121,497       10.2 %        $47,755         4.0 %        $ 71,633          6.0 %
                                           ==========      ======        ========        =====        =========         =====
Tier I Capital (to Average Assets)          $ 121,497        7.1 %        $68,503         4.0 %        $ 85,629          5.0 %
                                           ==========       =====        ========        =====        =========         =====

AS OF DECEMBER 31, 1998:
COMPANY
Total Capital (to Risk Weighted Assets)     $ 146,397        13.2%           8.0 %        8.0 %
                                           ==========       =====           =====        =====
Tier I Capital (to Risk Weighted Assets)    $ 133,603        12.0%           4.0 %        4.0 %
                                           ==========       =====           =====        =====
Tier I Capital (to Average Assets)          $ 133,603         8.0%           3.0 %        3.0 %
                                           ==========        ====           =====        =====

BANK
Total Capital (to Risk Weighted Assets)     $ 134,680       12.2 %           8.0 %        8.0 %       $ 110,768         10.0 %
                                           ==========      ======           =====        =====       ==========        ======
Tier I Capital (to Risk Weighted Assets)    $ 121,886       11.0 %           4.0 %        4.0 %       $  66,461          6.0 %
                                           ==========      ======           =====        =====       ==========        ======
Tier I Capital (to Average Assets)          $ 121,886        7.3 %           4.0 %        4.0 %        $ 83,086          5.0 %
                                           ==========      ======           =====        =====       ==========        ======


      The Bank is currently disputing certain additional adjustments mandated by the OCC for regulatory reporting purposes. If the Bank were to record these adjustments the capital ratios for the Company and the Bank as of December 31, 1999 would be as follows:

                                                       COMPANY     BANK
                                                       -------     ----

          Total Capital (to Risk Weighted Assets)       11.5%      10.9%
          Tier I Capital (to Risk Weighted Assets)      10.2%       9.6%
          Tier I Capital (to Average Assets)             6.9%       6.5%





      The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 1999, approximately $48,479,000 of retained earnings were available for dividend declaration without prior regulatory approval. During 1999 and 1998, approximately $4,614,000 and $2,252,000 of dividends were paid by the Bank to the Company, respectively, which are within the amounts allowed by regulations.

      The Company has placed more emphasis on financing imports of goods into the United States and thereby increased the relative size of its assets employed in the domestic market as compared to its exposure in the Region (as defined in Note 14). The Company will also focus on the Hispanic business community in light of bank consolidations in recent months which has resulted in the absorption of several Hispanic banks in the South Florida area. In addition, prudent risk management, in particular with regard to emerging market countries, calls for avoidance of high concentrations of risk in these countries in relation to a bank's capital. Currently, United States bank regulatory agencies consider that exposure in these markets should be limited to levels that would not impair the safety and soundness of a banking institution. As a consequence, the Company's exposure in the Region was significantly reduced at December 31, 1998 and was further reduced in 1999. The Company expects the 1999 levels will be maintained in 2000. While the Company is well capitalized for the purposes of the "prompt corrective action" provisions, to date it has not paid any dividends and does not anticipate doing so. Nevertheless, due to economic difficulties being experienced by various countries in the Region, the Federal Reserve has requested that the Company not pay any dividends or incur any debt (excluding "trust preferred securities") without the consent of the Federal Reserve.

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

9.    STOCK OPTION PLAN

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

      Option activity for the years ended December 31, 1999, 1998 and 1997 are presented below:


                                          NUMBER            OPTION           FAIR
                1999                     OF SHARES          PRICE            VALUE
----------------------------------------------------------------------------------------
Beginning balance                         711,219      $  9.23 -  29.125
Exercised                                 (31,085)                 9.23
Canceled                                  (31,113)       25.00 -  29.125
                                          -------      -----------------
Ending Balance                            649,021      $  9.23 - $29.125
                                          ======
Options which became exercisable
  during the year                        186,803

Options exercisable at December 31,      533,436

                                          NUMBER            OPTION           FAIR
                1998                     OF SHARES          PRICE            VALUE
----------------------------------------------------------------------------------------
Beginning balance                        776,875       $  9.23 -  29.125
Granted (1)                              173,388         25.00 -  25.47     $7.64 -7.50
Exercised                               (222,113)                  9.23
Canceled                                 (16,931)         9.23 -  29.125
                                        ---------      -----------------
Ending Balance                           711,219         $9.23 - $29.125
                                        =========
Options which became exercisable
  during the year                        649,500
Options exercisable at December 31,      427,387



                                          NUMBER            OPTION           FAIR
                1997                     OF SHARES          PRICE            VALUE
----------------------------------------------------------------------------------------
Beginning balance                        585,000           $      9.23
Granted (1)                              193,500                 29.125          $ 6.55
Canceled                                  (1,625)                 9.23
                                        ---------      -----------------
Ending Balance                           776,875        $9.23 - $29.125
                                        =========      =================

Options which became exercisable
  during the year                             --

Options exercisable at December 31,           --
----------------------------------------------------------------------------------------

(1) The grants vest twelve months after the grant as to 33.3% of the grant, 33.3% vesting eighteen months after grant and the remaining 33.4% vesting twenty-four months after grant or upon the death of the option holder if earlier.

     The following table summarizes information about all stock options outstanding at December 31, 1999:

                          OPTIONS OUTSTANDING
        ----------------------------------------------------------------
              OPTIONS                REMAINING
            OUTSTANDING           CONTRACTED LIFE       EXERCISE PRICE
        ----------------------------------------------------------------
               320,415                 6 years                  $ 9.230
               176,768                 8 years                 $ 29.125
               151,838                 9 years         $ 25.00 - $ 25.47

      The Company applies APB No. 25 and related interpretations in accounting for its stock options plan to employees and non-employee members of the Board as described in Note 1. Accordingly, no compensation expense has been recognized in the years ended December 31, 1999, 1998 and 1997, related to this plan.

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

                                                 YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                         1999              1998            1997
                                         ----              ----            ----

Net income:
  As reported                        $ 18,360         $ 21,799        $ 15,903
  Proforma                             17,301           21,185          15,762
Net income per common share:
  Basic:
    As reported                          1.82             2.18            1.81
    Proforma                             1.72             2.12            1.79
  Diluted:
    As reported                          1.79             2.12            1.73
    Proforma                             1.68             2.06            1.72

10.   401(K) PLAN

      The Company maintains a 401(k) plan, which was initiated in 1993, for its executive officers and other employees. Under the terms of the 401(k) plan, for each dollar contributed by an employee, the Company intends to contribute a discretionary amount on behalf of participants (the "Matching Contribution"). In addition, at the end of the plan year, the Company may make an additional contribution (the "Additional Contributions") on behalf of participants. Additional Contributions are allocated in the same proportion that the Matching Contribution made on the participant's behalf bears to the Matching Contribution made on behalf of all participants during the year. The amount that the Company contributes to the 401(k) plan has historically varied from year to year. During the years ended December 31, 1999, 1998 and 1997, the Company's matching and additional contributions amounted to approximately $82,000, $155,000 and $128,000 respectively.

11.   RELATED PARTY TRANSACTIONS

      Directors, officers and their related entities have borrower and depositor relationships with the Bank in the ordinary course of business. Loan balances to these individuals and their related entities approximated $544,000 and $324,000 at December 31, 1999 and 1998, respectively, and the balance of deposit accounts approximated $1,897,000 and $1,722,000 at December 31, 1999 and 1998, respectively. At December 31, 1999 there were no outstanding commercial and standby letters of credit transactions outstanding with these individuals. At December 31, 1998 there were approximately $100,000 of outstanding commercial and standby letters of credit transactions with these individuals and their related entities

12.   OFF-BALANCE SHEET RISK, COMMITMENTS AND CONTINGENCIES

      OFF-BALANCE SHEET RISK AND COMMITMENT. In the normal course of business, the Bank utilizes various financial instruments with off-balance sheet risk to meet the financing needs of its customers, including commitments to extend credit, commercial letters of credit, shipping guarantees, standby letters of credit and forward foreign exchange contracts. These financial instruments involve, to varying degrees, elements of credit risk. The credit risk associated with these financial instruments, as further discussed herein, is not recorded in the statement of condition. The contractual or notional amounts of such instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. The credit risks associated with financial instruments are generally managed in conjunction with the Bank's statements of condition activities and are subject to normal credit policies, financial controls, and risk limiting and monitoring procedures.

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

      A summary of the Bank's contractual or notional amounts for financial instruments with off-balance sheet risk as of December 31, 1999 and 1998 along with a further discussion of these instruments, is as follows (dollars in thousands):

                                                               CONTRACTUAL OR
                                                                NOTIONAL AMOUNT
                                                       --------------------------------
                                                            1999            1998
                                                       -------------    ---------------

  Commercial letters of credit                           $ 129,475         $ 116,078
  Standby letters of credit                                 21,340            12,566
  Shipping guarantees (indemnity letters)                      629                72
  Commitments to purchase foreign currency                   5,862             2,850
  Commitments to sell foreign currency                       5,879             4,303
  Commitments to extend credit                              64,220            47,636

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

      Standby letters of credit are commitments issued to guarantee the performance of a customer to a third party. The Bank issues standby letters of credit to ensure contract performance or assure payment by its customers. The guarantees extend for periods up to 12 months. The risk involved in issuing standby letters of credit is the same as the credit risk involved in extending loan facilities to customers and they are subject to the same credit approvals and monitoring procedures. The Bank holds certificates of deposit and guarantees from other banks as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for standby letters of credit commitments at December 31, 1999 varies from zero percent to 100 percent.

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

      LITIGATION. On January 31, 1998, Development Specialists, Inc., the Liquidating Trustee of the Model Imperial Liquidating Trust established under the Plan of Reorganization in the Model Imperial, Inc. Chapter 11 Bankruptcy proceeding, filed an action against the Bank in the United States Bankruptcy Court for the Southern District of Florida objecting to the Bank's proof of claim in the Chapter 11 proceeding and affirmatively seeking damages against the Bank in excess of $34 million for alleged involvement with former officers and directors of Model Imperial, Inc. in a scheme to defraud Model Imperial, Inc. and its bank lenders. The action is one of several similar actions filed by the Trustee against other defendants that were involved with Model Imperial seeking the same damages as in the action against the Bank. The Company believes the claims are without merit, and the Bank is vigorously defending the action. A trial on various bankruptcy preference issues was held in November 1999, and the parties are awaiting the judge's ruling.

      From time to time the Bank is engaged in additional litigation incidental to its operations.

      While any litigation contains an element of uncertainty, the Bank, after considering the advice of legal counsel, believes the outcome of all aforementioned litigation will not have a material adverse effect on the Bank's financial position, results of operations or liquidity.

13.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 1999 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein (dollars in thousands).

                                                         DECEMBER 31, 1999              DECEMBER 31, 1998
                                                     -------------------------------------------------------
                                                      CARRYING      FAIR                CARRYING      FAIR
                                                       AMOUNT       VALUE                AMOUNT       VALUE
                                                     ---------     -------             ----------   --------
Assets:
  Cash and cash equivalents                            $ 85,110      $ 85,110           $ 111,790     $ 111,790
  Interest-earning deposits
    with other banks                                    187,685       187,685             200,203       200,203
  Securities available for sale                         274,277       274,277              84,725        84,725
  Securities held to maturity                                                              30,291        30,118
  Loans, net                                          1,091,976     1,082,589           1,163,705     1,160,775

Liabilities:
  Demand deposits                                       220,180       220,180             167,372       167,372
  Time deposits                                       1,315,426     1,315,434           1,309,680     1,314,000
  Other borrowings                                                                          6,116         6,116
  Trust preferred securities                             12,650         9,962              11,000        11,000

Contingent assets and liabilities:
  Bankers acceptances                                    27,767           208              75,567           567
  Deferred payment letters of credit                      5,835            26               6,468            29


Off-balance sheet instruments unrealized gains (losses):
  Commitments to extend credit                                            124                                90
  Commercial letters of credit                                            323                               273
  Standby letters of credit                                               320                               188
  Indemnity letters of credit                                               2                                 1
  Commitments to purchase foreign currency                                 66                                (8)
  Commitments to sell foreign currency                                    238                                29


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

      OTHER BORROWINGS - The carrying amount of other borrowings is a reasonable estimate of fair value.

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

14.   FOREIGN ACTIVITIES

      The Company's foreign activities primarily consist of providing global trade finance, with particular emphasis on trade finance, with and between South America, Central America, the Caribbean (the "Region") and the United States or otherwise involving the Region. The Company considers assets and revenues as associated with foreign activities on the basis of the country of domicile of the customer. The nature of the Company's operations make it difficult to determine precisely foreign activities profitability since it involves the use of certain judgmental allocations. Rates used to determine charges or credits for funds used or generated by foreign activities are based on actual costs during the period for selected interest-bearing sources of funds. Other operating income and expenses are determined based upon internal allocations appropriate to the individual activities. A summary of the Company's domestic and foreign activities as of and for the years ended December 31, 1999, 1998 and 1997 is as follows (dollars in thousands):

                              INCOME BEFORE
                  OPERATING   PROVISION FOR    NET         TOTAL
                   INCOME     INCOME TAXES   INCOME       ASSETS
                  ---------   ------------  ---------   -----------

                                                              1999
      Domestic   $   27,739   $   12,789   $    9,855   $  653,206
      Foreign        53,308       15,854        8,505    1,070,184
                 ----------   ----------   ----------   ----------
      Total      $   81,047   $   28,643   $   18,360   $1,723,390
                 ==========   ==========   ==========   ==========

                                                              1998
      Domestic   $   16,708   $    8,789   $    6,897   $  610,834
      Foreign        54,826       25,031       14,902    1,096,729
                 ----------   ----------   ----------   ----------
      Total      $   71,534   $   33,820   $   21,799   $1,707,563
                 ==========   ==========   ==========   ==========

                                                              1997
      Domestic   $   12,635   $    5,548   $    3,529   $  426,130
      Foreign        42,769       19,453       12,374      916,004
                 ----------   ----------   ----------   ----------
      Total      $   55,404   $   25,001   $   15,903   $1,342,134
                 ==========   ==========   ==========   ==========

15.   PARENT COMPANY FINANCIAL INFORMATION

     Condensed financial information for Hamilton Bancorp Inc. (Parent Company only) is as follows (dollars in thousands):

STATEMENTS OF CONDITION

                                                       DECEMBER 31,
                                                  -------------------
                                                    1999        1998
                                                  --------   --------
      ASSETS
      Demand deposit with the Bank                $  5,536   $    190
      Securities available for sale                    888      9,763
      Goodwill, net                                    361        404
      Other assets                                   1,351        960
      Investment in subsidiaries                   100,153     93,543
      Investment in the Bank's preferred stock      38,650     30,050
                                                  --------   --------
      Total                                       $146,939   $134,910
                                                  ========   ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Subordinated debentures held by the Trust   $ 13,041   $ 11,340
      Other liabilities                                 --         24
      Stockholders' equity                         133,898    123,546
                                                  --------   --------
      Total                                       $146,939   $134,910
                                                  ========   ========

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                     ----------------------------------
                                                                                     1999             1998         1997
                                                                                     ----             ----         ----
        STATEMENTS OF INCOME
        Interest income                                                            $     313    $     530    $     339
         Dividends from Bank and other income                                           4,708        2,258        1,105
                                                                                    ---------    ---------    ---------
              Total income                                                              5,021        2,788        1,444
         Interest expense                                                               1,270           12
         Operating expenses                                                             1,290        1,539          294
                                                                                    ---------    ---------    ---------
              Total expenses                                                            2,560        1,551          294
                                                                                    ---------    ---------    ---------
         Income before equity in undistributed income of subs2,461y                     1,237        1,150
         Equity in undistributed income of subsidiaries                                15,229       20,391       14,787
                                                                                    ---------    ---------    ---------
         Income before income tax (benefit) provision                                  17,690       21,628       15,937
         Income tax (benefit) provision                                                  (670)        (171)          34
                                                                                    ---------    ---------    ---------
         Net income                                                                 $  18,360    $  21,799    $  15,903
                                                                                    =========    =========    =========




                                                                                         YEARS ENDED DECEMBER 31,
                                                                                     ----------------------------------
                                                                                     1999             1998         1997
                                                                                     ----             ----         ----
      STATEMENTS OF CASH FLOWS
      Cash flows from operating activities:
        Net income                                                                  $  18,360    $  21,799    $  15,903
        Adjustments to reconcile net income to
           net cash provided by operations:
             Equity in undistributed income of subsidiary                             (15,229)     (20,391)     (14,787)
             Write down on security available for sale                                    587
             Amortization of goodwill                                                      43           43           43
             Other                                                                       (517)       1,198         (269)
                                                                                    ---------    ---------    ---------
                 Net cash provided by operating activities                              2,657        3,236          890
                                                                                    ---------    ---------    ---------
      Cash flows from investing activities:
        Purchase of securities available for sale                                     (80,307)    (140,163)     (96,504)
        Proceeds from maturities of securities available for sale                      89,354      131,172       95,216
        Payment for investment in Bank's common stock                                       0            0      (20,237)
        Payment for investment in the Bank's preferred stock                           (8,600)     (15,300)     (10,000)
        Payment for investment in the Trust's common stock                                (51)        (340)
                                                                                    ---------    ---------    ---------
                 Net cash used in investing activities                                    396      (24,631)     (31,525)
                                                                                    ---------    ---------    ---------
      Cash flows from financing activities:
        Proceeds from issuance of common stock                                            592        2,050       38,994
        Proceeds from issuance of trust preferred securities                            1,701       11,340
        Cash dividends on preferred stock                                                   0            0         (319)
      Net cash provided by (used in) financing activities                               2,293       13,390       38,675
                                                                                    ---------    ---------    ---------
      Net (decrease) increase in cash                                                   5,346       (8,005)       8,040
      Cash at beginning of year                                                           190        8,195          155
                                                                                    ---------    ---------    ---------
      Cash at end of year                                                           $   5,536    $     190    $   8,195
                                                                                    =========    =========    =========