Form 10-K/A
period 1999-12-31
HAMILTON BANCORP INC
filed 2000-04-28
CIK 894172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

(Mark One)

|X| AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended    December 31, 1999
                          -----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ------------------------

                         Commission file number 0-20960
                                                --------

                              Hamilton Bancorp Inc.

-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                           Florida                                                                    65-0149935
--------------------------------------------------------------                          -----------------------------------
(State or Other Jurisdiction of Incorporation or Organization)                          (I.R.S. Employer Identification No.)

                   3750 N.W. 87th Avenue, Miami, Florida 33178
-------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


Registrant's telephone number, including area code   (305) 717 - 5500
                                                     ---------------------

Securities registered pursuant to Section 12(b) of the Act:

 TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
 -------------------            -----------------------------------------
       None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

                 9.75% Beneficial Unsecured Securities, Series A
    (Liquidation Amount $10 per Capital Security) of Hamilton Capital Trust I

-------------------------------------------------------------------------------
                                (Title of Class)

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

                            -------------------------



























                            [COVER PAGE 2 OF 2 PAGES]

Items 10, 11, 12 and 13 of Part III of the Registrant's Form 10-K for the year ended December 31, 1999 are hereby amended to read as follows:

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         INFORMATION AS TO DIRECTORS AND EXECUTIVE OFFICERS

         Listed below are the names of the eight directors of Hamilton Bancorp, together with their ages, their principal occupations during the past five years, any other directorships they hold with companies having securities registered under the Securities Exchange Act of 1934 and the years during which their current consecutive terms as directors of Hamilton Bancorp first commenced. Each director's current term of office is until the next Annual Meeting of Shareholders of Hamilton Bancorp, which is expected to be held in the Summer or early Fall of 2000, and until their respective successors are duly elected by shareholders and qualify. As of April 17, 2000, no director beneficially owned more than 5% of the outstanding shares of Common Stock except for Mr. Masferrer who reports beneficial ownership of 8.0% of the outstanding shares of Common Stock. Also listed below are the other Executive Officers of Hamilton Bancorp together with their ages, their principal occupations during the past five years and any other directorships they hold with companies having securities registered under the Securities Exchange Act of 1934.

DIRECTORS' NAME, AGE, PRINCIPAL OCCUPATION AND CERTAIN OTHER DIRECTORSHIPS

Eduardo A. Masferrer, age 51                               Director Since 1988
         MR. MASFERRER has served as Hamilton Bancorp's Chairman of the Board since 1988 and as its President and Chief Executive Officer since 1990. Mr. Masferrer has also served as a director of Hamilton Bank, N.A. since his election in 1988, as Chief Executive Officer of Hamilton Bank since 1990 and as President of Hamilton Bank from 1990 to 1997. Mr. Masferrer is the husband of Ms. Maura A. Acosta.

William Alexander, age 76                                  Director Since 1997
         MR. ALEXANDER has served as a director and Vice Chairman of Hamilton Bank since his election in 1988.

Juan Carlos Bernace, age 39                                Director Since 1999
         MR. BERNACE has served as an Executive Vice President of Hamilton Bancorp since 1997 and as President, Senior Lending Officer and a Director of Hamilton Bank since November 1997, as Executive Vice President of Hamilton Bank from 1996 to 1997 and as Senior Vice President-Manager of Corporate Trade Finance of Hamilton Bank from prior to 1995 to 1996.

 Ronald E. Frazier, age 57                                 Director Since 1999
         MR. FRAZIER has served as a director of Hamilton Bank since his election in 1982. Mr. Frazier is the founder and, since its establishment 1973, has served as the President of Ronald E. Frazier & Associates, P.A., a consulting firm specializing in architecture and urban design and planning.

Thomas F. Gaffney, age 67                                  Director Since 1997
         MR. GAFFNEY currently serves as a director of various non-United States corporations and investment funds.

Ronald A. Lacayo, age 44                                   Director Since 1999
         MR. LACAYO has served as a director of Hamilton Bank since his election in 1988. In 1999 Mr. Lacayo served as Chairman and Chief Executive Officer of Banco Nicaraguense de Industria y Comercio, S.A., a commercial bank in Nicaragua. Since 1996, Mr. Lacayo also has served as the President and Chief Executive Officer of Crugerwets Capital Partners, Ltd., a financial consulting firm in Miami, Florida, and from prior to 1995 as the Secretary of The Record Companies Group, an El Salvadorian manufacturer of automotive batteries. From prior to 1995 to 1997 Mr. Lacayo was the President and Chief Executive Officer of Raymel Corporation, a sportswear manufacturer in Miami, Florida.

George A. Lyall, age 76                                    Director Since 1999
         MR. LYALL has served as a director of Hamilton Bank since his election in 1988. Since 1991 Mr. Lyall has served as the Chairman of the Board of Miami Air International, a charter air carrier.

Benton L. Moyer, age 58                                    Director Since 1999
         MR. MOYER has served as a director of Hamilton Bank since his election in January 1999. From 1968 until his retirement in 1996, Mr. Moyer was employed by the Bank of Boston, principally as a General Manager, in Latin America, Australia, Taiwan and Boston. Since 1996 Mr. Moyer has served as a senior consultant for H. C. Wainwright, a financial consulting firm in Boston, Massachusetts. Since 1999 Mr. Moyer has also served as a director and Vice Chairman of Banco Bisa, a Bolivian bank.

OTHER EXECUTIVE OFFICERS' NAME, AGE, PRINCIPAL OCCUPATION AND CERTAIN OTHER DIRECTORSHIPS

Maura A. Acosta, age 50

         MS. ACOSTA has served as an Executive Vice President of Hamilton Bancorp since 1997, as a Director from 1997 to 1999 and as First Vice President from 1993 to 1997. Ms. Acosta has also served as an Executive Vice President of Hamilton Bank since 1994 and prior to 1994 as a Senior Vice President of Hamilton Bank. Ms. Acosta is the wife of Mr. Eduardo A. Masferrer.

J. Reid Bingham, age 54

         MR. BINGHAM has served as General Counsel and Secretary of Hamilton Bancorp and Hamilton Bank since 1996. From prior to1995 to 1996 Mr. Bingham was a partner in the law firm of Concepcion, Sexton, Bingham & Urdaneta. Mr. Bingham also serves as a director of Johnston Industries Inc., a publicly held company engaged in the manufacture of textile products.

Raul Camaliche, age 42

         MR. CAMALICHE has served as Senior Vice President and Chief Information Officer of Hamilton Bank since December 1998. From 1995 to 1998 Mr. Camaliche served as a Vice President- Group Systems Manager for the Latin American Region of Barclays Bank PLC, Miami

         Agency.

Alina Cannon, age 40

         MS. CANNON has served as Senior Vice President of Hamilton Bank since January 2000. Ms. Cannon was Vice President of Hamilton Bank from 1998 to 1999 and Second Vice President of Hamilton Bank from prior to 1995 to 1998.

Luis Entenberg, age 69

         MR. ENTENBERG has served as Senior Vice President-International Banking Services of Hamilton Bank since April 1999. From prior to 1995 to 1999 Mr. Entenberg served as a Vice President of CitiBank International, Miami, Florida.

James J. Gartner, age 58

         MR. GARTNER has served as Executive Vice President - Risk Management of Hamilton Bank since March 2000. From 1998 to 2000 Mr. Gartner was Executive Vice President and a Director of First National Bank of Nevada and First Bank Arizona, N.A., Scottsdale, Arizona. From 1996 to 1998 Mr. Gartner was Executive Vice President and Director of Bank of Arizona, Scottsdale, Arizona, and Executive Vice President of The Bank of New Mexico, Albuquerque, New Mexico. From prior to 1995 to 1996 Mr. Gartner was Executive Vice President and Chief Credit Officer of Fourth Financial Corp., Wichita, Kansas.

John M. R. Jacobs, age 50

         MR. JACOBS has served as Senior Vice President since 1998 and, in addition, as Chief Financial Officer since 1999. Mr. Jacobs also served as Senior Vice President - Commodities/Banking Relations of Hamilton Bank in 1998 and as Vice President - Commodities Group of Hamilton Bank from 1997 to 1998. From prior to 1995 to 1997 Mr. Jacobs was Chief Financial Officer of Amerop Sugar Corporation, a sugar trader.

Maria Justo, age 41

         MS. JUSTO has served as a Senior Vice President of Hamilton Bank since July 1999. From 1996 to 1999 Ms. Justo was President and Chief Executive Officer of Eagle National Bank, N.A., Miami, Florida. From prior to 1995 to 1996 Ms. Justo was Vice President and Team Leader for the Southern Cone of Barclays Bank PLC, Miami Agency.

Adolfo Martinez, age 49

         MR. MARTINEZ has served as a Senior Vice President - Correspondent Banking and Structuring and Syndications since 1998 and as Senior Vice President - Capital Markets of Hamilton Bank from prior to 1995 to 1998.

Hector F. Ramirez, age 49

         MR. RAMIREZ has served as a Senior Vice President - Structured Finance of Hamilton Bank since 1998 and as Vice President - Structured Finance Group of Hamilton Bank from 1996 to 1998. From prior to1995 to 1996 Mr. Ramirez was Regional Manager for GE Capital Corp.

John F. Stumpff, age 52

         MR. STUMPFF has served as Senior Vice President of Hamilton Bancorp since 1998. From prior to 1995 to 1998 Mr. Stumpff served as Senior Vice
         President-Administration of Hamilton Bank.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires Hamilton Bancorp's directors, executive officers and holders of more than 10% of Hamilton Bancorp's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Hamilton Bancorp. Based solely upon its review of
Section 16(a) reports furnished to Hamilton Bancorp and upon representations made to Hamilton Bancorp, Hamilton Bancorp believes that during 1999 its directors, executive officers and holders of more than 10% of its Common Stock complied with all Section 16(a) filing requirements, with the following exceptions: Mr. William Alexander filed a late Form 4 relating to his sale of 2,188 shares of Hamilton Bancorp Common Stock in November 1998 and Mr. Adolfo Martinez filed a late Form 4 relating to his sale of 16,250 shares of Hamilton Bancorp Common Stock in July 1998.

ITEM 11.          EXECUTIVE COMPENSATION.

         EXECUTIVE COMPENSATION.

         The following table sets forth the compensation paid by Hamilton Bancorp for services rendered during the fiscal year ended December 31, 1999 to the five most highly compensated executive officers (the "Named Officers") of Hamilton Bancorp and/or Hamilton Bank.

                           SUMMARY COMPENSATION TABLE

                                                                                                  LONG-TERM
                                                            ANNUAL COMPENSATION                  COMPENSATION
                                               --------------------------------------------         AWARDS
                                                                                                --------------
                                                                                                 SECURITIES
                                                                               OTHER ANNUAL       UNDERLYING          ALL OTHER
               NAME AND                         SALARY          BONUS          COMPENSATION         OPTIONS          COMPENSATION
          PRINCIPAL POSITION           YEAR       ($)            ($)                ($)               #                  ($)
-----------------------------          ----     ------          ------         ------------      -----------         ------------
Eduardo A. Masferrer...............    1999        853,534       662,000            --(1)              --(4)          2,500(2)
   Chairman of the Board,              1998        775,900     1,103,591            --(1)              -0-            4,621(2)
     President and Chief               1997        705,400       798,058         9,500(3)              -0-            4,400(2)
       Executive Officer

Juan Carlos Bernace..................  1999        220,000        70,000            --(1)              --(4)          2,500(2)
   Executive Vice President            1998        200,000       100,000            --(1)           35,576            4,648(2)
                                       1997        152,499        95,000            --(1)           48,396            4,400(2)

Maura A. Acosta....................... 1999        203,000        49,000            --(1)              --(4)          2,500(2)
   Executive Vice President            1998        195,000        70,000            --(1)           20,062            4,664(2)
                                       1997        191,800        60,000            --(1)           19,163            4,400(2)

John M. R. Jacobs..................... 1999        160,000        42,000            --(1)              --(4)          2,070(2)
   Senior Vice President               1998        140,000        80,000            --(1)           10,000            4,050(2)
                                       1997         93,205           -0-            --(1)            8,578                 -0-

J. Reid Bingham........................1999        170,000        24,500            --(1)              --(4)          2,431(2)
  General Counsel and                  1998        165,000        35,000            --(1)           10,000            4,855(2)
   Secretary                           1997        150,000        30,000            --(1)           12,253            1,688(2)

------------------------

(1) The aggregate amount of perquisites and other personal benefits provided to such Named Officer is less than 10% of the total annual salary and bonus of such officer.
(2) Represents matching and additional contributions made by Hamilton Bank under its 401(k) plan.
(3) Represents Hamilton Bank director fees paid to Mr. Masferrer during the first three months of 1997.
(4) Does not include the following options to purchase shares of Common Stock granted in January 2000 for performance in 1999:

                  Eduardo A. Masferrer      - 19,325
                  Juan Carlos Bernace       - 13,117
                  Maura A. Acosta           - 7,468
                  John M. R. Jacobs         - 4,415
                  J. Reid Bingham           - 4,690

CORPORATION BONUS POLICY

         Historically, the Company has distributed an aggregate percentage of up to 11% (approximately 5% in 1999) of the Company's pre-tax net income, after the deduction of loan loss provisions ("Available Pre-Tax Net Income"), to its executive officers and other employees as bonuses. Up to five percent (5%) of the

Available Pre-Tax Net Income has historically been distributed to Eduardo A. Masferrer, the Company's Chairman of the Board, President and Chief Executive Officer, although in 1998 and 1999 the amount was 3% and 2%, respectively. Up to 6% (3.2% in 1999) of the Available Pre-Tax Net Income has historically been distributed to other employees based upon and in accordance with the following criteria: (i) each employee whose job performance was satisfactory or better, as determined by an appropriate department head, has received a bonus equal to two weeks' salary, (ii) each employee whose quarterly job performance is significantly above average, as determined by an appropriate department head, has received an additional bonus equal to one week's salary for each quarter in which such a review is received and (iii) any remaining portion of the percentage is distributed to those employees who have made superior contributions to the Company during the year as determined by the Company's Personnel Management Committee. The Company may also make an additional contribution from the Available Pre-Tax Net Income to the 401(k) plan for its executive officers and other employees on behalf of all participants in the 401(k) plan at the end of the year. During the year ended December 31, 1999, $1,572,689 of Available Pre-Tax Net Income was distributed pursuant to the Company's bonus plan.

401 (k) PLAN

         The Company maintains a 401(k) plan for its executive officers and other employees. Under the terms of the 401(k) plan, for each dollar contributed by an employee, the Company intends to contribute a discretionary amount on behalf of the participant (the "Matching Contribution"). In addition, at the end of the plan year, the Company may make an additional contribution from the Available Pre-Tax Net Income bonus pool on behalf of all participants at the end of the year ("Additional Contribution"). The amount that the Company contributes to the 401(k) plan has historically varied from year to year. During the year ended December 31, 1999, the Company made a $0.25 Matching Contribution and no Additional Contribution on behalf of each participant in the aggregate amount of $80,204.

EMPLOYMENT AGREEMENTS

         Each of the Named Officers entered into employment agreements with the Company, each dated October 1, 1999. The agreements provide that the Named Officers' compensation will not be reduced below his/her 1999 salary as reflected in the Summary Compensation Table and are for a term of two to three years (5 years in the case of Mr. Masferrer). Each contract (other than Mr. Masferrer's) also provides for a performance bonus in the event of a change in control of the Company at a per share price exceeding $24 per share. The performance bonus will be equal to the Named Officer's compensation for the year preceding the change in control. Mr. Masferrer's contract provides for a payment to him if he is terminated as a result of the change in control equal to 2.99 times his average annualized compensation in the preceding 5 years. Each December 31 the term of each employment contract is extended for an additional year unless the company or the Named Officer affirmatively elects not to so extend the employment agreement. Mr. Masferrer's employment agreement also provides for a supplemental retirement benefit not less than $650,000 per year beginning at age 65 and paid annually for 15 years. Each agreement provides that if the employee leaves the Company such employee will not attempt to influence any customers of the Company, to curtail any business they may transact with the Company or attempt to influence any employee of the Company to terminate his/her employment with the Company. Mr. Masferrer's agreement also provides that through the second anniversary after the expiration of his agreement that he will not engage in business in competition with the Company.


DIRECTORS' COMPENSATION

         The Directors of Hamilton Bancorp, other than executive officers or directors of Hamilton Bank, receive a quarterly retainer of $4,000 and a fee of $1,000 for each meeting of the Board or committee attended in excess of regular quarterly meetings of the Board and one meeting of each committee per year. The Directors of Hamilton Bank, other than executive officers, receive from Hamilton Bank a monthly retainer of $6,000 ($6,900 effective May 1, 2000), a fee of $1,500 for each meeting attended of the Board of Directors of Hamilton Bank and a fee of $1,000 for each meeting attended of a Board committee of Hamilton Bank. Hamilton Bancorp also reimburses all directors of Hamilton Bancorp for all travel-related expenses incurred in connection with their activities as directors.

CORPORATION STOCK OPTION PLANS

         In December 1993, Hamilton Bancorp adopted the 1993 Stock Option Plan for Key Employees and Directors, pursuant to which 624,302 shares of Common Stock are currently reserved for issuance upon exercise of options. In June 1998, Hamilton Bancorp adopted the 1998 Executive Incentive Compensation Plan, pursuant to which 87,500 shares of Common Stock are currently reserved for issuance upon exercise of options. The 1993 Stock Option Plan and the 1998 Executive Incentive Compensation Plan (collectively, the "Stock Option Plans") are designed as a means to retain and motivate key employees and directors. Hamilton Bancorp's Compensation Committee, or in the absence thereof, the Board of Directors, administers and interprets the Stock Option Plans and is authorized to grant options thereunder to all eligible employees of the Company including executive officers and directors (whether or not they are employees) of Hamilton Bancorp or affiliated companies. Options granted under the Stock Option Plans are on such terms and at such prices as determined by the Compensation Committee, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the Common Stock on the date of grant. Each option is exercisable after the period or periods specified in the option agreement, but no option may be exercisable after the expiration of ten years from the date of grant. The 1993 Stock Option Plan will terminate on December 3, 2003 and the 1998 Stock Option Plan will terminate on June 15, 2008, unless either is sooner terminated by Hamilton Bancorp's Board of Directors. Incentive stock options granted to an individual who owns (or is deemed to own) at least 10% of the total combined voting power of all classes of stock of Hamilton Bancorp or its subsidiary must have an exercise price of at least 110% of the fair market value of the Common Stock on the date of grant, and a term of no more than five years. The Stock Option Plans also authorize Hamilton Bancorp to make or guarantee loans to optionees to enable them to exercise their options. Such loans must (i) provide for recourse to the optionee, (ii) bear interest at a rate not less than the prime rate of interest and (iii) be secured by the shares of Common Stock purchased. The Board of Directors has the authority to amend or terminate the Stock Option Plans, provided that no such amendment may impair the rights of the holder of any outstanding option without the written consent of such holder, and provided further that certain amendments of the Stock Option Plans are subject to stockholder approval.

         No options to purchase shares of Common Stock were granted under the Stock Option Plans to the Named Officers during the year ended December 31, 1999.

         Options to purchase shares of Common Stock were granted, however, under the Stock Option Plans to the Named Officers in January 2000 with respect to such Named Officers' performance during the year ended December 31, 1999. The following table sets forth certain information with respect to options to purchase shares of Common Stock granted under the Stock Option Plans in January 2000 with respect to the Named Officers' performance during the year ended December 31, 1999. The table also describes the hypothetical gains that would exist for the respective options granted based on assumed rates of annual compounded stock appreciation of 5% and 10% from the date of grant to the end of the option term. These hypothetical gains are based on assumed rates of appreciation and, therefore, the actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall stock market conditions and the Named Officer's continued employment with the Company. As a result, the amounts reflected in this table may not necessarily be achieved.

                          OPTION GRANTS IN JANUARY 2000

                                                                                                      POTENTIAL REALIZABLE
                                                                                                        VALUE AT ASSUMED
                                                                                                     ANNUAL RATES OF STOCK
                                                                                                       PRICE APPRECIATION
                                       INDIVIDUAL GRANTS                                                FOR OPTION TERM
                                       -----------------                                             -----------------------
                                NUMBER OF
                                SECURITIES         % OF TOTAL
                                UNDERLYING       OPTIONS GRANTED       EXERCISE
                                 OPTIONS         TO EMPLOYEES IN        PRICE       EXPIRATION
NAME                           GRANTED (#)        JANUARY 2000          ($/SH)         DATE               5%            10%
----                           -----------        ------------          ------         ----               --            ---
Eduardo A. Masferrer ...          19,325             19.97%             $17.75        1/3/10           $215,723       $546,684
Juan Carlos Bernace......         13,117             13.56%              17.75        1/3/10           $146,423       $371,066
Maura A. Acosta ...........        7,468              7.72%              17.75        1/3/10            $83,364       $211,262
J. Reid Bingham...........         4,692              4.85%              17.75        1/3/10            $52,376       $132,732
John M. R. Jacobs.........         4,415              4.56%              17.75        1/3/10            $49,284       $124,896


         The following table shows information concerning the exercise of stock options during fiscal year 1999 by each of the Named Officers and the fiscal year-end value of their unexercised options.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                                VALUE OF UNEXERCISED IN-
                                                                  NUMBER OF UNEXERCISED             THE-MONEY OPTIONS
                                                                  OPTIONS AT FY-END (#)             AT FY-END ($)(1)
                                   SHARES                         ---------------------             ----------------
                                  ACQUIRED        VALUE
                                     ON          REALIZED
        NAME                      EXERCISE         ($)          EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE
--------------------              --------      -----------     -------------------------      ---------------------------
Eduardo A. Masferrer....             -0-           -0-                 48,750 /-0-                    $395,850/-0-

Maura A. Acosta............          -0-           -0-               74,600 /13,375                   $395,850/-0-

Juan Carlos Bernace.......           -0-           -0-               109,005 /23,717                  $395,850/-0-

John M. R. Jacobs..........          -0-           -0-                11,911 /6,667                     $-0-/-0-

J. Reid Bingham.............         -0-           -0-                35,086 /6,667                   $158,340/-0-

------------------------

(1) Represents the difference between the closing price of Hamilton Bancorp's common stock on December 31, 1999 ($17.75) the exercise price of the options multiplied by the number of shares represented by such options.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         OWNERSHIP OF EQUITY SECURITIES

         The following table sets forth information concerning the beneficial ownership of the Common Stock of Hamilton Bancorp as of April 17, 2000 by (i) each director, (ii) each person known to Hamilton Bancorp to be the beneficial owner of more than 5% of its outstanding Common Stock, (iii) the Chief Executive Officer and the other executive officers listed in the summary compensation table and (iv) all directors and executive officers of Hamilton Bancorp as a group.

                                                 AMOUNT AND NATURE OF             PERCENTAGE OF OUTSTANDING
NAME OF BENEFICIAL OWNER                         BENEFICIAL OWNERSHIP                   SHARES OWNED
-------------------------                        --------------------                  -------------
Eduardo A. Masferrer.................                 810,539 (1)                           8.0%
Maura A. Acosta.........................               92,787 (2)                             *
William Alexander ....................                 21,686 (3)                             *
Juan Carlos Bernace...................                113,005 (4)                           1.1%
Ronald E. Frazier.......................               49,418 (5)                             *
Thomas F. Gaffney ....................                  2,667 (6)                             *
Ronald A. Lacayo.......................               113,352 (7)                           1.1%
George A. Lyall..........................              55,407 (8)                             *
Ben L. Moyer.............................               1,200 (9)                             *
John M. R. Jacobs ........................             12,911 (10)                            *
J. Reid Bingham.........................               42,586 (11)                            *
All Directors and executive officers
of Hamilton Bancorp as a group,
including those listed above
(19 persons)                                     1,333,942 (12)                           11.76%

------------------------
*    Less than 1%

(1) Includes (i) 17,687 shares of Common Stock held by Mr. Masferrer and his wife, Maura A. Acosta, as joint tenants with rights of survivorship and
     (ii) 48,750 shares of Common Stock issuable upon the exercise of options granted to Mr. Masferrer under the Stock Option Plans. Does not include 75,100 of the shares of Common Stock reported as beneficially owned by Maura A. Acosta or 19,325 of Common Stock issuable upon the exercise of options granted to Mr. Masferrer under the Stock Option Plans, which options are not currently exercisable.

(2) Includes (i) 17,687 shares of Common Stock held by Ms. Acosta and her husband, Eduardo A.

     Masferrer, as joint tenants with rights of survivorship and (ii) 74,600 shares of Common Stock issuable upon the exercise of options granted to Ms. Acosta under the Stock Option Plans. Does not include 792,852 of the shares of Common Stock reported as beneficially owned by Eduardo A. Masferrer or 20,843 shares of Common Stock issuable upon the exercise of options granted to Ms. Acosta under the Stock Option Plans, which options are not currently exercisable.

(3) Includes 19,082 shares of Common Stock issuable upon the exercise of options granted to Mr. Alexander under the Stock Option Plans. Does not include 4,333 shares of Common Stock issuable upon the exercise of options granted to Mr. Alexander under the Stock Option Plans, which options are not currently exercisable.

(4) Includes 109,005 shares of Common Stock issuable upon the exercise of options granted to Mr. Bernace under the Stock Option Plans. Does not include 36,834 shares of Common Stock issuable upon the exercise of options granted to Mr. Bernace under the Stock Option Plans, which options are not currently exercisable.

(5) Includes 49,417 shares of Common Stock issuable upon the exercise of options granted to Mr. Frazier under the Stock Option Plans. Does not include 4,333 shares of Common Stock issuable upon the exercise of options granted to Mr. Frazier under the Stock Option Plans, which options are not currently exercisable.

(6) Includes 1,667 shares of Common Stock issuable upon the exercise of options granted to Mr. Gaffney under the Stock Option Plans. Does not include 6,333 shares of Common Stock issuable upon the exercise of options granted to Mr. Gaffney under the Stock Option Plans, which options are not currently exercisable.

(7) Includes 26,417 shares of Common Stock issuable upon the exercise of options granted to Mr. Lacayo under the Stock Option Plans. Does not include 4,333 shares of Common Stock issuable upon the exercise of options granted to Mr. Lacayo under the Stock Option Plans, which options are not currently exercisable.

(8) Includes 49,417 shares of Common Stock issuable upon the exercise of options granted to Mr. Lyall under the Stock Option Plans. Does not include 4,333 shares of Common Stock issuable upon the exercise of options granted to Mr. Lyall under the Stock Option Plans, which options are not currently exercisable.

(9) Does not include 3,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Moyer under the Stock Option Plans, which options are not currently exercisable.

(10) Includes 11,911 shares of Common Stock issuable upon the exercise of options granted to Mr. Jacobs under the Stock Option Plans. Does not include 11,082 shares of Common Stock issuable upon the exercise of options granted to Mr. Jacobs under the Stock Option Plans, which options are not currently exercisable.

(11) Includes 35,086 shares of Common Stock issuable upon the exercise of options granted to Mr. Bingham under the Stock Option Plans. Does not include 11,357 shares of Common Stock issuable upon the exercise of options granted to Mr. Bingham under the Stock Option Plans, which options are not currently exercisable.

(12) Includes an aggregate of 461,124 shares of Common Stock issuable upon the exercise of options granted under the Stock Option Plans. Does not include an aggregate of 156,675 of Common Stock issuable upon the exercise of options granted under the Stock Option Plans, which options are not currently exercisable. See footnotes (1) - (11) above.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         CERTAIN TRANSACTIONS WITH MANAGEMENT

         From time to time, Hamilton Bank makes loans and extends credit to certain of Hamilton Bancorp's and/or Hamilton Bank's officers and directors and to certain companies affiliated with such persons. In the opinion of Hamilton Bancorp all of such loans and extensions of credit were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other third parties. At December 31, 1999, an aggregate of $544,000 of loans and extensions of credit were outstanding to executive officers and directors of Hamilton Bancorp and/or Hamilton Bank and to companies affiliated with such persons.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of April, 2000.

                                HAMILTON BANCORP INC.

                                /s/ Eduardo A. Masferrer
                                ----------------------------
                                Eduardo A. Masferrer,
                                Chairman of the Board and
                                Chief Executive Officer