Form 10-Q
period 2000-03-31
HAMILTON BANCORP INC
filed 2000-05-16
CIK 894172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________to_______________


                         Commission file number: 0-20960


                              HAMILTON BANCORP INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               FLORIDA                                      65-0149935
    ------------------------------                     -------------------
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

                                   ----------

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

                             Yes  [ ]  No [ ]

ITEM 1

                           PART I. FINANCIAL INFORMATION


                       HAMILTON BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CONDITION
                                   (In thousands)



                                                                                         March 31,        December 31,
                                                                                            2000              1999
                                                                                        -----------       -----------
                                                                                        (Unaudited)        (Audited)
                                     ASSETS

CASH AND DEMAND DEPOSITS WITH OTHER BANKS                                               $    35,529       $    21,710
FEDERAL FUNDS SOLD                                                                           94,697            63,400
                                                                                        -----------       -----------
      Total cash and cash equivalents                                                       130,226            85,110

INTEREST EARNING DEPOSITS WITH  OTHER BANKS                                                 151,398           187,685
SECURITIES AVAILABLE FOR SALE                                                               295,772           274,277
LOANS-NET                                                                                 1,096,514         1,091,976
DUE FROM CUSTOMERS ON BANKERS ACCEPTANCES                                                    35,569            27,767
DUE FROM CUSTOMERS ON DEFERRED PAYMENT LETTERS OF CREDIT                                      3,497             5,835
PROPERTY AND EQUIPMENT-NET                                                                    5,066             5,209
ACCRUED INTEREST RECEIVABLE                                                                  20,231            19,111
GOODWILL-NET                                                                                  1,614             1,658
OTHER ASSETS                                                                                 19,065            22,672
                                                                                        -----------       -----------
TOTAL                                                                                   $ 1,758,952       $ 1,721,300
                                                                                        ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                                                $ 1,550,951       $ 1,535,606
TRUST PREFERRED SECURITIES                                                                   12,650            12,650
BANKERS ACCEPTANCES OUTSTANDING                                                              35,569            27,767
DEFERRED PAYMENT LETTERS OF CREDIT OUTSTANDING                                                3,497             5,835
OTHER LIABILITIES                                                                            13,034             5,544
                                                                                        -----------       -----------
     Total liabilities                                                                    1,615,701         1,587,402
                                                                                        -----------       -----------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 75,000,000 shares authorized, 10,081,147 shares
       issued and outstanding at March 31, 2000 and December 31, 1999                           101               101
     Capital surplus                                                                         60,702            60,708
     Retained earnings                                                                       89,378            82,175
     Accumulated other comprehensive loss                                                    (6,930)           (9,086)
                                                                                        -----------       -----------
     Total stockholders' equity                                                             143,251           133,898
                                                                                        -----------       -----------
TOTAL                                                                                   $ 1,758,952       $ 1,721,300
                                                                                        ===========       ===========



See accompanying notes to consolidated financial statements.

               HAMILTON BANCORP INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
             (Dollars in thousands except per share data)



                                                      Three Months Ended March 31,
                                                    -------------------------------
                                                        2000               1999
                                                    ------------       ------------
                                                              (Unaudited)
INTEREST INCOME:
  Loans, including fees                             $     29,405       $     25,529
  Deposits with other banks                                3,841              3,241
  Investment securities                                    3,052              2,756
  Federal funds sold                                         703                466
                                                    ------------       ------------
     Total                                                37,001             31,992

INTEREST EXPENSE:
  Deposits                                                20,166             18,168
  Trust preferred securities                                 308                302
  Federal funds purchased and other borrowing                  1                105
                                                    ------------       ------------
     Total                                                20,475             18,575
                                                    ------------       ------------

NET INTEREST INCOME                                       16,526             13,417
PROVISION FOR CREDIT LOSSES                                  750                900
                                                    ------------       ------------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT
  LOSSES                                                  15,776             12,517
                                                    ------------       ------------
NON-INTEREST INCOME:
  Trade finance fees and commissions                       2,765              2,990
  Structuring and syndication fees                         1,488                577
  Customer service fees                                      400                415
  Gain (loss) on sale of assets                              (92)               188
  Other                                                      102                117
                                                    ------------       ------------
     Total                                                 4,663              4,287
                                                    ------------       ------------
OPERATING EXPENSES:
  Employee compensation and benefits                       3,284              3,344
  Occupancy and equipment                                  1,298                960
  Other                                                    4,431              2,864
                                                    ------------       ------------
     Total                                                 9,013              7,168
                                                    ------------       ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                  11,426              9,636
PROVISION FOR INCOME TAXES                                 4,223              3,567
                                                    ------------       ------------
NET INCOME                                          $      7,203       $      6,069
                                                    ============       ============
NET INCOME PER COMMON SHARE:
     BASIC                                          $       0.71       $       0.60
                                                    ============       ============
     DILUTED                                        $       0.70       $       0.59
                                                    ============       ============
AVERAGE SHARES OUTSTANDING:
     BASIC                                            10,081,147         10,056,111
                                                    ============       ============
     DILUTED                                          10,221,121         10,283,235
                                                    ============       ============



See accompanying notes to consolidated financial statements.

                   HAMILTON BANCORP INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (In thousands)




                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                     2000              1999
                                                                                  ----------       -----------
                                                                                         (Unaudited)
NET INCOME                                                                         $ 7,203           $ 6,069

OTHER COMPREHENSIVE INCOME, Net of tax:
   Net change in unrealized loss on securities available for sale during period      2,156               344
   Less: Reclassification adjustment for write off of a foreign bank stock                              (187)
                                                                                   -------           -------
                Total                                                                2,156               157
                                                                                   -------           -------
COMPREHENSIVE INCOME                                                               $ 9,359           $ 6,226
                                                                                   =======           =======



See accompanying notes to consolidated financial statements

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Dollars in thousands, except per share data)



                                                                                            Accumulated
                                                      Common Stock                             Other         Total
                                                  -------------------  Capital  Retained   Comprehensive  Stockholders'
                                                   Shares      Amount  Surplus  Earnings        Loss         Equity
                                                  ----------   ------  -------   -------   -------------  -------------
Balance, December 31, 1999 (audited)              10,081,147    $101   $60,708   $82,175      $(9,086)      $133,898

Adjustment of tax liabilities
due to stock options excersized                                             (6)                                   (6)

Net change in unrealized loss on
  securities available for sale, net of taxes                                                   2,156          2,156

Net income for the three months ended
  March 31, 2000                                                                   7,203                       7,203
                                                  ----------    ----   -------   -------      -------       --------
Balance as of March 31, 2000
  (Unaudited)                                     10,081,147    $101   $60,702   $89,378      $(6,930)      $143,251
                                                  ==========    ====   =======   =======      =======       ========


                 HAMILTON BANCORP INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in thousands)




                                                                                   For Three Months Ended March
                                                                                   ----------------------------
                                                                                      2000              1999
                                                                                   ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                     $   7,203       $   6,069
       Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                                    429             369
         Provision for credit losses                                                      750             900
         Deferred tax provision                                                           163              28
         Write off of available for sale security                                                         187
         Net loss gain (loss) on sale of assets                                            92            (188)
         Proceeds from the sale of bankers acceptances and loan participations            393           5,715
       Decrease (increase) in accrued interest receivable and other assets              4,044         (11,237)
       Increase in other liabilities                                                    7,483           2,638
                                                                                    ---------       ---------
         Net cash provided by operating activities                                     20,557           4,481
                                                                                    ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increases in interest-earning deposits with other banks                           36,286          83,756
     Purchase of securities available for sale                                       (105,105)       (293,385)
     Purchase of securities held to maturity                                                           (6,261)
     Proceeds from sales and maturities of securities available for sale               86,949         229,612
     Proceeds from paydowns of securities held to maturity                                              1,074
     Proceeds from sale of loans                                                                       11,148
     (Increase) decrease in loans-net                                                  (8,677)         40,063
     Purchases of property and equipment-net                                             (239)           (119)
                                                                                    ---------       ---------
         Net cash provided by investing activities                                      9,214          65,888
                                                                                    ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits                                                15,345         (91,337)
    Proceeds from trust preferred securities offering                                                   1,650
    Payment of other borrowing                                                                         (6,116)
    Net proceeds from exercise of common stock options                                                    205
                                                                                    ---------       ---------
    Net cash provided by (used in) financing activities                                15,345         (95,598)
                                                                                    ---------       ---------

NET INCRESE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    45,116         (25,229)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                   85,110         111,790
                                                                                    ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                      $ 130,226       $  86,561
                                                                                    =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the period                                                   $  10,686       $  18,821
                                                                                    =========       =========
  Income taxes paid during the period                                               $       9       $      45
                                                                                    =========       =========


See accompanying notes to consolidated financial statements.

                        HAMILTON BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

NOTE 1:  BASIS OF PRESENTATION

The consolidated statements of condition for Hamilton Bancorp Inc. and Subsidiary (the "Company") as of March 31, 2000 and December 31, 1999, the related consolidated statements of income, stockholders' equity and the cash flows for the three months ended March 31, 2000 and 1999 included in the Form 10-Q have been prepared by the Company in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited except for the consolidated statement of condition as of December 31, 1999.

The accounting policies followed for interim financial reporting are consistent with the accounting policies set forth in Note 1 to the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

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

NOTE 3: STOCK OPTIONS

On January 3, 2000, the Company granted 96,759 options at an exercise price of $17.75. These options vest in thirds twelve, eighteen and twenty-four months after the grant if the individual is then employed with the Company.

NOTE 4:  REGULATORY CAPITAL

The Company is subject to risk-based capital and leverage guidelines issued by the Board of Governors of the Federal Reserve System. These guidelines are used to evaluate capital adequacy and include required minimums. Following an examination conducted by the Federal Reserve examiners, the Company was directed by the Federal Reserve to file required reports following generally accepted accounting principles and not in accordance with the regulatory accounting interpretations of the Office of the Comptroller of the Currency ("OCC"). The Bank was directed by the OCC to record certain adjustments for regulatory reporting purposes discussed in the Capital Resources section. These adjustments amount to $35,338,000 and $42,651,000 for March 31, 2000 and December 31, 1999,
respectively. The notes to the financial statements of December 31, 1999 discussed additional adjustments as disputed items not recorded by the Bank. Subsequently and in the interest of regulatory compliance, these adjustments in the amount of $17,776,000 were recorded for regulatory reporting purposes and the corresponding reports were amended as mandated by the OCC. During the first quarter, these adjustments were reduced by the following events: (i) a reduction of the allocation transfer risk reserve of $3,172,000 and (ii) realized gains in the sales of assets previously written down of $4,141,000.

The capital ratios presented for the Company in the Capital Resources section are calculated using the following components of Tier I and Total Capital:



                                                                                              MARCH 31,           DECEMBER 31,
                                                                                                2000                  1999
                                                                                              ---------           ------------

Stockholders' equity per generally accepted accounting principles                            $ 143,251            $ 133,898

Trust preferred securities                                                                      12,650               12,650
Less intangible assets                                                                          (1,615)              (1,615)
Other accumulated comprehensive loss                                                             6,928                9,086
                                                                                              --------             --------

Tier I Capital                                                                                 161,214              153,976
Tier II Capital                                                                                 14,868               14,776
                                                                                              --------             --------
Total Capital                                                                                $ 176,082            $ 168,752
                                                                                              ========             ========

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Hamilton Bancorp Inc. ("Bancorp") is a bank holding company which conducts operations principally through its 99.8 percent subsidiary, Hamilton Bank, N.A. (the "Bank" and, collectively with Bancorp, the "Company"). The Bank is a national bank which specializes in financing trade flows between domestic and international companies on a global basis, with particular emphasis on trade with and between South America, Central America, the Caribbean (collectively, the "Region") and the United States. The Bank has a network of nine FDIC-insured branches with eight Florida locations in Miami, Sarasota, Tampa, West Palm Beach, Winter Haven and Weston, and a branch in San Juan, Puerto Rico.

FINANCIAL CONDITION - MARCH 31, 2000 VS. DECEMBER 31, 1999.

Total consolidated assets increased $37.7 million, or 2.2 percent, during the first three months of 2000, which included an increase of $21.0 million in interest earning assets and $16.6 million in non-interest earning assets. The increase in consolidated assets reflects increases of $45.1 million in cash and cash equivalents and an increase in securities available for sale of $21.5 million. During the quarter, the Company's asset composition reflected greater liquidity due largely to a decrease in interest earning deposits with other banks.

CASH, DEMAND DEPOSITS WITH OTHER BANKS AND FEDERAL FUNDS SOLD

Cash, demand deposits with other banks and federal funds sold are considered cash and cash equivalents. Balances of these items fluctuate daily depending on many factors which include or relate to the particular banks that are clearing funds, loan payoffs, deposit gathering and reserve requirements. Cash, demand deposits with other banks and federal funds sold were $130.2 million at March 31, 2000 compared to $85.1 million at December 31, 1999.

INTEREST-EARNING DEPOSITS WITH OTHER BANKS AND INVESTMENT SECURITIES

Interest-earning deposits with other banks decreased to $151.4 million at March 31, 2000 from $187.7 million at December 31, 1999. These deposits are placed with correspondent banks in the Region, generally on a short-term basis (less than 365 days), to increase yields and enhance relationships with the correspondent banks. The level of such deposits has diminished as the exposure in the Region has decreased during the three months ended March 31, 2000. The short-term nature of these deposits allows the Company the flexibility to later redeploy assets into a higher yielding domestic loan component.

Investment securities increased to $295.8 million at March 31, 2000 from $274.3 million at December 31, 1999. The increase has been primarily in U.S. government agency securities and to a lesser extent U.S. government mortgage backed securities classified as available for sale. The government agency securities are short term in nature and allow the Company the flexibility of liquidity and the ability to convert these assets into higher yielding loans as these become accessible. The mortgage backed securities diversify the Company's portfolio, are eligible collateral for securing public funds and qualify as a Community Reinvestment Act investment.

LOANS

The Company's gross loan portfolio increased slightly by $3.6 million, during the first three months of 2000 in relation to the year ended December 31, 1999. Commercial-foreign loans increased by $37.7 million or 11.1 percent and domestic acceptances discounted increased by $9.5 million or 16.2 percent. This was offset by decreases in loans to banks and other financial institutions - foreign of $19.3 million, loans to foreign government and official institutions of $12.8 and foreign acceptances discounted of $9.6 million. Details on the loans by type are shown in the table below. At March 31, 2000 approximately 41.4 percent of the Company's portfolio consisted of loans to domestic borrowers and 58.6 percent of the Company's portfolio consisted of loans to foreign borrowers. The Company's loan portfolio is relatively short-term, as approximately 76.7 and
81.6 percent of loans at March 31, 2000 were short-term loans with average maturities of less than 180 and less than 365 days, respectively. See "Interest Rate Sensitivity Report".

The following table sets forth the loans by type in the Company's loan portfolio at the dates indicated.

LOANS BY TYPE
(in thousands)


                                                March 31, 2000       December 31, 1999
                                                --------------       -----------------
Domestic:

Commercial (1)                                    $  392,884            $  394,841
Acceptances discounted                                68,587                59,040
Residential mortgages                                  2,113                 2,140
                                                  ----------            ----------

Subtotal Domestic                                    463,584               456,021
                                                  ----------            ----------

Foreign:

Banks and other financial institutions               204,845               224,155
Commercial and industrial (1)                        376,121               338,411
Acceptances discounted                                49,646                59,256
Government and official institutions                  25,569                38,358
                                                  ----------            ----------

Subtotal Foreign                                     656,181               660,180
                                                  ----------            ----------

Total Loans                                       $1,119,765            $1,116,201
                                                  ==========            ==========



(1) Includes pre-export financing, warehouse receipts and refinancing of letter of credits.

The following tables largely reflect both the Company's growth and diversification in financing trade flows between the United States and the Region in terms of loans by country and cross-border outstandings by country. The aggregate amount of the Company's crossborder outstandings by primary credit risk include cash and demand deposits with other banks, interest earning deposits with other banks, investment securities, due from customers on bankers acceptances, due from customers on deferred payment letters of credit and loans-net. Exposure levels in any given country at the end of each period may be impacted by the flow of trade between the United States (and to a large extent Florida) and the given countries, as well as the price of the underlying goods or commodities being financed.

At March 31, 2000 approximately 28.4 percent in principal amount of the Company's loans were outstanding to borrowers in four countries other than the United States: Panama (12.3 percent), Guatemala (6.2 percent), El Salvador (5.4 percent) and Jamaica (4.5 percent).

LOANS BY COUNTRY
(Dollars in thousands)


                                             March 31, 2000                              December 31, 1999
                                   ---------------------------------             --------------------------------
                                                          Percent of                                   Percent of
                                      Amount             Total Loans               Amount              Total Loans
                                   ----------            -----------             ----------            ----------
Country

United States                      $  463,584                  41.4%            $  456,021                  40.9%
Argentina                              24,053                   2.1%                35,494                   3.2%
Brazil                                 40,384                   3.6%                49,214                   4.4%
British West Indies (1)                    --                    --                 22,082                   2.0%
Colombia                               26,862                   2.4%                28,437                   2.5%
Dominican Republic                     35,855                   3.2%                41,604                   3.7%
Ecuador                                38,298                   3.4%                43,622                   3.9%
El Salvador                            60,180                   5.4%                45,847                   4.1%
Guatemala                              69,578                   6.2%                66,531                   6.0%
Honduras                               38,614                   3.4%                42,352                   3.8%
Jamaica                                50,546                   4.5%                28,628                   2.6%
Panama                                137,269                  12.3%               127,419                  11.4%
Peru                                   24,359                   2.2%                29,648                   2.7%
Venezuela                              17,330                   1.5%                17,842                   1.6%
Other (2)                              92,853                   8.3%                81,460                   7.3%
                                   ----------            ----------             ----------            ----------
Total                              $1,119,765                 100.0%            $1,116,201                 100.0%
                                   ==========            ==========             ==========            ==========




(1) These countries had loans in periods presented which did not exceed
    1 percent of total assets.
(2) Other consists of loans to borrowers in countries in which loans did not exceed 1 percent of total assets.

At March 31, 2000 approximately 29.0 percent in cross-border outstandings were outstanding to borrowers in five countries other than the United States: Brazil (9.3 percent), Panama (7.0 percent), Guatemala (4.4 percent), Argentina (4.2 percent), and Ecuador (4.1 percent).

TOTAL CROSS-BORDER OUTSTANDINGS BY COUNTRY
(Dollars in millions)


                                          March 31, 2000                             December 31, 1999
                                  ------------------------------             ------------------------------
                                                       % of Total                                 % of Total
                                   Amount                Assets                Amount               Assets
                                  ---------            ---------             ---------            ---------
Argentina                         $      73                  4.2%            $     113                  6.6%
Bahamas                                  21                  1.2%                   21                  1.2%
Bolivia                                  13                  0.7%                   18                  1.1%
Brazil                                  164                  9.3%                  173                 10.1%
BritishWest Indies (1)                   17                  1.0%                   --                   --
Colombia                                 47                  2.7%                   48                  2.8%
Costa Rica (1)                           13                  0.7%                   --                   --
Dominican Republic                       40                  2.3%                   55                  3.2%
Ecuador                                  72                  4.1%                   78                  4.6%
El Salvador                              52                  3.0%                   44                  2.6%
Guatemala                                77                  4.4%                   68                  4.0%
Honduras                                 42                  2.4%                   43                  2.5%
Jamaica                                  58                  3.3%                   35                  2.0%
Mexico                                   13                  0.7%                   20                  1.2%
Panama                                  124                  7.0%                  116                  6.8%
Peru                                     35                  2.0%                   42                  2.5%
Suriname                                 31                  1.8%                   32                  1.9%
United Kingdom                           15                  0.9%                   15                  0.9%
Venezuela                                17                  1.0%                   17                  1.0%
Other (2)                                40                  2.3%                   75                  4.4%
                                  ---------            ---------             ---------            ---------
Total                             $     964                 54.9%            $   1,013                 59.3%
                                  =========            =========             =========            =========







(1) These countries had outstandings in periods presented which did not exceed 1 percent of total assets.
(2) Other consists of cross-border outstandings to countries in which such cross-border outstandings did not exceed 0.75 percent of the Company's total assets at any of the dates shown.

CONTINGENCIES - COMMERCIAL LETTERS OF CREDIT
(in thousands)

The following table sets forth the total volume and average monthly volume of the Company's export and import letters of credit for each of the periods indicated. As shown by the table, the volume of commercial letters of credit increased by 35.6 percent to $143.6 million for the three months ended March 31, 2000 when compared to the same period in 1999. This increase is due to greater financing of domestic import activities, which increased by 49.2 percent, and to a lesser extent, the export financing, which increased by 17.4 percent.


                                           Three Months Ended March 31,
                                  --------------------------------------------------             Year Ended
                                           2000                        1999                  December 31, 1999
                                  ----------------------      ----------------------      ----------------------
                                                 Average                     Average                     Average
                                    Total        Monthly        Total        Monthly        Total        Monthly
                                   Volume        Volume        Volume        Volume        Volume        Volume
                                  --------      --------      --------      --------      --------      --------
Export Letters of Credit (1)      $ 53,187      $ 17,729      $ 45,313      $ 15,104      $227,904      $ 18,992
Import Letters of Credit (1)        90,473        30,158        60,654        20,218       296,943        24,745
                                  --------      --------      --------      --------      --------      --------
Total                             $143,660      $ 47,887      $105,967      $ 35,322      $524,847      $ 43,737
                                  ========      ========      ========      ========      ========      ========



(1) Represents certain contingent liabilities not reflected on the Company's balance sheet.

The following table sets forth the distribution of the Company's contingent liabilities by country of the applicant and issuing bank for import and export letters of credit, respectively. As shown by the table, contingent liabilities decreased by 3.7 percent from December 31, 1999 to March 31, 2000. Individual fluctuations reflect relative changes in the flow of trade or instruments used in financing such trade as well as the cyclical nature of certain trade activities.

CONTINGENT LIABILITIES (1)
(in thousands)


                           March 31, 2000     December 31, 1999
                           --------------     -----------------
Aruba (2)                     $     --            $  3,720
Costa Rica                       2,452               9,893
Dominican Republic               6,367               4,707
El Salvador (2)                     --               2,734
Guatemala                        6,301               9,475
Guyana                           2,890               4,165
Haiti                            2,021               5,705
Honduras                         3,720               4,174
Jamaica (2)                      9,383                  --
Panama                           8,904              14,242
Peru                             2,111               3,573
Suriname                         6,506               5,677
United States                   88,398              74,643
Venezuela                        1,622               2,593
Other (3)                        5,191               6,143
                              --------            --------
Total                         $145,866            $151,444
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

Determining the appropriate level of the allowance for credit losses requires management's judgment, including application of the factors described above to assumptions and estimates made in the context of changing political and economic conditions in many of the countries of the Region. Accordingly, there can be no assurance that the Company's current allowance for credit losses will prove to be adequate in light of future events and developments. At March 31, 2000 the allowance for credit losses was approximately $20.6 million.

The following table provides certain information with respect to the Company's allowance for credit losses, provision for credit losses, charge-off and recovery activity for the periods shown.

CREDIT LOSS EXPERIENCE
(in thousands)


                                                                     Three Months Ended            Year Ended
                                                                       March 31, 2000          December 31,1999
                                                                     ------------------        -----------------
Balance of allowance for credit losses at beginning of period            $    21,411              $    12,794
Charge-offs:
Domestic:
   Commercial                                                                    (36)                  (3,299)
   Acceptances                                                                                             --
   Installment                                                                                             (5)
                                                                         -----------              -----------
 Total Domestic                                                                  (36)                  (3,304)
                                                                         -----------              -----------
Foreign:
   Banks and other financial institutions                                       (200)                  (2,330)
   Commercial and industrial                                                  (1,394)                  (6,216)
                                                                         -----------              -----------
 Total Foreign                                                                (1,594)                  (8,546)
                                                                         -----------              -----------
Total charge-offs                                                             (1,630)                 (11,850)
                                                                         -----------              -----------
Recoveries:
Domestic:
   Commercial                                                                      3                        4
Foreign:
   Banks and other financial institutions                                         41                      163
                                                                         -----------              -----------
 Total recoveries                                                                 44                      167
                                                                         -----------              -----------
Net (charge-offs) recoveries                                                  (1,586)                 (11,683)
Provision for credit losses                                                      750                   20,300
                                                                         -----------              -----------
Balance at end of the period                                             $    20,575              $    21,411
                                                                         ===========              ===========
Average loans                                                            $ 1,242,750              $ 1,194,667
Total loans                                                              $ 1,119,765              $ 1,116,201
Net charge-offs to average loans                                                0.13%                    0.98%
Allowance to total loans                                                        1.84%                    1.92%




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

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES
(in thousands)

                                                               As of                 As of
                                                          March 31, 2000        December 31, 1999
                                                          --------------        -----------------
Allocation of the allowance by category of loans:
Domestic:
   Commercial                                                $   2,986             $   3,199
   Acceptances                                                     285                   269
   Residential                                                       9                    10
                                                             ---------             ---------
       Total domestic                                            3,280                 3,478
Foreign:
   Government and official institutions                          3,752                 1,496
   Banks and other financial institutions                        3,511                 5,152
   Commercial and industrial                                     9,825                11,015
   Acceptances discounted                                          207                   270
                                                             ---------             ---------
      Total foreign                                             17,295                17,933
                                                             ---------             ---------
Total                                                        $  20,575             $  21,411
                                                             =========             =========
Percent of loans in each category to total loans:
Domestic:
   Commercial                                                     35.1%                 35.4%
   Acceptances                                                     6.1%                  5.3%
   Residential                                                     0.2%                  0.2%
                                                             ---------             ---------
      Total domestic                                              41.4%                 40.9%
Foreign:
   Banks and other financial institutions                         18.3%                 20.1%
   Commercial and industrial                                      33.6%                 30.3%
   Acceptances discounted                                          4.4%                  5.3%
   Government and official Institutions                            2.3%                  3.4%
                                                             ---------             ---------
      Total foreign                                               58.6%                 59.1%
                                                             ---------             ---------
Total                                                            100.0%                100.0%
                                                             =========             =========



ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES ALLOCATED TO FOREIGN LOANS
(in thousands)


                                    March 31, 2000      December 31, 1999
                                    --------------      -----------------
Balance, beginning of year             $ 17,933             $ 11,379
Provision for credit losses                 956               14,937
Net charge-offs                          (1,594)              (8,383)
                                       --------             --------
Balance, end of period                 $ 17,295             $ 17,933
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

NONPERFORMING LOANS
(in thousands)


                                                   March 31, 2000    December 31, 1999
                                                   --------------    -----------------
Domestic:
   Non accrual                                        $   681             $ 6,995
   Past due over 90 days and accruing                   2,349                  --
                                                      -------             -------
      Total domestic nonperforming loans                3,030               6,995
                                                      -------             -------

Foreign
   Non accrual                                         15,795               9,588
   Past due over 90 days and accruing                      69               1,992
                                                      -------             -------
      Total foreign nonperforming loans                15,864              11,580
                                                      -------             -------

Total nonperforming loans                             $18,894             $18,575
                                                      =======             =======

Total nonperforming loans to total loans                 1.69%               1.66%
Total nonperforming assets to total assets               1.25%               1.08%





At March 31, 2000 the Company had $3.1 million in nonperforming investment securities. At December 31, 1999 the Company had no nonperforming investment securities

DUE FROM CUSTOMERS ON BANKERS' ACCEPTANCES AND DEFERRED PAYMENT LETTERS OF
CREDIT.

Due from customers on bankers' acceptances and deferred payment letters of credit were $35.6 million and $3.5 million, respectively, at March 31, 2000 compared to $27.8 million and $5.8 million, respectively, at December 31, 1999. These assets represent a customer's liability to the Company while the Company's corresponding liability to third parties is reflected on the balance sheet as "Bankers Acceptances Outstanding" and "Deferred Payment Letters of Credit Outstanding".

DEPOSITS

The primary sources of the Company's domestic time deposits are its eight Bank branches located in Florida and one in Puerto Rico. In pricing its deposits, the Company analyzes the market carefully, attempting to price its deposits competitively with the other financial institutions in the area.

Total deposits were $1.55 billion at March 31, 2000 compared to $1.53 billion at December 31, 1999. The increase in deposits during the three month period was largely in certificates of deposits over $100,000 which increased by $61.2 million and in non interest bearing demand deposit which increased by $15.3 million. These increases were offset by a decrease in certificates of deposit under $100,000 of $56.0 million.

The following table indicates the maturities and amounts of certificates of deposit and other time deposits issued in denominations of $100,000 or more as of March 31, 2000:

MATURITIES OF AND AMOUNTS OF CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS $100,000 OR MORE
(in thousands)

                               Certificates of Deposit  Other Time Deposits
                                  $100,000 or More        $100,000 or More             Total
                               -----------------------  -------------------         ------------
Three months or less                $    158,703            $     26,641            $    185,344
Over 3 through 6 months                  119,853                   3,101                 122,954
Over 6 through 12 months                 106,697                       4                 106,701
Over 12 months                            85,374                      --                  85,374
                                    ------------            ------------            ------------

Total                               $    470,627            $     29,746            $    500,373
                                    ============            ============            ============



STOCKHOLDERS' EQUITY

The Company's stockholders' equity at March 31, 2000 was $143.3 million compared to $133.9 million at December 31, 1999. During this period stockholders' equity increased by $9.4 million primarily due to the retention of net income and the recovery in market value of the securities available for sale.

INTEREST RATE SENSITIVITY

The following table presents the projected maturities or interest rate adjustments of the Company's earning assets and interest-bearing funding sources based upon the contractual maturities or adjustment dates at March 31, 2000. The interest-earning assets and interest-bearing liabilities of the Company and the related interest rate sensitivity gap given in the following table may not be reflective of positions in subsequent periods.


                        INTEREST RATE SENSITIVITY REPORT
                             (Dollars in thousands)


                                             0 to 30    31 to 90     91 to 180  181 to 365     1 to 5       Over 5
                                               Days        Days         Days       Days         Years       Years        Total
                                            ---------    --------    ---------  ----------    --------     --------   ----------
Earning Assets:
   Loans                                    $ 552,250    $151,093    $ 155,507    $ 54,778    $176,318     $ 29,819   $1,119,765

   Federal funds sold                          94,697                                                                     94,697

   Investment securities                       43,797      93,975       40,651      12,258      19,578       80,248      290,507

   Interest earning deposits with
     other banks                               27,013      43,227       39,825      41,333                               151,398
                                            ---------    --------    ---------  ----------    --------     --------   ----------

Total                                         717,757     288,295      235,983     108,369     195,896      110,067    1,656,367
                                            ---------    --------    ---------  ----------    --------     --------   ----------

Funding Sources:
   Savings and transaction deposits            29,776      67,942       40,443                                           138,161

   Certificates of deposits of $100 or more    33,510     125,193      119,853     106,697      85,374                   470,627

   Certificates of deposits under $100         78,432     132,175      174,019     264,231     111,942           38      760,837

   Other time deposits                         23,179       3,462        3,101         595                                30,337

   Funds overnight                             60,010                                                                     60,010

   Trust preferred securities                                                                                12,650       12,650
                                            ---------    --------    ---------  ----------    --------     --------   ----------
Total                                       $ 224,907    $328,772    $ 337,416    $371,523    $197,316     $ 12,688   $1,472,622
                                            =========    ========    =========    ========    ========     ========   ==========

Interest sensitivity gap                    $ 492,850    $(40,477)   $(101,433) $ (263,154)   $ (1,420)    $ 97,379   $  183,745
                                            =========    ========    =========    ========    ========     ========   ==========

Cumulative gap                              $ 492,850    $452,373    $ 350,940    $ 87,786    $ 86,366     $183,745
                                            =========    ========    =========    ========    ========     ========

Cumulative gap as a percentage
   of total earning assets                     29.75%      27.31%       21.19%       5.30%       5.21%       11.09%
                                            =========    ========    =========    ========    ========     ========


LIQUIDITY

Cash and cash equivalents increased by $45.1 million from December 31, 1999 to March 31, 2000. During the first quarter of 2000, net cash provided by operating activities was $20.6 million, net cash provided investing activities was $9.2 million and net cash provided by financing activities was $15.3 million. For further information on cash flows, see the Consolidated Statement of Cash Flows.

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

The majority of the Company's deposits are short-term and closely match the short-term nature of the Company's assets. See "Interest Rate Sensitivity Report." At March 31, 2000 interest-earning assets maturing within six months were $1.242 billion, representing 75.0 percent of total earning assets and earning assets maturing within one year were $1.351 billion or 81.5 percent of total earning assets. The interest bearing liabilities maturing within six months were $891.1 million or 61.0 percent of total interest bearing liabilities and maturing within one year were $1.263 billion or 85.7 percent of the total at March 31, 2000.

The short-term nature of the loan portfolio and the fact that a portion of the loan portfolio consists of bankers' acceptances provides additional liquidity to the Company. Liquid assets at March 31, 2000 were $434 million, 24.7 percent of total assets, and consisted of cash and cash equivalents, due from banks-time and available for sale securities maturing in one year or less that are unpledged. At March 31, 2000 the Company had been advised of $57 million in available interbank funding.

CAPITAL RESOURCES

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

As part of its examination process, the Office of the Comptroller of the Currency ("OCC") has directed the Bank, among other things, to take $32 million in transfer risk reserves related to the Bank's exposure in Ecuador and "mark to market" certain assets based upon the OCC's interpretation of regulatory accounting rules. While the Bank has taken the actions directed by the OCC for regulatory reporting purposes only, it disagrees with the OCC's interpretations of the regulatory accounting rules and is appealing such directions within the OCC. In this connection, the OCC has initiated formal administrative action under Section 8 of the Federal Deposit Insurance Act which the Bank has not agree to and which the Bank is appealing and disputing in appropriate administrative actions within the OCC. As a part of the formal administrative action, the OCC has issued a temporary cease and desist order to the Bank containing certain accounting and capital requirements and requiring certain reports and filings, all of which the Bank believes it has complied with or was already in compliance with, except for certain reports which it will prepare and deliver in a timely manner under the order. As a result of the formal administrative action, however, the Bank may not accept new, or renew, "brokered deposits" without the prior approval of the Federal Deposit Insurance Corporation or appoint new directors or senior officers without the prior consent of the OCC. The Bank does not anticipate that either of such restrictions will have any material adverse effect on its business or operations. In fact, the Bank subsequently hired three senior executives with the consent of the OCC. The Company is satisfied that the reserves it recorded in the third quarter of 1999 relating to its Ecuador and other Latin American exposures are adequate and in accordance with generally accepted accounting principles ("GAAP").

The Company is required by the Board of Governors of the Federal Reserve System to file its reports with the Federal Reserve in accordance with GAAP, not in accordance with the OCC's regulatory accounting interpretations. As such, the capital ratios presented for the Company are calculated on a different basis than those presented for the Bank because of the aforementioned adjustments.

Company Capital Ratios
(dollars in thousands)


                                                March 31, 2000                December 31, 1999
                                              ------------------             ------------------
                                              Amount       Ratio             Amount       Ratio
                                              ------       -----             ------       -----
Tier 1 risk-weighted
Capital:
   Actual                                   $161,214        13.6%          $153,976       13.1%
   Minimum                                    47,349         4.0%            47,019        4.0%
Total risk-weighted
Capital:
   Actual                                    176,082        14.9%           168,752       14.4%
   Minimum                                    94,698         8.0%            94,037        8.0%
Leverage:
   Actual                                    161,214         9.4%           153,976        8.9%
   Minimum                                    51,560         3.0%            51,659        3.0%



Bank Capital Ratios
(dollars in thousands)

                                               March 31, 2000                 December 31, 1999
                                              ------------------             ------------------
                                              Amount       Ratio             Amount       Ratio
                                              ------       -----             ------       -----

Tier 1 risk-weighted capital:
   Actual                                   $117,165        10.3%          $103,755        9.0%
   Minimum to be well capitalized             68,586         6.0%            69,182        6.0%
   Minimum to be adequately capitalized       45,724         4.0%            46,121        4.0%
Total risk-weighted capital:
   Actual                                    131,945        11.4%           118,707       10.3%
   Minimum to be well capitalized            114,310        10.0%           115,303       10.0%
   Minimum to be adequately capitalized       91,448         8.0%            92,243        8.0%
Leverage:
   Actual                                    117,165         7.0%           103,755        7.1%
   Minimum to be well capitalized             83,887         5.0%            84,187        5.0%
   Minimum to be adequately capitalized       67,110         4.0%            67,350        4.0%


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

Interest Rate Sensitivity Report as of March 31, 2000 shows that interest bearing liabilities maturing or repricing within one year exceed interest earning assets by $263.2 million. The Company monitors that the assets and liabilities are closely matched to minimize interest rate risk.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds, and it constitutes the Company's principal source of income. Net interest income increased to $16.5 million for the three months ended March 31, 2000 from $13.4 million for the same period in 1999, an 23.1 percent increase. The increase was due largely to an increase in net interest margin as well as an increase in average earning assets. Average earning assets increased to $1.630 billion for the three months ended March 31, 2000 from $1.552 billion for the same period in 1999, a 5.0 percent increase. Average loans and acceptances discounted increased to $1.243 billion for the three months ended March 31, 2000 from $1.162 billion for the same period in 1999, a 7.0 percent increase. Average interest earning deposits with other banks increased to $162.1 million for the three months ended March 31, 2000 from $108.7 million for the same period in 1999, a 49 percent increase. The increase in loans was largely attributable to trade finance activities within the Region. Net interest margin increased to 4.07 percent for the three months ended March 31, 2000 from 3.51 percent for the same period in 1999, a 56 basis point increase. The primary reasons for this increase were (i) the redeployment of lower yielding U.S. government agency securities into the higher yielding loan category and (ii) the base for pricing commercial loans has increased within the last three months as a result of increases in the prime rate.

Interest income increased to $37.0 million for the three months ended March 31, 2000 from $31.9 million for the same period in 1999, a 16.0 percent increase, reflecting the increase in commercial loans and the increase in prevailing interest rates. Interest expense increased to $20.5 million for the three months ended March 31, 2000 from $18.6 million for the same period in 1999, a 10.2 percent increase, reflecting the additional deposits to fund asset growth. Average interest-bearing deposits increased to $1.425 billion for the three months ended March 31, 2000 from $1.367 billion for the same period in 1999, a
4.2 percent increase. The growth in deposits was primarily a result of the Company seeking additional deposits to fund asset growth.

                           YIELDS EARNED AND RATE PAID


                                                                             For the Quarter Ended
                                                                March 31, 2000                  March 31, 1999
                                                     -----------------------------    --------------------------------
                                                      Average     Revenue/  Yield/     Average       Revenue/   Yield/
                                                      Balance     Expense    Rate      Balance       Expense    Rate
                                                     ----------   --------  ------    ----------     --------   ------
Total Earning Assets
Loans:
    Commercial loans                                 $1,120,300   $26,255    9.37%    $1,027,975     $22,120    8.61%
    Acceptances discounted                              114,564     2,722    9.50%       117,044       2,642    9.03%
    Overdraft                                             5,759       386   26.81%        13,667         696   20.37%
    Mortgage loans                                        2,127        42    7.90%         3,514          71    8.08%
Total Loans                                           1,242,750    29,405    9.46%     1,162,200      25,529    8.79%

Time deposits with banks                                162,107     3,841    9.48%       108,748       3,241   11.92%
Investments                                             175,281     3,052    6.96%       242,179       2,756    4.55%
Federal funds sold                                       49,888       703    5.64%        38,486         466    4.84%
                                                     --------------------             ----------------------
     Total investments and time deposits with banks     387,276     7,596    7.85%       389,413       6,463    6.64%
Total interest earning assets                         1,630,026    37,001    9.08%     1,551,613      31,992    8.25%
                                                                                                     -------
Total non interest earning assets                        88,655                          121,650
                                                     ----------                       ----------
Total Assets                                         $1,718,681                       $1,673,263
                                                     ==========                       ==========

Interest Bearing Liabilities
Deposits:
    NOW and savings accounts                            $22,168       132    2.38%       $21,654         109    2.01%
    Money Market                                         44,054       630    5.72%        45,849         530    4.62%
    Presidential Money Market                            65,579       906    5.53%        25,673         304    4.74%
    Certificate of Deposits (including IRA)           1,216,335    17,495    5.75%     1,160,076      15,889    5.48%
    Time Deposits with Banks (IBF)                       68,463       862    5.04%       109,383       1,303    4.76%
    Other                                                 8,786       141    6.42%         3,923          33    3.36%
                                                     --------------------             ----------------------
Total Deposits                                        1,425,385    20,166    5.66%     1,366,558      18,168    5.32%
Trust Preferred Securities                               12,650       308    9.74%        12,393         302    0.00%
Other Borrowings                                                                           5,498         103    7.49%
Federal Funds Purchased                                      55         1    7.27%           111           2    7.21%
                                                     --------------------             ----------------------
Total interest bearing liabilities                    1,438,090    20,475    5.70%     1,384,560      18,575    5.37%
                                                     --------------------             ----------------------
Non interest bearing liabilities
    Demand Deposits                                      81,171                           75,510
    Other Liabilities                                    54,930                           86,875
                                                     ----------                       ----------
Total non interest bearing liabilities                  136,101                          162,385
Stockholders equity                                     144,490                          126,321
                                                     ----------                       ----------
Total liabilities and stockholder's equity           $1,718,681                       $1,673,266
                                                     ==========                       ==========
Net Interest income/net interest spread                           $16,526    3.38%                   $13,417    2.88%
                                                                  =======    ====                    =======    ====
Margin
Interest income/interest earning assets                                      9.10%                              8.37%

Interest expense/interest earning assets                                     5.04%                              4.86%
                                                                             ----                               ----
    Net interest margin                                                      4.07%                              3.51%
                                                                             ====                               ====


PROVISION FOR CREDIT LOSSES

The Company's provision for credit losses decreased to $750 thousand for the three months ended March 31, 2000 from $900 thousand for the same period in 1999. Net loan charge-offs during the first three months of 2000 amounted to $1,586 thousand compared to $104 thousand for the same period in 1999. The allowance for credit losses increased from $13.6 million at March 31, 1999 to $20.6 million at March 31, 2000. The ratio of the allowance for credit losses to total loans was 1.84 percent at March 31, 2000 increasing from approximately
1.21 percent at March 31, 1999.

NON-INTEREST INCOME

Non-interest income increased to $4.7 million for the three months ended March 31, 2000 from $4.3 million for the same period in 1999, a 8.8 percent increase. The increase was largely the result of higher structuring and syndication fees which increased by $911 thousand, partially offset by a decrease in trade finance fees and commissions of $225 thousand.

The following table sets forth details regarding the components of non-interest income for the periods indicated.

NON-INTEREST INCOME
(Dollars in thousands)

                                              For the Three Months Ended March 31,
                                         ---------------------------------------------
                                                           1999 to 2000
                                           1999           Percent Change        2000
                                         -------          --------------      --------
Trade finance fees and commissions       $ 2,990               -7.5%          $ 2,765
Structuring and syndication fees             577              157.9%            1,488
Customer service fees                        415               -3.6%              400
Gain (loss) on sale of loans                 188             -148.9%              (92)
Other                                        117              -12.8%              102
                                         -------             ------           -------
Total non-interest income                $ 4,287                8.8%          $ 4,663
                                         =======             ======           =======


OPERATING EXPENSES

Operating expenses increased to $9.0 million for the three months ended March 31, 2000 from $7.2 million for the same period in 1999, a 25.0 percent increase. The majority of this increase was in other losses and charge-offs which increased to $1.7 million from $320 thousand largely as a result of a write off of an other miscellaneous receivable. The Company's efficiency ratio increased to 42.5 percent for the three month period ended March 31, 2000 from 40.5 percent for the same period in 1999.

The following table sets forth details regarding the components of operating expenses for the periods indicated.

OPERATING EXPENSES
(Dollars in thousands)


                                                 For the Three Months Ended March 31,
                                              -------------------------------------------
                                                              1999 to 2000
                                               1999          Percent Change         2000
                                              ------         --------------        ------
Employee compensation and benefits            $3,344              -1.8%            $3,284
Occupancy and equipment                          960              35.2%             1,298
Legal Expenses                                   640             -23.3%               491
Other losses & charge-offs                       320             427.8%             1,689
Other operating expenses                       1,904              18.2%             2,251
                                              ------              ----             ------
Total operating expenses                      $7,168              25.7%            $9,013
                                              ======              ====             ======


                                     PART II
                                OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         10.1     Employment Agreement dated April 26, 2000 with Mr. Felix M.
                  Garcia

         10.2 Employment Agreement dated April 26, 2000 with Mr. Fernando J. Martinez

         11       Calculation of Earnings Per Share

         27       Financial Data Schedule


(b) No Reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 15, 2000                 Hamilton Bancorp Inc.


                                      /s/ Eduardo A. Masferrer
                                      -----------------------------------------
                                      Eduardo A. Masferrer,
                                      Chairman, President and Chief Executive
                                        Officer




                                      /s/ John M. R. Jacobs
                                      ---------------------------
                                      John M. R. Jacobs,
                                      Senior Vice President - Finance and
                                        Principal Financial and Chief Accounting
                                        Officer