Form 10-Q
period 2000-06-30
HAMILTON BANCORP INC
filed 2000-08-14
CIK 894172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000

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

                                 Yes [ ] No [ ]

ITEM 1

                          PART I. FINANCIAL INFORMATION

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (In thousands)

                                                                                                  June 30,              December 31,
                                                                                                --------------         ------------
                                                                                                    2000                   1999
                                                                                                 -----------            -----------
                                                                                                 (Unaudited)             (Audited)
                                        ASSETS

CASH AND DEMAND DEPOSITS WITH OTHER BANKS                                                        $    22,716            $    21,710
FEDERAL FUNDS SOLD                                                                                    39,933                 63,400
                                                                                                 -----------            -----------
      Total cash and cash equivalents                                                                 62,649                 85,110

INTEREST EARNING DEPOSITS WITH  OTHER BANKS                                                          129,039                187,685
SECURITIES AVAILABLE FOR SALE                                                                        367,819                274,277
LOANS-NET                                                                                          1,077,589              1,091,976
DUE FROM CUSTOMERS ON BANKERS ACCEPTANCES                                                             42,998                 27,767
DUE FROM CUSTOMERS ON DEFERRED PAYMENT LETTERS OF CREDIT                                               1,616                  5,835
PROPERTY AND EQUIPMENT-NET                                                                             4,892                  5,209
ACCRUED INTEREST RECEIVABLE                                                                           19,043                 19,111
GOODWILL-NET                                                                                           1,571                  1,658
OTHER ASSETS                                                                                          18,444                 22,672
                                                                                                 -----------            -----------
TOTAL                                                                                            $ 1,725,660            $ 1,721,300
                                                                                                 ===========            ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS                                                                                         $ 1,505,747            $ 1,535,606
TRUST PREFERRED SECURITIES                                                                            12,650                 12,650
BANKERS ACCEPTANCES OUTSTANDING                                                                       42,998                 27,767
DEFERRED PAYMENT LETTERS OF CREDIT OUTSTANDING                                                         1,616                  5,835
OTHER LIABILITIES                                                                                     12,049                  5,544
                                                                                                 -----------            -----------
     Total liabilities                                                                             1,575,060              1,587,402
                                                                                                 -----------            -----------
STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 75,000,000 shares
       authorized, 10,081,147 shares
       issued and outstanding at June 30, 2000
       and December 31, 1999                                                                             101                    101
     Capital surplus                                                                                  60,702                 60,708
     Retained earnings                                                                                96,935                 82,175
     Accumulated other comprehensive loss                                                             (7,138)                (9,086)
                                                                                                 -----------            -----------
     Total stockholders' equity                                                                      150,600                133,898
                                                                                                 -----------            -----------
TOTAL                                                                                            $ 1,725,660            $ 1,721,300
                                                                                                 ===========            ===========


See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)

                                                                    Three Months Ended June 30,          Six Months Ended June 30,
                                                                   -----------------------------       -----------------------------
                                                                      2000              1999              2000              1999
                                                                   -----------       -----------       -----------       -----------
INTEREST INCOME:                                                             (Unaudited)                         (Unaudited)
  Loans, including fees                                            $    26,940       $    25,606       $    56,345       $    51,136
  Deposits with other banks                                              3,437             3,754             7,278             6,995
  Investment securities                                                  6,414             1,744             9,466             4,499
  Federal funds sold                                                       815               383             1,518               849
                                                                   -----------       -----------       -----------       -----------
    Total                                                               37,606            31,487            74,607            63,479

INTEREST EXPENSE:
  Deposits                                                              21,490            16,846            41,655            35,014
  Trust preferred securities                                               308               313               617               615
  Federal funds purchased and other borrowing                               --                39                 1               144
                                                                   -----------       -----------       -----------       -----------
     Total                                                              21,798            17,198            42,273            35,773
                                                                   -----------       -----------       -----------       -----------
NET INTEREST INCOME                                                     15,808            14,289            32,334            27,706
PROVISION FOR CREDIT LOSSES                                                 --             1,746               750             2,646
                                                                   -----------       -----------       -----------       -----------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT
  LOSSES                                                                15,808            12,543            31,584            25,060
                                                                   -----------       -----------       -----------       -----------
NON-INTEREST INCOME:
  Trade finance fees and commissions                                     2,219             3,442             4,984             6,432
  Structuring and syndication fees                                         699             1,220             2,187             1,797
  Customer service fees                                                    449               356               849               771
  Gain on sale of assets                                                 1,343                27             1,250               214
  Other                                                                     84                56               188               175
                                                                   -----------       -----------       -----------       -----------
     Total                                                               4,794             5,101             9,458             9,389
                                                                   -----------       -----------       -----------       -----------
OPERATING EXPENSES:
  Employee compensation and benefits                                     3,783             3,167             7,069             6,511
  Occupancy and equipment                                                1,154             1,037             2,452             1,997
  Other                                                                  3,641             3,257             8,071             6,122
                                                                   -----------       -----------       -----------       -----------
     Total                                                               8,578             7,461            17,592            14,630
                                                                   -----------       -----------       -----------       -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                12,024            10,183            23,450            19,819
PROVISION FOR INCOME TAXES                                               4,468             3,750             8,690             7,318
                                                                   -----------       -----------       -----------       -----------
NET INCOME                                                         $     7,556       $     6,433       $    14,760       $    12,501
                                                                   ===========       ===========       ===========       ===========
NET INCOME PER COMMON SHARE:
     BASIC                                                         $      0.75       $      0.64       $      1.46       $      1.24
                                                                   ===========       ===========       ===========       ===========
     DILUTED                                                       $      0.74       $      0.63       $      1.44       $      1.22
                                                                   ===========       ===========       ===========       ===========
AVERAGE SHARES OUTSTANDING:
     BASIC                                                          10,081,147        10,065,908        10,081,147        10,061,037
                                                                   ===========       ===========       ===========       ===========
     DILUTED                                                        10,230,315        10,274,527        10,225,838        10,276,353
                                                                   ===========       ===========       ===========       ===========


See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                       Three Months Ended June 30,       Six Months Ended June 30,
                                                                       ---------------------------       -------------------------
                                                                          2000            1999              2000           1999
                                                                        --------        --------          --------       --------
                                                                              (Unaudited)                       (Unaudited)
NET INCOME                                                              $  7,556        $  6,433          $ 14,760       $ 12,501
OTHER COMPREHENSIVE INCOME, Net of tax:
   Net change in unrealized loss on securities available
     for sale during period                                                  958              70             2,350            414
   Less:  Reclassification adjustment for gains included
     in net income                                                          (750)              0              (402)             0
   Less:  Reclassification adjustment for write off of a
     foreign bank stock                                                        0               0                 0           (187)
                                                                        --------        --------          --------       --------

                Total                                                       (208)             70             1,948            227
                                                                        --------        --------          --------       --------

COMPREHENSIVE INCOME                                                    $  7,348        $  6,503          $ 16,708       $ 12,728
                                                                        ========        ========          ========       ========


See accompanying notes to consolidated financial statements

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Dollars in thousands, except per share data)

                                                                                                       Accumulated
                                                      Common Stock                                        Other         Total
                                                 --------------------     Capital        Retained     Comprehensive  Stockholders'
                                                   Shares      Amount     Surplus        Earnings          Loss         Equity
                                                 ----------    ------    ----------     ----------    -------------  -------------
Balance, December 31, 1999 (audited)             10,081,147    $  101    $   60,708     $   82,175       ($9,086)    $  133,898
Adjustment of tax liabilities
due to stock options excercised                                                  (6)                                         (6)
Net change in unrealized loss on
  securities available for sale,
     net of taxes                                                                                          1,948          1,948
Net income for the six months ended
  June 30, 2000                                                                             14,760                       14,760
                                                 ----------    ------    ----------     ----------       -------     ----------
Balance as of June 30, 2000
  (Unaudited)                                    10,081,147    $  101    $   60,702     $   96,935       ($7,138)    $  150,600
                                                 ==========    ======    ==========     ==========       =======     ==========

See accompanying notes to consolidated financial statements.

                 HAMILTON BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in thousands)

                                                                                                       For Six Months Ended June 30,
                                                                                                       -----------------------------
                                                                                                         2000               1999
                                                                                                       ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                        $  14,760          $  12,501
       Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                                                       749                665
         Provision for credit losses                                                                         750              2,646
         Deferred tax (credit) provision                                                                    (385)                59
         Write off of available for sale security                                                              0                187
         Net loss gain on sale of loans                                                                        0               (188)
         Net loss gain on sale of other real estate owned                                                      0                (26)
         Net loss gain on sale of fixed assets                                                               (13)                 0
         Net loss gain on sale of investments                                                             (1,165)                 0
       Proceeds from the sale of bankers acceptances                                                       6,510             14,397
       Decrease (increase) in accrued interest receivable and other assets                                 3,525             (2,304)
       Increase (decrease) in other liabilities                                                            6,500             (1,550)
                                                                                                       ---------          ---------
         Net cash provided by operating activities                                                        31,231             26,387
                                                                                                       ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in interest-earning deposits with other banks                                               58,646             26,601
     Purchase of securities available for sale                                                          (494,722)          (401,679)
     Purchase of securities held to maturity                                                                   0            (10,760)
     Proceeds from sales and maturities of securities available for sale                                 405,463            413,172
     Proceeds from paydowns of securities held to maturity                                                     0              1,864
     Proceeds from sale of loans                                                                               0             11,148
    Decrease (increase) in loans-net                                                                       7,128             (7,900)
     Purchases of property and equipment-net                                                                (348)              (581)
     Proceeds from sale of other real estate owned                                                             0                 38
                                                                                                       ---------          ---------
         Net cash (used in) provided by investing activities                                             (23,833)            31,903
                                                                                                       ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease  in deposits                                                                            (29,859)           (64,064)
    Proceeds from trust preferred securities offering                                                          0              1,650
    Payment of other borrowing                                                                                 0             (6,116)
    Net proceeds from exercise of common stock options                                                         0                188
                                                                                                       ---------          ---------
    Net cash used in financing activities                                                                (29,859)           (68,342)
                                                                                                       ---------          ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                                (22,461)           (10,052)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                                      85,110            111,790
                                                                                                       ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                                         $  62,649          $ 101,738
                                                                                                       =========          =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the period                                                                      $  32,535          $  37,002
                                                                                                       =========          =========
  Income taxes paid during the period                                                                  $   3,109          $   7,569
                                                                                                       =========          =========


See accompanying notes to consolidated financial statements.

                        HAMILTON BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

NOTE 1:  BASIS OF PRESENTATION

The consolidated statements of condition for Hamilton Bancorp Inc. and Subsidiary (the "Company") as of June 30, 2000 and December 31, 1999, the related consolidated statements of income, stockholders' equity and the cash flows for the six months ended June 30, 2000 and 1999 included in the Form 10-Q have been prepared by the Company in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited except for the consolidated statement of condition as of December 31, 1999.

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

NOTE 3: STOCK OPTIONS

On January 3, 2000, the Company granted 96,759 options at an exercise price of $17.75. These options vest in thirds; twelve, eighteen and twenty-four months after the grant if the individual is then employed with the Company.

NOTE 4: REGULATORY CAPITAL

The Company is subject to risk-based capital and leverage guidelines issued by the Board of Governors of the Federal Reserve System. These guidelines are used to evaluate capital adequacy and include required minimums. Following an examination conducted by the Federal Reserve examiners, the Company was directed by the Federal Reserve to file required reports following generally accepted accounting principles and not in accordance with the regulatory accounting interpretations of the Office of the Comptroller of the Currency ("OCC"). The Bank was directed by the OCC to record certain adjustments for regulatory reporting purposes discussed in the Capital Resources section. These adjustments amount to $35,445,000 and $42,651,000 for June 30, 2000 and December 31, 1999,
respectively. The notes to the financial statements of December 31, 1999 discussed additional adjustments as disputed items not recorded by the Bank. Subsequently and in the interest of regulatory compliance, these adjustments in the amount of $17,776,000 were recorded for regulatory reporting purposes and the corresponding reports were amended as mandated by the OCC. During the first six months, these adjustments were reduced by the following events: (I) a reduction of the allocated transfer risk reserve of $2,810,000 and (ii) realized gains in the sales of assets previously written down of $4,396,000.

The capital ratios presented for the Company in the Capital Resources section are calculated using the following components of Tier I and Total Capital:

                                                                     June 30,   December 31,
                                                                       2000         1999
                                                                    ---------    ---------
Stockholders' equity per generally accepted accounting principles   $ 150,600    $ 133,898

Trust preferred securities                                             12,650       12,650
Less intangible assets                                                 (1,571)      (1,658)
Other accumulated comprehensive loss                                    7,117        9,086
                                                                    ---------    ---------

Tier I Capital                                                        168,796      153,976
Tier II Capital                                                        14,884       14,776
                                                                    ---------    ---------
Total Capital                                                       $ 183,680    $ 168,752
                                                                    =========    =========

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

FINANCIAL CONDITION - JUNE 30, 2000 VS. DECEMBER 31, 1999.

Total consolidated assets remained relatively the same at $1.72 billion at June 30, 2000 although there were changes within the asset categories. Cash and cash equivalents decreased by $22.5 million or 26.4 percent. Securities available for sale increased by 34.1 percent to $367.8 million of which approximately $163.2 million represents additional liquidity.

CASH, DEMAND DEPOSITS WITH OTHER BANKS AND FEDERAL FUNDS SOLD

Cash, demand deposits with other banks and federal funds sold are considered cash and cash equivalents. Balances of these items fluctuate daily depending on many factors which include or relate to the particular banks that are clearing funds, loan payoffs, deposit gathering and reserve requirements. Cash, demand deposits with other banks and federal funds sold were $62.6 million at June 30, 2000 compared to $85.1 million at December 31, 1999.

INTEREST-EARNING DEPOSITS WITH OTHER BANKS AND INVESTMENT SECURITIES

Interest-earning deposits with other banks decreased to $129.0 million at June 30, 2000 from $187.7 million at December 31, 1999. These deposits are placed with correspondent banks in the Region, generally on a short-term basis (less than 365 days), to increase yields and enhance relationships with the correspondent banks. The level of such deposits has diminished as the exposure in the Region has decreased during the six months ended June 30, 2000. The short-term nature of these deposits allows the Company the flexibility to later redeploy assets into higher yielding loans component.

Investment securities increased to $367.8 million at June 30, 2000 from $274.3 million at December 31, 1999. The increase has been primarily in U.S. government agency securities and to a lesser extent U. S. government mortgage backed securities. The government agency securities are short term in nature and allow the Company the flexibility of liquidity and the ability to convert these assets into higher yielding loans as these become accessible. The mortgage backed securities diversify the Company's portfolio, are eligible collateral for securing public funds and qualify as a Community Reinvestment Act investment.

LOANS

The Company's gross loan portfolio decreased by $16.0 million, during the first six months of 2000 in relation to the year ended December 31, 1999. This decrease was primarily in loans to banks and other financial institutions - foreign which decreased by $23.3 million. Details on the loans by type are shown in the table below. At June 30, 2000 approximately 43.6 percent of the Company's portfolio consisted of loans to domestic borrowers and 56.4 percent of the Company's portfolio consisted of loans to foreign borrowers. The Company's loan portfolio is relatively short-term, as approximately 60.5 and 73.9 percent of loans at June 30, 2000 were short-term loans with average maturities of less than 180 and less than 365 days, respectively.

The following table sets forth the loans by type in the Company's loan portfolio at the dates indicated.

LOANS BY TYPE
(in thousands)

                                          June 30, 2000       December 31, 1999
                                          -------------       ------------------
Domestic:

Commercial (1)                              $  402,845           $  394,841
Acceptances discounted                          74,723               59,040
Residential mortgages                            2,057                2,140
                                            ----------           ----------

Subtotal Domestic                              479,625              456,021
                                            ----------           ----------

Foreign:

Banks and other financial institutions         200,859              224,155
Commercial and industrial (1)                  337,630              338,411
Acceptances discounted                          39,763               59,256
Government and official institutions            42,319               38,358
                                            ----------           ----------

Subtotal Foreign                               620,571              660,180
                                            ----------           ----------

Total Loans                                 $1,100,196           $1,116,201
                                            ==========           ==========

(1) Includes pre-export financing, warehouse receipts and refinancing of letter of credits.

The following tables largely reflect both the Company's growth and diversification in financing trade flows between the United States and the Region in terms of loans by country and cross-border outstandings by country. The aggregate amount of the Company's crossborder outstandings by primary credit risk include cash and demand deposits with other banks, interest earning deposits with other banks, investment securities, due from customers on bankers acceptances, due from customers on deferred payment letters of credit and loans, net of related deposits. Exposure levels in any given country at the end of each period may be impacted by the flow of trade between the United States (and to a large extent Florida) and the given countries, as well as the price of the underlying goods or commodities being financed.

At June 30, 2000 approximately 27.1percent in principal amount of the Company's loans were outstanding to borrowers in four countries other than the United
States: Panama (12.2 percent), Guatemala (6.2 percent), El Salvador (4.9 percent) and Brazil (3.8 percent).

LOANS BY COUNTRY
(Dollars in thousands)

                                 June 30, 2000               December 31, 1999
                              ----------------------       ----------------------
                                          Percent of                    Percent of
Country                       Amount      Total Loans      Amount       Total Loans
-------                       ------      -----------      ------       -----------
United States              $  479,625       43.6%        $  456,021       40.9%
Argentina                      22,910        2.1%            35,494        3.2%
Brazil                         42,178        3.8%            49,214        4.4%
British West Indies (1)            --         --             22,082        2.0%
Colombia                       24,722        2.2%            28,437        2.5%
Dominican Republic             38,740        3.5%            41,604        3.7%
Ecuador                        40,912        3.7%            43,622        3.9%
El Salvador                    53,383        4.9%            45,847        4.1%
Guatemala                      67,897        6.2%            66,531        6.0%
Honduras                       39,079        3.6%            42,352        3.8%
Jamaica                        39,428        3.6%            28,628        2.6%
Panama                        134,364       12.2%           127,419       11.4%
Peru                           22,116        2.0%            29,648        2.7%
Venezuela                      16,804        1.5%            17,842        1.6%
Other (2)                      78,038        7.1%            81,460        7.3%
                           ----------      -----         ----------      -----
Total                      $1,100,196      100.0%        $1,116,201      100.0%
                           ==========      =====         ==========      =====

(1) These countries had loans in periods presented which did not exceed 1 percent of total loans.

(2) Other consists of loans to borrowers in countries in which loans did not exceed 1 percent of total loans.

At June 30, 2000 approximately 26.3 percent of total assets were cross-border outstandings to borrowers in five countries other than the United States: Brazil (7.2 percent), Panama (7.1 percent), Guatemala (4.5 percent), Ecuador (4.2 percent) and Argentina (3.3 percent).

TOTAL CROSS-BORDER OUTSTANDINGS BY COUNTRY
(Dollars in millions)

                             June 30, 2000                December 31, 1999
                         ---------------------          ----------------------
                                    % of Total                      % of Total
                         Amount        Assets           Amount         Assets
                         ------        ------           ------         ------
Argentina                 $57           3.3%             $113           6.6%
Bahamas                    17           1.0%               21           1.2%
Bolivia (1)                 -             -%               18           1.0%
Brazil                    124           7.2%              173          10.1%
Colombia                   45           2.6%               48           2.8%
Dominican Republic         44           2.5%               55           3.2%
Ecuador                    72           4.2%               78           4.5%
El Salvador                52           3.0%               44           2.6%
Guatemala                  78           4.5%               68           4.0%
Honduras                   38           2.2%               43           2.5%
Jamaica                    44           2.5%               35           2.0%
Mexico                     13           0.8%               20           1.2%
Panama                    122           7.1%              116           6.7%
Peru                       30           1.7%               42           2.4%
Suriname                   36           2.1%               32           1.9%
United Kingdom             15           0.9%               15           0.9%
Venezuela                  19           1.1%               17           1.0%
Other (2)                  77           4.5%               75           4.4%
                        -----          ----           -------          ----
Total                   $ 883          51.2%          $ 1,013          58.9%
                        =====          ====           =======          ====

(1) These countries had outstandings in periods presented which did not exceed 1 percent of total assets.
(2) Other consists of cross-border outstandings to countries in which such cross-border outstandings did not exceed 0.75 percent of the Company's total assets at any of the dates shown.

CONTINGENCIES - COMMERCIAL LETTERS OF CREDIT
(in thousands)

The following table sets forth the total volume and average monthly volume of the Company's export and import letters of credit for each of the periods indicated. As shown by the table, the volume of commercial letters of credit increased by 21.7 percent to $280.4 million for the six months ended June 30, 2000 when compared to the same period in 1999. This increase is due to greater domestic import activities, which increased by 30.0 percent, and to a lesser extent, export activities, which increased by 11.7 percent.

                                                        Six Months Ended June 30,                           Year Ended
                                           ---------------------------------------------------        ----------------------
                                                    2000                         1999                    December 31, 1999
                                           ----------------------       ----------------------        ----------------------
                                                         Average                       Average                       Average
                                           Total         Monthly         Total         Monthly         Total         Monthly
                                           Volume        Volume          Volume        Volume          Volume        Volume
                                          --------       --------       --------       --------       --------       --------
Export Letters of Credit (1)              $116,522       $ 19,420       $104,352       $ 17,392       $227,904       $ 18,992
Import Letters of Credit (1)               163,862         27,310        126,031         21,005        296,943         24,745
                                          --------       --------       --------       --------       --------       --------
Total                                     $280,384       $ 46,730       $230,383       $ 38,397       $524,847       $ 43,737
                                          ========       ========       ========       ========       ========       ========

(1) Represents certain contingent liabilities not reflected on the Company's balance sheet.

The following table sets forth the distribution of the Company's contingent liabilities by country of the applicant and issuing bank for import and export letters of credit, respectively. As shown by the table, contingent liabilities decreased by 1.5 percent from December 31, 1999 to June 30, 2000. Individual fluctuations reflect relative changes in the flow of trade or instruments used in financing such trade as well as the cyclical nature of certain trade activities.

CONTINGENT LIABILITIES (1)
(in thousands)

                                      June 30, 2000         December 31, 1999
                                      -------------         -----------------
Aruba (2)                              $     --                  $  3,720
Costa Rica (2)                               --                     9,893
Dominican Republic                        5,879                     4,707
El Salvador                               2,172                     2,734
Guatemala                                 6,235                     9,475
Guyana                                    3,155                     4,165
Haiti (2)                                    --                     5,705
Honduras                                  4,097                     4,174
Jamaica (2)                               9,703                        --
Panama                                    7,173                    14,242
Paraguay (2)                              4,317                        --
Peru                                      3,431                     3,573
Suriname                                  2,282                     5,677
United States                            95,895                    74,643
Venezuela (2)                                --                     2,593
Other (3)                                 4,841                     6,143
                                       --------                  --------

Total                                  $149,180                  $151,444
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

Determining the appropriate level of the allowance for credit losses requires management's judgment, including application of the factors described above to assumptions and estimates made in the context of changing political and economic conditions in many of the countries of the Region. Accordingly, there can be no assurance that the Company's current allowance for credit losses will prove to be adequate in light of future events and developments. At June 30, 2000 the allowance for credit losses was approximately $20.2 million.

The following table provides certain information with respect to the Company's allowance for credit losses, provision for credit losses, charge-off and recovery activity for the periods shown.

CREDIT LOSS EXPERIENCE
(in thousands)

                                                Six Months Ended          Year Ended
                                                 June 30, 2000         December 31,1999
                                                 -------------         ----------------
Balance of allowance for credit losses at
   beginning of period                            $    21,411            $    12,794
Charge-offs:
Domestic:
   Commercial                                             (87)                (3,299)
   Acceptances                                           (297)                    --
   Installment                                             --                     (5)
                                                  -----------            -----------
 Total Domestic                                          (384)                (3,304)
                                                  -----------            -----------
Foreign:
   Banks and other financial institutions                (200)                (2,330)
   Commercial and industrial                           (1,393)                (6,216)
                                                  -----------            -----------
 Total Foreign                                         (1,593)                (8,546)
                                                  -----------            -----------
Total charge-offs                                      (1,977)               (11,850)
                                                  -----------            -----------
Recoveries:
Domestic:
   Commercial                                               2                      4
Foreign:
  Banks and other financial institutions                   41                    163
                                                  -----------            -----------
 Total recoveries                                          43                    167
                                                  -----------            -----------
Net (charge-offs) recoveries                           (1,934)               (11,683)
Provision for credit losses                               750                 20,300
                                                  -----------            -----------
Balance at end of the period                      $    20,227            $    21,411
                                                  ===========            ===========
Average loans                                     $ 1,182,161            $ 1,194,667
Total loans                                       $ 1,100,196            $ 1,116,201
Net charge-offs to average loans                         0.17%                  0.98%
Allowance to total loans                                 1.84%                  1.92%

The following tables set forth an analysis of the allocation of the allowance for credit losses by category of loans and the allowance for credit losses allocated to foreign loans. The allowance is established to cover potential losses inherent in the portfolio as a whole or is available to cover potential losses on any of the Company's loans. Because of the decrease in foreign loans, the allowance allocated to foreign loans was also reduced which reflects a negative provision for credit losses attributable to foreign loans. The level of allowance allocated to foreign loans was also influenced by the strengthening of the Latin America economies, the collateral composition of non-performing loans, the reduction in Ecuadorian loans and the low loan growth during the period.

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES
(in thousands)

                                                                As of              As of
                                                           June 30, 2000     December 31, 1999
                                                           -------------     -----------------
Allocation of the allowance by category of loans:
Domestic:
   Commercial                                                 $   9,047         $   3,199
   Acceptances                                                      299               269
   Residential                                                       10                10
                                                              ---------         ---------
       Total domestic                                             9,356             3,478
Foreign:
   Government and official institutions                             169             1,496
   Banks and other financial institutions                         1,105             5,152
   Commercial and industrial                                      9,438            11,015
   Acceptances discounted                                           159               270
                                                              ---------         ---------
      Total foreign                                              10,871            17,933
Total                                                         $  20,227         $  21,411
                                                              =========         =========
Percent of loans in each category to total loans:
Domestic:
   Commercial                                                      36.6%             35.4%
   Acceptances                                                      6.8%              5.3%
   Residential                                                      0.2%              0.2%
                                                              ---------         ---------
      Total domestic                                               43.6%             40.9%
Foreign:
   Banks and other financial institutions                          18.3%             20.1%
   Commercial and industrial                                       30.7%             30.3%
   Acceptances discounted                                           3.6%              5.3%
   Government and official Institutions                             3.8%              3.4%
                                                              ---------         ---------
      Total foreign                                                56.4%             59.1%
Total                                                             100.0%            100.0%
                                                              =========         =========

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES ALLOCATED TO FOREIGN LOANS
(in thousands)

                                           June 30, 2000      December 31, 1999
                                           -------------      -----------------
Balance, beginning of year                   $ 17,933               $ 11,379
Provision for credit losses                    (5,510)                14,937
Net charge-offs                                (1,552)                (8,383)
                                             --------               --------

Balance, end of period                       $ 10,871               $ 17,933
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

NONPERFORMING LOANS
(in thousands)

                                                  June 30, 2000     December 31, 1999
                                                  -------------     -----------------
Domestic:
   Non accrual                                       $16,383            $ 6,995
   Past due over 90 days and accruing                  1,851                 --
                                                     -------            -------
      Total domestic nonperforming loans              18,234              6,995
                                                     -------            -------

Foreign:
   Non accrual                                        16,608              9,588
   Past due over 90 days and accruing                     --              1,992
                                                     -------            -------
      Total foreign nonperforming loans               16,608             11,580
                                                     -------            -------

Total nonperforming loans                            $34,842            $18,575
                                                     =======            =======

Total nonperforming loans to total loans                3.12%              1.66%
Total nonperforming assets to total assets              2.18%              1.08%


At June 30, 2000 the Company had $4.7 million in nonperforming investment securities and other assets. At December 31, 1999 the Company had no nonperforming investment securities

DUE FROM CUSTOMERS ON BANKERS' ACCEPTANCES AND DEFERRED PAYMENT LETTERS OF
CREDIT.

Due from customers on bankers' acceptances and deferred payment letters of credit were $43.0 million and $1.6 million, respectively, at June 30, 2000 compared to $27.8 million and $5.8 million, respectively, at December 31, 1999. These assets represent a customer's liability to the Company while the Company's? corresponding liability to third parties is reflected on the balance sheet as "Bankers Acceptances Outstanding" and "Deferred Payment Letters of Credit Outstanding".

DEPOSITS

The primary sources of the Company's domestic time deposits are its eight Bank branches located in Florida and one in Puerto Rico. In pricing its deposits, the Company analyzes the market carefully, attempting to price its deposits competitively with the other financial institutions in the area.

Total deposits were $1.505 billion at June 30, 2000 compared to $1.536 billion at December 31, 1999. The decrease in deposits during the six month period was largely in certificates of deposits under $100,000 which decreased by $75.9 million . This decrease was offset by increases in overnight funds and certificates of deposit over $100,000 of $37.6 and $16.0 million, respectively.

 The following table indicates the maturities and amounts of certificates of deposit and other time deposits issued in denominations of $100,000 or more as of June 30, 2000:

MATURITIES OF AND AMOUNTS OF CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS $100,000 OR MORE
(in thousands)

                         Certificates of Deposit   Other Time Deposits
                             $100,000 or More        $100,000 or More             Total
                         -----------------------   -------------------          --------
Three months or less            $125,878                $ 21,482                $147,360
Over 3 through 6 months           91,255                     336                  91,591
Over 6 through 12 months         140,511                   4,151                 144,662
Over 12 months                    67,839                      --                  67,839
                                --------                --------                --------

Total                           $425,483                $ 25,969                $451,452
                                ========                ========                ========

STOCKHOLDERS' EQUITY

The Company's stockholders' equity at June 30, 2000 was $150.6 million compared to $133.9 million at December 31, 1999. During this period stockholders' equity increased by $16.7 million primarily due to the retention of net income and the recovery in market value of the securities available for sale.

INTEREST RATE SENSITIVITY

The following table presents the projected maturities or interest rate adjustments of the Company's earning assets and interest-bearing funding sources based upon the contractual maturities or adjustment dates at June 30, 2000. The interest-earning assets and interest-bearing liabilities of the Company and the related interest rate sensitivity gap given in the following table may not be reflective of positions in subsequent periods.

                        INTEREST RATE SENSITIVITY REPORT
                             (Dollars in thousands)

                                      --------------------------------------------------------------------------------------------
                                         0 to 30     31 to 90    91 to 180     181 to 365      1 to 5        Over 5
                                          Days         Days         Days            Days        Years        Years         Total
                                      --------------------------------------------------------------------------------------------
Earning Assets:
   Loans                              $  563,390   $  162,947    $  108,094    $   79,613    $  167,544    $   18,608   $1,100,196
   Federal funds sold                     39,933                                                                            39,933
   Investment securities                 139,458       72,282        27,593        25,176        11,966        86,125      362,600
   Interest earning deposits with
     other banks                          30,064       39,877        16,333        38,765         4,000                    129,039
                                      ----------   ----------    ----------    ----------    ----------    ----------   ----------
Total                                    772,845      275,106       152,020       143,554       183,510       104,733    1,631,768
                                      ----------   ----------    ----------    ----------    ----------    ----------   ----------
Funding Sources:
   Savings and transaction deposits       30,023       75,764        36,750                                                142,537
   Certificates of deposits of $100K
     or more                              46,349       79,529        91,255       140,511        67,839                    425,483
   Certificates of deposits under
      $100K                               42,706      137,314       216,536       220,732       123,611            38      740,937
   Other time deposits                    18,480        3,002           336         4,151                                   25,969
   Funds overnight                       101,085                                                                           101,085
   Trust preferred securities                                                                                  12,650       12,650
                                      ----------   ----------    ----------    ----------    ----------    ----------   ----------
Total                                 $  238,643   $  295,609    $  344,877    $  365,394    $  191,450    $   12,688   $1,448,661
                                      ==========   ==========    ==========    ==========    ==========    ==========   ==========
Interest sensitivity gap              $  534,202   $  (20,503)   $ (192,857)   $ (221,840)   $   (7,940)   $   92,045   $  183,107
                                      ==========   ==========    ==========    ==========    ==========    ==========   ==========
Cumulative gap                        $  534,202   $  513,699    $  320,842    $   99,002    $   91,062    $  183,107
                                      ==========   ==========    ==========    ==========    ==========    ==========
Cumulative gap as a percentage
   of total earning assets                 32.74%       31.48%        19.66%         6.07%         5.58%        11.22%
                                      ==========   ==========    ==========    ==========    ==========    ==========

LIQUIDITY

Cash and cash equivalents decreased by $22.5 million from December 31, 1999 to June 30, 2000. During the first six months of 2000, net cash provided by operating activities was $31.2 million, net cash used in investing activities was $23.8 million and net cash used in financing activities was $29.9 million. For further information on cash flows, see the Consolidated Statement of Cash Flows.

The Company's principal sources of liquidity and funding are its diverse deposit base and the sale of bankers' acceptances as well as loan participations. The level and maturity of deposits necessary to support the Company's lending and investment activities is determined through monitoring loan demand and through its asset/liability management process. Considerations in managing the Company's liquidity position include, but are not limited to, scheduled cash flows from existing assets, contingencies and liabilities, as well as projected liquidity needs arising from anticipated extensions of credit. Furthermore the liquidity position is monitored daily by management to maintain a level of liquidity conducive to efficient operations and is continuously evaluated as part of the asset/liability management process.

The majority of the Company's deposits are short-term and closely match the short-term nature of the Company's assets. See "Interest Rate Sensitivity Report." At June 30, 2000 interest-earning assets maturing or repricing within six months were $1.200 billion, representing 73.5 percent of total earning assets. Earning assets maturing or repricing within one year were $1.344 billion or 82.3 percent of total earning assets. The interest bearing liabilities maturing within six months were $879.1 million or 60.7 percent of total interest bearing liabilities and maturing within one year were $1.244 billion or 85.9 percent of the total at June 30, 2000.

The short-term nature of the loan portfolio and the fact that a portion of the loan portfolio consists of bankers' acceptances provides additional liquidity to the Company. Liquid assets at June 30, 2000 were $404.6 million, 23.5 percent of total assets, and consisted of cash and cash equivalents, interest earning deposits with other banks and available for sale investment securities maturing within one year or less that are unpledged. At June 30, 2000 the Company had been advised of $34 million in available interbank funding.

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

As part of its examination process, the Office of the Comptroller of the Currency ("OCC") has directed the Bank, among other things, to take $32 million in transfer risk reserves related to the Bank's exposure in Ecuador and valuation of certain assets based upon the OCC's interpretation of regulatory accounting rules. While the Bank has taken the actions directed by the OCC for regulatory reporting purposes only, it disagrees with the OCC's interpretations of the regulatory accounting rules and is appealing such directions within the OCC. In an attempt to resolve the issue, the Bank has asked its counsel to independently review the facts underlying the events that led to the accounting disagreement and render a report to the Bank which the Bank will then share with its accountants. The OCC has initiated formal administrative action under
Section 8 of the Federal Deposit Insurance Act which the Bank has not agreed to and which the Bank is appealing and disputing in appropriate administrative actions within the OCC. As a part of the formal administrative action, the OCC has issued a temporary cease and desist order to the Bank containing certain accounting and capital requirements and requiring certain reports and filings, all of which the Bank believes it has complied with or was already in compliance with, except for certain reports which it will prepare and deliver in a timely manner under the order. As a result of the formal administrative action, however, the Bank may not accept new, or renew, "brokered deposits" without the prior approval of the Federal Deposit Insurance Corporation or appoint new directors or senior officers without the prior consent of the OCC. The Bank does not anticipate that either of such restrictions will have any material adverse effect on its business or operations. The Company is satisfied that the reserves it recorded in the third quarter of 1999 relating to its Ecuador and other Latin American exposures are adequate and in accordance with generally accepted accounting principles ("GAAP").

The Company is required by the Board of Governors of the Federal Reserve System Bancorp and the Company to file its reports with the Federal Reserve in accordance with GAAP, not in accordance with the OCC's regulatory accounting interpretations. As such, the capital ratios presented for the Company are calculated on a different basis than those presented for the Bank because of the aforementioned adjustments.


COMPANY CAPITAL RATIOS
(Dollars in thousands)

                                       June 30, 2000         December 31, 1999
                                  ---------------------     -------------------
                                   Amount         Ratio     Amount        Ratio
                                   ------         -----     ------        -----
Tier 1 risk-weighted

Capital:
   Actual                         $168,796        14.2%    $153,976        13.1%
   Minimum                          48,078         4.0%      47,019         4.0%
Total risk-weighted

Capital:
   Actual                          183,680        15.5%     168,752        14.4%
   Minimum                          96,157         8.0%      94,037         8.0%
Leverage:
   Actual                          168,796         9.7%     153,976         8.9%
   Minimum                          52,381         3.0%      51,659         3.0%

BANK CAPITAL RATIOS
(Dollars in thousands)

                                                           June 30, 2000                       December 31, 1999
                                                      ------------------------              ------------------------
                                                      Amount             Ratio              Amount             Ratio
                                                      ------             -----              ------             -----
Tier 1 risk-weighted capital:
   Actual                                           $ 124,760            11.0%            $ 121,497            10.2%
   Minimum to be well capitalized                      69,349             6.0%               71,633             6.0%
   Minimum to be adequately capitalized                46,233             4.0%               47,755             4.0%
Total risk-weighted capital:
   Actual                                             139,492            12.2%              136,501            11.4%
   Minimum to be well capitalized                     115,582            10.0%              119,389            10.0%
   Minimum to be adequately capitalized                92,466             8.0%               95,511             8.0%

Leverage:
   Actual                                             124,760             7.4%              121,497             7.1%
   Minimum to be well capitalized                      84,843             5.0%               85,629             5.0%
   Minimum to be adequately capitalized                67,874             4.0%               68,503             4.0%


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

Interest Rate Sensitivity Report as of June 30, 2000 shows that interest earning assets maturing or repricing within one year exceed interest bearing liabilities by $99.0 million. The Company monitors that the assets and liabilities are closely matched to minimize interest rate risk.

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

On a daily basis the Bank's Controller and the Bank's Treasurer are responsible for measuring and managing market risk.

RESULTS OF OPERATIONS-SIX MONTHS

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds. It constitutes the Company's principal source of income. Net interest income increased to $32.3 million for the six months ended June 30, 2000 from $27.7 million for the same period in 1999, a 16.6 percent increase. The increase was due largely to an increase in the net interest margin as well as an increase in average earning assets. Average earning assets increased to $1.646 billion for the six months ended June 30, 2000 from $1.517 billion for the same period in 1999, an 8.5 percent increase. Average loans and acceptances discounted increased to $1.182 billion for the six months ended June 30, 2000 from $1.165 billion for the same period in 1999, a 1.5 percent increase, despite the reclassification of bearer debt securities underwritten as loans and considered in the loan portfolio during 1999. Management changed its original intent to hold these securities to maturity and approximately $166 million in foreign debt securities were reclassified to investments available for sale. The overall increase in loans was largely attributable to trade finance activities within the Region. Net interest margin increased to 3.94 percent for the six months ended June 30, 2000 from 3.68 percent for the same period in 1999, a 26 basis point increase. This increase is due primarily to the increases in the prime rate during the last six months which has in turn increased the base for pricing commercial loans.

Interest income increased to $74.6 million for the six months ended June 30, 2000 from $63.5 million for the same period in 1999, a 17.5 percent increase, reflecting the increase in commercial loan balances and the increase in prevailing interest rates. Interest expense increased to $42.3 million for the six months ended June 30, 2000 from $35.8 million for the same period in 1999, an 18.2 percent increase. Average interest-bearing deposits increased to $1.440 billion for the six months ended June 30, 2000 from $1.329 billion for the same period in 1999, an 8.4 percent increase. The growth in deposits was primarily a result of the Company seeking additional deposits to fund asset growth.

                                                      YIELDS EARNED AND RATE PAID
------------------------------------------------------------------------------------------------------------------------------------
                                                                                For the Six Months Ended
                                                        ---------------------------------------------------------------------------
                                                        June 30, 2000                           June 30, 1999
                                                           Average       Revenue/       Yield/     Average       Revenue/    Yield/
                                                           Balance       Expense        Rate       Balance       Expense     Rate
                                                         -----------     --------       ------  -------------   ---------  --------
Total Earning Assets
Loans:
    Commercial loans                                      $1,058,511      $49,927       9.33%    $1,038,509      $45,004     8.62%
    Acceptances Discounted                                   114,067        5,455       9.46%       113,276        5,031     8.83%
    Overdraft                                                  7,475          878      23.23%         9,271          985    21.13%
    Mortgage loans                                             2,108           85       7.98%         3,711          116     6.22%
                                                          ----------      -------                ----------      -------
Total Loans                                                1,182,161       56,345       9.43%     1,164,767       51,136     8.73%
Time Deposit with Banks                                      153,161        7,278       9.40%       158,758        6,995     8.76%
Investments                                                  259,924        9,466       7.20%       159,007        4,499     5.63%
Federal funds sold                                            51,137        1,518       5.87%        34,764          849     4.86%
                                                          ----------      -------      -----     ----------      -------    -----

     Total Investments and Time Deposit with Banks           464,222       18,262       7.78%       352,529       12,343     6.96%
Total Interest Earning assets                              1,646,383       74,607       8.96%     1,517,296       63,479     8.32%
                                                                          -------      -----                     -------    -----
Total non interest earning assets                             86,765                                104,533
                                                          ----------                             ----------
Total Assets                                              $1,733,148                             $1,621,829
                                                          ==========                             ==========
Interest Bearing Liabilities
Deposits:
    NOW and savings accounts                              $   21,916          265       2.39%    $   22,756          271     2.37%
    Money Market                                              44,817        1,310       5.78%        44,762        1,028     4.57%
    Presidential Money Market                                 68,578        1,921       5.54%        33,119          789     4.74%
    Certificate of Deposits (including IRA)                1,217,235       35,794       5.82%     1,121,146       30,444     5.40%
    Time Deposits with Banks (IBF)                            87,530        2,365       5.34%       107,695        2,482     4.58%
                                                          ----------      -------      -----     ----------      -------    -----
Total Deposits                                             1,440,076       41,655       5.72%     1,329,478       35,014     5.24%
Trust preferred securities                                    12,650          617       9.75%        12,522          615     9.77%
Federal Funds Purchased                                           27            1       6.48%         2,734          103     7.49%
Other Borrowings                                                   0            0       0.00%         1,614           41     5.05%
                                                          ----------      -------      -----     ----------      -------    -----
Total interest bearing liabilities                         1,452,753       42,273       5.76%     1,346,348       35,773     5.28%
                                                          ----------      -------      -----     ----------      -------    -----
Non interest bearing liabilities
    Demand Deposits                                           78,032                                 73,940
    Other Liabilities                                         56,076                                 71,832
                                                          ----------                             ----------
Total non-interest bearing liabilities                       134,108                                145,772
Stockholders' equity                                         146,287                                129,709
                                                          ----------                             ----------
Total Liabilities and Stockholders' Equity                $1,733,148                             $1,621,829
                                                          ==========                             ==========
Net Interest income/net interest spread                                   $32,334       3.21%                    $27,706     3.04%
                                                                          =======      =====                     =======    =====

Margin
Interest income/interest earning assets                                                 9.09%                                8.44%
Interest expense/interest earning assets                                                5.15%                                4.76%
    Net interest margin                                                                 3.94%                                3.68%


PROVISION FOR CREDIT LOSSES

The Company's provision for credit losses decreased to $750 thousand for the six months ended June 30, 2000 from $2.6 million for the same period in 1999. Net loan charge-offs during the first six months of 2000 amounted to $1.93 million compared to $2.74 million for the same period in 1999. The allowance for credit losses increased from $12.7 million at June 30, 1999 to $20.2 million at June 30, 2000.

NON-INTEREST INCOME

Non-interest income remained relatively stable, $9.5 million for the six months ended June 30, 2000 compared to $9.4 million for the same period in 1999. The increase in structuring and syndication fees of $390 thousand, was offset by a decrease in trade finance fees and commissions of $1.4 million. The Company realized a gain on the sale of foreign debt securities of $1.2 million during the six month period.

The following table sets forth details regarding the components of non-interest income for the periods indicated.

NON-INTEREST INCOME
(Dollars in thousands)

                                            For the Six Months Ended June 30,
                                        ---------------------------------------
                                                       1999 to 2000
                                          1999        Percent Change     2000
                                          ----        --------------     ----

Trade finance fees and commissions      $ 6,432          -22.5%        $ 4,984
Structuring and syndication fees          1,797           21.7%          2,187
Customer service fees                       771           10.1%            849
Gain (loss) on sale of assets               214          484.1%          1,250
Other                                       175            7.4%            188
                                        -------          -----         -------
Total non-interest income               $ 9,389            0.7%        $ 9,458
                                        =======          =====         =======

OPERATING EXPENSES

Operating expenses increased to $17.6 million for the six months ended June 30, 2000 from $14.6 million for the same period in 1999, a 20.6 percent increase. The majority of this increase was in other losses and charge-offs which increased to $2.6 million from $1.1 million largely as a result of a write off of a receivable. The Company's efficiency ratio increased to 41.6 percent for the six month period ended June 30, 2000 from 38.5 percent for the same period in 1999.

The following table sets forth details regarding the components of operating expenses for the periods indicated.

OPERATING EXPENSES
(Dollars in thousands)

                                                          For the Six Months Ended June 30,
                                                                      1999 to 2000
                                                       1999          Percent Change      2000
                                                     -------         --------------    -------
Employee compensation and benefits                   $  6,511            8.6%         $  7,069
Occupancy and equipment                                 1,997           22.8%            2,452
Legal Expenses                                          1,221          -12.3%            1,071
Other losses & charge-offs                              1,093          136.1%            2,581
Other operating expenses                                3,808           16.0%            4,419
                                                     --------           ----          --------
Total operating expenses                             $ 14,630           20.2%         $ 17,592
                                                     ========           ====          ========


RESULTS OF OPERATIONS - SECOND QUARTER

Net interest income increased to $15.8 million for the quarter ended June 30, 2000 from $14.3 million for the same period in 1999, a 10.5 percent increase. This increase was due to an increase in average earning assets of 12.1 percent to $1.663 billion, from $1.483 billion for the same period in 1999. Average loans decreased to $1.121 billion after excluding $136 million in loans reclassified to investments available for sale discussed earlier. In addition, average investments increased by approximately $86 million to $344.6 million after considering the reclassification of investments recorded at December 31, 1999. Net interest margin decreased by 10 basis points to 3.81 percent for the quarter ended June 30, 2000, from 3.91 percent for the same period in 1999. The primary reason for the decrease in the net interest margin is a result of increased liquidity during the quarter ended June 30, 2000.

Interest income increased to $37.6 million for the quarter ended June 30, 2000 from $31.5 for the same period in 1999 a 19.4 percent increase reflecting the increase in average investments. In addition, the yield earned on loans increased by 73 basis points to 9.50 percent at June 30, 2000 from 8.77 percent at the same period in 1999. Interest expense increased to $21.8 million, an increase of 26.7 percent when compared to the same period in 1999. Average interest bearing liabilities increased by 12.0 percent to $1.465 billion when compared to the same period in 1999. The increase in average interest bearing deposits was primarily in certificate of deposits which increased by 12.5 percent to $1.218 billion at June 30, 2000 when compared to the same period in 1999. In addition, the yield paid on interest bearing liabilities increased by 63 basis points to 5.89 percent for the three months ended June 30, 2000 when compared to the same period in 1999.

                                                       YIELDS EARNED AND RATE PAID
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    For The Quarter Ended
                                                        ---------------------------------------------------------------------------
                                                                    June 30, 2000                           June 30, 1999
                                                        -----------------------------------       ---------------------------------
                                                          Average                    Yield/       Average                    Yield/
                                                          Balance      Interest       Rate        Balance       Interest      Rate
                                                        ----------     --------      ------       -------       --------     ------
Total Earning Assets
Loans:
    Commercial loans                                    $  996,724      $23,674       9.40%      $1,048,923      $22,883       8.73%
    Acceptances Discounted                                 113,569        2,733       9.52%         109,550        2,389       8.72%
    Overdraft                                                9,191          491      21.13%           6,505          289      17.77%
    Mortgage loans                                           2,089           42       7.95%           2,322           45       7.75%
                                                        ----------      -------                  ----------      -------
TOTAL LOANS                                              1,121,573       26,940       9.50%       1,167,300       25,606       8.77%
Time Deposit with Banks                                    144,214        3,437       9.43%         162,295        3,754       9.25%
Investments                                                344,565        6,414       7.36%         122,672        1,744       5.69%
Federal funds sold                                          52,386          815       6.15%          31,084          383       4.93%
                                                        ----------      -------      -----       ----------      -------      -----
     Total Investments and Time Deposit with Banks         541,165       10,666       7.80%         316,051        5,881       7.44%
Total Interest Earning assets                            1,662,738       37,606       8.95%       1,483,351       31,487       8.49%
                                                                        -------      -----                       -------      -----
Total non interest earning assets                           84,877                                   87,781
                                                        ----------                               ----------
Total Assets                                            $1,747,615                               $1,571,132
                                                        ==========                               ==========
Interest Bearing Liabilities
Deposits:
    NOW and savings accounts                            $   21,663          133       2.43%      $   23,847          162       2.72%
    Money Market                                            45,578          680       5.90%          43,686          499       4.57%
    Presidential Money Market                               71,577        1,015       5.61%          40,482          484       4.78%
    Certificate of Deposits (including IRA)              1,218,136       18,301       5.94%       1,082,645       14,556       5.38%
    Time Deposits with Banks (IBF) and Other                95,344        1,361       5.65%         102,145        1,145       4.48%
                                                        ----------      -------      -----       ----------      -------      -----
Total Deposits                                           1,452,298       21,490       5.85%       1,292,805       16,846       5.21%
Trust preferred securities                                  12,650          308       9.74%          12,650          313       9.90%
Federal Funds Purchased                                          0            0       0.00%               0            0       0.00%
Other Borrowings                                                 0            0       0.00%           3,101           39       5.03%
                                                        ----------      -------      -----       ----------      -------      -----
Total interest bearing liabilities                       1,464,948       21,798       5.89%       1,308,556       17,198       5.26%
                                                        ----------      -------      -----       ----------      -------      -----
Non interest bearing liabilities
    Demand Deposits                                         74,893                                   72,389
    Other Liabilities                                       59,691                                   57,126
                                                        ----------                               ----------
Total non interest bearing liabilities                     134,584                                  129,515
Stockholders' equity                                       148,083                                  133,061
                                                        ----------                               ----------
Total Liabilities and Stockholders' Equity              $1,747,615                               $1,571,132
                                                        ==========                               ==========
Net Interest income/net interest spread                                 $15,808       3.06%                      $14,289       3.23%
                                                                        =======      =====                       =======      =====
Margin
Interest income/interest earning assets                                               9.07%                                    8.61%
Interest expense/interest earning assets                                              5.26%                                    4.70%
                                                                                     -----                                    -----
    Net interest margin                                                               3.81%                                    3.91%


NON-INTEREST INCOME

Non-interest income decreased by six percent, $4.8 million for the three months ended June 30, 2000 compared to $5.1 million for the same period in 1999. In addition, the Company realized a gain on the sale of foreign debt securities of $1.2 million during the three month period which offset decreases in trade finance fees and structuring and syndication fees.

The following table sets forth details regarding the components of non-interest income for the periods indicated.

NON-INTEREST INCOME
(Dollars in thousands)

                                                For the Three Months Ended June 30,
                                           ----------------------------------------------
                                                             1999 to 2000
                                           1999             Percent Change           2000
                                           ----             --------------           ----
Trade finance fees and commissions        $3,442                -35.5%              $2,219
Structuring and syndication fees           1,220                -42.7%                 699
Customer service fees                        356                 26.1%                 449
Gain (loss) on sale of assets                 27               4874.1%               1,343
Other                                         56                 50.0%                  84
                                          ------               ------               ------
Total non-interest income                 $5,101                 -6.0%              $4,794
                                          ======               ======               ======


OPERATING EXPENSES

Operating expenses increased to $8.6 million for the quarter ended June 30, 2000 from $7.5 million for the same period in 1999 an increase of 15.0 percent. The increase was primarily in employee compensation and benefits attributable to an increase in the domestic commercial lending department that was added in the second quarter to expand the Company's domestic loan activities.

OPERATING EXPENSES
(Dollars in thousands)

                                                For the Three Months Ended June 30,
                                           ----------------------------------------------
                                                             1999 to 2000
                                            1999           Percent Change         2000
                                            ----           --------------         ----
Employee compensation and benefits        $ 3,167               19.5%          $ 3,783
Occupancy and equipment                     1,037               11.3%            1,154
Other operating expenses                    3,257               11.8%            3,641
                                          -------               ----           -------
Total operating expenses                  $ 7,461               15.0%          $ 8,578
                                          =======               ====           =======

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On January 13, 1998 Development Specialists, Inc., the Liquidating Trustee of the Model Imperial Liquidating Trust established under the Plan of Reorganization in the Model Imperial, Inc. Chapter 11 Bankruptcy proceeding, filed an action against Hamilton Bank in the United States Bankruptcy Court for the Southern District of Florida objecting to Hamilton Bank's proof of claim in the Chapter 11 proceeding and affirmatively seeking damages against Hamilton Bank in excess of $34 million for alleged involvement with former officers and directors of Model Imperial, Inc. in a scheme to defraud Model Imperial, Inc. and its bank lenders. The action is one of several similar actions that were filed by the Trustee against other defendants that were involved with Model Imperial seeking essentially the same amount of damages as in the action against Hamilton Bank. The Company believes the claims are without merit and is vigorously defending the action. A trial of various bankruptcy preference claims in excess of $12,000,000 was held in November, 1999. The Judge rendered a decision on May 16, 2000 holding Hamilton Bank's proof of claim was subordinate to DSI's and granting monetary bankruptcy preference damages against Hamilton Bank in the amount of $2,448,148. Both Hamilton Bank and DSI have appealed this decision.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2000                          Hamilton Bancorp Inc.

                                                /s/ J. Carlos Bernace
                                                -------------------------------
                                                J. Carlos Bernace,
                                                Executive Vice President


                                                /s/ EVA LYNN HERNANDEZ
                                                -------------------------------
                                                Eva Lynn Hernandez
                                                Vice President - Finance,
                                                Controller and Chief
                                                Accounting Officer