Form 10-Q
period 2000-09-30
HAMILTON BANCORP INC
filed 2000-11-28
CIK 894172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

     (Mark One)

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________to_______________

                         Commission file number: 0-20960

                              HAMILTON BANCORP INC.
             (Exact Name of Registrant as Specified in Its Charter)

             FLORIDA                                  65-0149935
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

                                 Yes [ ] No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes [ ] No [ ]

ITEM 1

The following interim financial statements have not been reviewed by the Company's independent public accountants as required by Rule 10-01(d) of Regulation S-X (see Note 1).

                          PART I. FINANCIAL INFORMATION

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (In thousands)

                                                                                     September 30,  December 31,
                                                                                         2000          1999
                                                                                     -----------    -----------
                                                                                     (Unaudited)     (Audited)

                                     ASSETS

CASH AND DEMAND DEPOSITS WITH OTHER BANKS                                            $    23,613    $    21,710
FEDERAL FUNDS SOLD                                                                        41,718         63,400
                                                                                     -----------    -----------
      Total cash and cash equivalents                                                     65,331         85,110

INTEREST EARNING DEPOSITS WITH  OTHER BANKS                                              119,472        187,685
SECURITIES AVAILABLE FOR SALE                                                            314,136        274,277
LOANS-NET                                                                              1,152,826      1,091,976
DUE FROM CUSTOMERS ON BANKERS ACCEPTANCES                                                 33,987         27,767
DUE FROM CUSTOMERS ON DEFERRED PAYMENT LETTERS OF CREDIT                                     842          5,835
PROPERTY AND EQUIPMENT-NET                                                                 4,659          5,209
ACCRUED INTEREST RECEIVABLE                                                               16,446         19,111
GOODWILL-NET                                                                               1,527          1,658
OTHER ASSETS                                                                              23,690         22,672
                                                                                     -----------    -----------
TOTAL                                                                                $ 1,732,916    $ 1,721,300
                                                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                                             $ 1,528,841    $ 1,535,606
TRUST PREFERRED SECURITIES                                                                12,650         12,650
BANKERS ACCEPTANCES OUTSTANDING                                                           33,987         27,767
DEFERRED PAYMENT LETTERS OF CREDIT OUTSTANDING                                               842          5,835
OTHER LIABILITIES                                                                         10,984          5,544
                                                                                     -----------    -----------
     Total liabilities                                                                 1,587,304      1,587,402
                                                                                     -----------    -----------
STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 75,000,000 shares authorized, 10,081,147 shares
       issued and outstanding at September 30, 2000 and December 31, 1999                    101            101
     Capital surplus                                                                      60,701         60,708
     Retained earnings                                                                    91,349         82,175
     Accumulated other comprehensive loss                                                 (6,539)        (9,086)
                                                                                     -----------    -----------
     Total stockholders' equity                                                          145,612        133,898
                                                                                     -----------    -----------
TOTAL                                                                                $ 1,732,916    $ 1,721,300
                                                                                     ===========    ===========

See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)

                                                      Three Months Ended            Nine Months Ended
                                                          September 30,                 September 30,
                                                  ----------------------------   --------------------------
                                                      2000            1999           2000            1999
                                                  ------------    ------------    -----------   -----------
                                                           (Unaudited)                   (Unaudited)
INTEREST INCOME:
  Loans, including fees                           $     28,679    $     27,490    $    85,005   $    78,627
  Deposits with other banks                              2,884           4,527         10,162        11,522
  Investment securities                                  6,622           1,970         16,107         6,469
  Federal funds sold                                       731             255          2,249         1,104
                                                  ------------    ------------    -----------   -----------
     Total                                              38,916          34,242        113,523        97,722
INTEREST EXPENSE:
  Deposits                                              22,639          17,544         64,294        52,558
  Trust preferred securities                               308             308            925           923
  Federal funds purchased and other borrowing                1              33              2           178
                                                  ------------    ------------    -----------   -----------
     Total                                              22,948          17,885         65,221        53,659
                                                  ------------    ------------    -----------   -----------
NET INTEREST INCOME                                     15,968          16,357         48,302        44,063
PROVISION FOR CREDIT LOSSES                             13,300          15,019         12,250        17,665
                                                  ------------    ------------    -----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT
  LOSSES                                                 4,468           1,338         36,052        26,398
                                                  ------------    ------------    -----------   -----------
NON-INTEREST INCOME:
  Trade finance fees and commissions                     2,152           2,948          7,136         9,380
  Structuring and syndication fees                         531           1,102          2,718         2,899
  Customer service fees                                    363             363          1,213         1,136
  Gain on sale of assets                                   549             346          1,799           560
  Other                                                    101              63            288           236
                                                  ------------    ------------    -----------   -----------
     Total                                               3,696           4,822         13,154        14,211
                                                  ------------    ------------    -----------   -----------
OPERATING EXPENSES:
  Employee compensation and benefits                     3,630           3,258         10,698         9,769
  Occupancy and equipment                                1,217           1,118          3,670         3,115
  Legal Reserve                                          3,924                          4,524
  Write down of Available for Sale Security              4,320                          4,320
  Other                                                  4,561           2,934         12,032         9,056
                                                  ------------    ------------    -----------   -----------
     Total                                              17,652           7,310         35,244        21,940
                                                  ------------    ------------    -----------   -----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES        (11,288)         (1,150)        13,962        18,669
PROVISION FOR (CREDIT) INCOME TAXES                     (5,702)           (414)         5,181         6,904
                                                  ------------    ------------    -----------   -----------
NET INCOME (LOSS)                                 $     (5,586)   $       (736)   $     8,781   $    11,765
                                                  ============    ============    ===========   ===========
NET INCOME (LOSS) PER COMMON SHARE:
     BASIC                                        $      (0.55)   $      (0.07)   $      0.91   $      1.17
                                                  ============    ============    ===========   ===========
     DILUTED                                      $      (0.55)   $      (0.07)   $      0.90   $      1.14
                                                  ============    ============    ===========   ===========
AVERAGE SHARES OUTSTANDING:
     BASIC                                          10,081,147      10,076,147     10,081,147    10,066,107
                                                  ============    ============    ===========   ===========
     DILUTED                                        10,219,678      10,284,150     10,223,832    10,278,347
                                                  ============    ============    ===========   ===========

See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)


                                                                           Three Months Ended            Nine Months Ended
                                                                              September 30,                September 30,
                                                                        -----------------------       -----------------------
                                                                          2000           1999           2000           1999
                                                                        --------       --------       --------       --------
                                                                             (Unaudited)                     (Unaudited)

NET INCOME (LOSS)                                                       $ (5,586)      $   (736)      $  9,174       $ 11,765

OTHER COMPREHENSIVE INCOME (LOSS), Net of tax:
    Net change in unrealized loss on securities available for sale
      during the period                                                    3,125            213          5,375            627
    Less: Reclassification adjustment for gains included in
      net income                                                            (228)            --           (266)            --
    Less: Reclassification adjustment for write off of a foreign
      bank stock                                                              --             --             --           (187)
    Less: Reclassification adjustment for write down of a foreign
      debt security                                                       (2,298)            --         (2,570)            --
                                                                        --------       --------       --------       --------
                   Total                                                     599            213          2,539            440
                                                                        --------       --------       --------       --------

COMPREHENSIVE INCOME (LOSS)                                             $ (4,987)      $   (523)      $ 11,713       $ 12,205
                                                                        ========       ========       ========       ========




See accompanying notes to consolidated financial statements

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Dollars in thousands, except per share data)


                                                                                                     Accumulated
                                                       Common Stock                                     Other         Total
                                                  ------------------------      Capital    Retained Comprehensive  Stockholders'
                                                    Shares          Amount      Surplus    Earnings      Loss         Equity
                                                  -----------      -------      -------    --------     -------      --------
Balance, December 31, 1999 (audited)               10,081,147      $   101      $60,708     $82,175     ($9,086)     $133,898

Adjustment of tax liabilities
due to stock options excercized                                                      (6)                                   (6)

Net change in unrealized loss on
  securities available for sale, net of taxes                                                             2,547         2,547

Net income for the nine months ended
  September 30, 2000                                                                          9,174                     9,174
                                                  -----------      -------      -------     -------     -------      --------
Balance as of September 30, 2000
  (Unaudited)                                      10,081,147      $   101      $60,702     $91,348     ($6,539)     $145,612
                                                  ===========      =======      =======     =======     =======      ========






See accompanying notes to consolidated financial statements.

                 HAMILTON BANCORP INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (Dollars in thousands)

                                                                             For Nine Months Ended
                                                                                  September 30,
                                                                             ----------------------
                                                                               2000         1999
                                                                             ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                              $   9,174    $  11,765
       Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                           1,110          928
         Provision for credit losses                                            14,050       17,665
         Deferred tax provision (credit)                                           371       (4,686)
         Write down/write off of available for sale security                     4,320          187
         Net gain on sale of loans                                                   0         (534)
         Net gain on sale of other real estate owned                                 0          (26)
         Net gain on sale of fixed assets                                          (13)           0
         Net gain on sale of investments                                        (1,714)           0
       Proceeds from the sale of bankers acceptances                            54,329       18,373
       Increase in accrued interest receivable and other assets                   (229)     (11,779)
       Increase (decrease) in other liabilities                                  5,431         (673)
                                                                             ---------    ---------
         Net cash provided by operating activities                              86,829       31,220
                                                                             ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease (increase) in interest-earning deposits with other banks          68,213      (19,959)
     Purchase of securities available for sale                                (800,021)    (572,029)
     Purchase of securities held to maturity                                         0      (14,703)
     Proceeds from sales and maturities of securities available for sale       761,647      593,819
     Purchase of loan participations                                                 0      (55,815)
     Proceeds from paydowns of securities held to maturity                           0        2,607
     Proceeds from sale of loans                                                     0       18,186
     Increase in loans-net                                                    (129,228)     (37,939)
     Purchases of property and equipment-net                                      (454)      (1,230)
     Proceeds from sale of other real estate owned                                   0           38
                                                                             ---------    ---------
         Net cash used in investing activities                                 (99,843)     (87,025)
                                                                             ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease) increase in deposits                                         (6,765)       7,218
    Proceeds from trust preferred securities offering                                0        1,650
    Payment of other borrowing                                                       0       (6,116)
    Net proceeds from exercise of common stock options                               0          118
                                                                             ---------    ---------
    Net cash (used in) provided by financing activities                         (6,765)       2,870
                                                                             ---------    ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (19,779)     (52,935)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                            85,110      111,790
                                                                             ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                               $  65,331    $  58,855
                                                                             =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the period                                            $  65,124    $  54,625
                                                                             =========    =========
  Income taxes paid during the period                                        $   7,548    $  10,845
                                                                             =========    =========

See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

NOTE 1:  BASIS OF PRESENTATION

The consolidated statements of condition for Hamilton Bancorp Inc. and Subsidiaries (the "Company") as of September 30, 2000 and December 31, 1999, the related consolidated statements of income, stockholders' equity and the cash flows for the nine months ended September 30, 2000 and 1999 included in the Form 10-Q have been prepared by the Company in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited except for the consolidated statement of condition as of December 31, 1999.

The Company and the Office of the Comptroller of the Currency ("OCC"), a regulatory agency regulating the Company's subsidiary, Hamilton Bank, N.A. (the "Bank"), have differing interpretations as to the accounting treatment for certain transactions involving the Bank. While the Bank has taken the actions directed by the OCC for regulatory reporting purposes only, it has disagreed with the OCC's interpretations of the regulatory accounting rules. The OCC believes the accounting for certain transactions recorded in the Bank's amended regulatory filings should also be reflected in its financial statements prepared in accordance with Generally Accepted Accounting Principals ("The Financial Statements"). If such adjustments were made to the financial statements, 1998 net income would decrease by approximately $15 million and 1999 other comprehensive income would increase by $15 million. Total stockholder's equity would remain unchanged. The Company and the Bank's audit committees have received a report from independent counsel relating to such transactions. The report has been delivered to the Company's independent accountants. In addition, the Company received comments from the Securities and Exchange Commission ("SEC") with respect to its Form 10-K for the year ended December 31, 1999 and its Form 10-Qs for the quarters ended March 31, 2000 and June 30, 2000, shortly prior to the filing deadline for the September Form 10-Q. The Company and its independent accountants are in the process of reviewing the independent counsel's report. Until this review is completed, the independent accountants will not complete their review of the September 30 Form 10-Q. This review is required by Rule 10-01(d) of Regulation S-X, a requirement that became effective only earlier this year. Accordingly, this Form 10-Q is being filed without such required review. The Company does not believe that changes, if any, will either adversely affect 2000 earnings or have any material adverse effect on its business or operations.

The accounting policies followed for interim financial reporting are consistent with the accounting policies set forth in Note 1 to the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

NOTE 2: NET INCOME PER COMMON SHARE

Basic earnings per share are computed by dividing the Company's net income by the weighted average number of shares outstanding during the period.

Diluted earnings per share are computed by dividing the Company's net income by the weighted average number of shares outstanding and the dilutive impact of potential common stock, primarily stock options. The dilutive impact of common stock is determined by applying the treasury stock method.

NOTE 3: STOCK OPTIONS

On January 3, 2000, the Company granted 96,759 options at an exercise price of $17.75. These options vest in thirds; twelve, eighteen and twenty-four months after the grant if the individual is then employed with the Company.

NOTE 4: REGULATORY CAPITAL

The Company is subject to risk-based capital and leverage guidelines issued by the Board of Governors of the Federal Reserve System. These guidelines are used to evaluate capital adequacy and include required minimums. Following an examination conducted by the Federal Reserve examiners on April 27, 2000, the Company was directed by the Federal Reserve to file required reports following generally accepted accounting principles and not in accordance with the regulatory account interpretations of the OCC. On August 28, 2000, the Company was directed by the Federal Reserve System to re-file its reports in accordance with the primary regulator's interpretations of GAAP. The Hamilton Bank's primary regulator is the OCC.

Hamilton Bank was directed by the OCC to record certain adjustments for regulatory reporting purposes discussed in the Capital Resources section. These adjustments amount to $34,218,000 and $42,651,000 for September 30, 2000 and December 31, 1999, respectively. The notes to the financial statements of December 31, 1999 discussed additional adjustments as disputed items not recorded by Hamilton Bank. Subsequently and in the interest of regulatory compliance, these adjustments in the amount of $17,776,000 were recorded for regulatory reporting purposes and the corresponding reports were amended as mandated by the OCC. During the first nine months, these adjustments were reduced by the following events: (i) a reduction of the allocated transfer risk reserve of $915,000 and (ii) realized gains in the sales of assets previously written down of $6,301,000.

On October 26, 2000, the OCC directed Hamilton Bank to take an additional $9,036,000 in allocated transfer risk reserves; specifically a 90% allocated reserve on one borrower. This amount was required by the OCC because certain obligations of one Ecuadorian borrower became past due greater than 30 days. Hamilton Bank has appealed this decision because the borrower brought these obligations current prior to the end of the regulatory reporting period. Hamilton Bank has appealed this action under OCC Bulletin 96-18.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Hamilton Bancorp Inc. ("Bancorp") is a bank holding company, which conducts operations principally through its 99.8 percent subsidiary, Hamilton Bank, N.A. (the "Bank" and, collectively with Bancorp, the "Company"). The Bank is a national bank which specializes in financing trade flows between domestic and international companies on a global basis, with particular emphasis on trade with and between South America, Central America, the Caribbean (collectively, the "Region") and the United States. The Bank has a network of nine FDIC-insured branches with eight Florida locations in Miami, Sarasota, Tampa, West Palm Beach, Winter Haven and Weston, and a branch in San Juan, Puerto Rico.

FINANCIAL CONDITION - SEPTEMBER 30, 2000 VS. DECEMBER 31, 1999.

Total consolidated assets remained relatively the same at $1.73 billion at September 30, 2000 although there were changes within the asset categories. Cash and cash equivalents decreased by $19.8 million or 23.2 percent. Securities available for sale increased by 14.5 percent to $314.1 million of which approximately $109 million represents additional liquidity. Total loans increased by $61.6 million or 5.5 percent, primarily domestic loans.

CASH, DEMAND DEPOSITS WITH OTHER BANKS AND FEDERAL FUNDS SOLD

Cash, demand deposits with other banks and federal funds sold are considered cash and cash equivalents. Balances of these items fluctuate daily depending on many factors, which include or relate to the particular banks that are clearing funds, loan payoffs, deposit gathering and reserve requirements. Cash, demand deposits with other banks and federal funds sold were $65.3 million at September 30, 2000 compared to $85.1 million at December 31, 1999.

INTEREST-EARNING DEPOSITS WITH OTHER BANKS AND INVESTMENT SECURITIES

Interest-earning deposits with other banks decreased to $119.5 million at September 30, 2000 from $187.7 million at December 31, 1999. These deposits are placed with correspondent banks in the Region, generally on a short-term basis (less than 365 days), to increase yields and enhance relationships with the correspondent banks. The level of such deposits has diminished as the exposure in the Region has decreased during the nine months ended September 30, 2000. The short-term nature of these deposits allows the Company the flexibility to later redeploy assets into higher yielding loans.

Investment securities increased to $314.1 million at September 30, 2000 from $274.3 million at December 31, 1999. The increase has been primarily in U.S. treasury and government agency securities and to a lesser extent U.S. government mortgage backed securities. The U.S. treasury and government agency securities are short term in nature and allow the Company the flexibility of liquidity and the ability to convert these assets into higher yielding loans as these become accessible. The mortgage-backed securities diversify the Company's portfolio, are eligible collateral for securing public funds and qualify as a Community Reinvestment Act investment.

LOANS

The Company's gross loan portfolio increased by $61.6 million, during the first nine months of 2000 in relation to the year ended December 31, 1999. This increase was primarily in domestic commercial loans and acceptances and to a lesser extent, foreign commercial loans. Details on the loans by type are shown in the table below. At September 30, 2000 approximately 45.0 percent of the Company's portfolio consisted of loans to domestic borrowers and 55.0 percent of the Company's portfolio consisted of loans to foreign borrowers. The Company's loan portfolio is relatively short-term, as approximately 58.8 and 72.6 percent of loans at September 30, 2000 were short-term loans with average maturities of less than 180 and less than 365 days, respectively.

The following table sets forth the loans by type in the Company's loan portfolio at the dates indicated.

LOANS BY TYPE
(In thousands)

                                          September 30,  December 31,
                                              2000           1999
                                           ----------     ----------
Domestic:
Commercial (1)                             $  446,177     $  394,841
Acceptances discounted                         81,963         59,040
Residential mortgages                           2,025          2,140
                                           ----------     ----------
Subtotal Domestic                             530,165        456,021
                                           ----------     ----------
Foreign:
Banks and other financial institutions        184,139        224,155
Commercial and industrial (1)                 380,544        338,411
Acceptances discounted                         41,522         59,256
Government and official institutions           41,410         38,358
                                           ----------     ----------
Subtotal Foreign                              647,615        660,180
                                           ----------     ----------
Total Loans                                $1,177,780     $1,116,201
                                           ==========     ==========


(1) Includes pre-export financing, warehouse receipts and refinancing of letter of credits.

The following tables reflect both the Company's growth and diversification in financing trade flows between the United States and the Region in terms of loans by country and cross-border outstanding by country. The aggregate amount of the Company's cross-border outstandings by primary credit risk include cash and demand deposits with other banks, interest earning deposits with other banks, investment securities, due from customers on bankers acceptances, due from customers on deferred payment letters of credit and loans, net of related deposits. Exposure levels in any given country at the end of each period may be impacted by the flow of trade between the United States (and to a large extent Florida) and the given countries, as well as the price of the underlying goods or commodities being financed.

At September 30, 2000 approximately 32.5 percent in principal amount of the Company's loans were outstanding to borrowers in five countries other than the United States: Panama (11.5 percent), Guatemala (8.9 percent), El Salvador (4.7 percent), Jamaica (3.7 percent) and Dominican Republic (3.7 percent).

Panama loan exposure continues to be over 10 percent of loans and has increased to 12.4 percent of total loans at September 30, 2000. The bulk of the credit relationships in Panama are related to financing short-term trade transactions with companies operating out of the Colon Free Zone. The latter represents the second largest free trading zone in the world after Hong Kong. The companies operate largely as importers and exporters of consumer goods such as electronic goods and clothing.

LOANS BY COUNTRY
(Dollars in thousands)

                                September 30, 2000             December 31, 1999
                            --------------------------     -------------------------
                                           Percent of                    Percent of
Country                       Amount       Total Loans       Amount      Total Loans
                            ----------     -----------     ----------    -----------

United States               $  530,165        45.0%       $  456,021          40.9%
Argentina (1)                       --          --            35,494           3.2%
Brazil                          12,859         1.1%           49,214           4.4%
British West Indies (1)             --                        22,082           2.0%
Colombia                        23,299         2.0%           28,437           2.5%
Dominican Republic              43,480         3.7%           41,604           3.7%
Ecuador                         40,930         3.5%           43,622           3.9%
El Salvador                     54,979         4.7%           45,847           4.1%
Guatemala                      105,290         8.9%           66,531           6.0%
Honduras                        40,500         3.4%           42,352           3.8%
Jamaica                         44,091         3.7%           28,628           2.6%
Panama                         134,961        11.5%          127,419          11.4%
Peru                            37,687         3.2%           29,648           2.7%
Venezuela                       16,134         1.4%           17,842           1.6%
Other (2)                       93,405         7.9%           81,460           7.3%
                            ----------       -----        ----------    ----------
Total                       $1,177,780       100.0%       $1,116,201         100.0%
                            ==========       =====        ==========    ==========


(1) These countries had loans in periods presented which did not exceed 1 percent of total loans.
(2) Other consists of loans to borrowers in countries in which loans did not exceed 1 percent of total loans.

At September 30, 2000 approximately 25.1 percent of total assets were cross-border outstandings to borrowers in five countries other than the United
States: Panama (7.7 percent), Guatemala (6.5 percent), Ecuador (4.2 percent), El Salvador (3.6 percent) and Dominican Republic (3.1 percent).

Cross-border outstandings could be less than loans by country since cross-border outstandings may be netted against legally enforceable, written guarantees of principles or interest by domestic or other non-local third parties. In addition, balances of any tangible, liquid collateral may also be netted against cross-border outstandings of a country if it is held and realizable by the lender outside of the borrower's country.

TOTAL CROSS-BORDER OUTSTANDINGS BY COUNTRY
(Dollars in millions)

                      September 30, 2000   December 31, 1999
                      ------------------  ------------------
                              % of Total          % of Total
                      Amount    Assets    Amount    Assets
                      ------    ------    ------    ------
Argentina              $ 48      2.8%     $  113      6.6%
Bahamas (1)              --       --          21      1.2%
Bolivia                  13      0.8%         18      1.0%
Brazil                   50      2.9%        173     10.1%
Colombia                 39      2.3%         48      2.8%
Dominican Republic       54      3.1%         55      3.2%
Ecuador                  72      4.2%         78      4.5%
El Salvador              62      3.6%         44      2.6%
Guatemala               113      6.5%         68      4.0%
Honduras                 32      1.9%         43      2.5%
Jamaica                  47      2.7%         35      2.0%
Mexico (1)               --      0.0%         20      1.2%
Panama                  133      7.7%        116      6.7%
Peru                     37      2.1%         42      2.4%
Suriname                 33      1.9%         32      1.9%
United Kingdom (1)       --       --          15      0.9%
Venezuela                16      0.9%         17      1.0%
Other (2)                85      4.9%         75      4.4%
                       ----     ----      ------     ----
Total                  $834     48.3%     $1,013     58.9%
                       ====     ====      ======     ====

(1) These countries had outstandings in periods presented which did not exceed 1 percent of total assets.
(2) Other consists of cross-border outstandings to countries in which such cross-border outstandings did not exceed 0.75 percent of the Company's total assets at any of the dates shown.

CONTINGENCIES - COMMERCIAL LETTERS OF CREDIT
(In thousands)

The following table sets forth the total volume and average monthly volume of the Company's export and import letters of credit for each of the periods indicated. As shown by the table, the volume of commercial letters of credit increased by 9.6 percent to $418.7 million for the nine months ended September 30, 2000 when compared to the same period in 1999. This increase is due to greater domestic import financing activities, which increased by 20.9 percent, offset by export financing activities, which decreased by 3.5 percent.

                                        Nine Months Ended September 30,                 Year Ended
                                 ---------------------------------------------     --------------------
                                        2000                      1999              December 31, 1999
                                 --------------------     --------------------     --------------------
                                              Average                 Average                  Average
                                  Total       Monthly      Total      Monthly       Total      Monthly
                                  Volume      Volume       Volume      Volume       Volume      Volume
                                 --------     -------     --------     -------     --------     -------
Export Letters of Credit (1)     $170,265     $18,918     $176,363     $19,596     $227,904     $18,992
Import Letters of Credit (1)      248,425      27,603      205,554      22,839      296,943      24,745
                                 --------     -------     --------     -------     --------     -------
Total                            $418,690     $46,520     $381,917     $42,435     $524,847     $43,737
                                 ========     =======     ========     =======     ========     =======

(1) Represents certain contingent liabilities not reflected on the Company's balance sheet.

The following table sets forth the distribution of the Company's contingent liabilities by country of the applicant and issuing bank for import and export letters of credit, respectively. As shown by the table, contingent liabilities decreased by 9.9 percent from December 31, 1999 to September 30, 2000. Individual fluctuations reflect relative changes in the flow of trade or instruments used in financing such trade as well as the cyclical nature of certain trade activities.

CONTINGENT LIABILITIES (1)
(In thousands)

                            September 30,       December 31,
                                2000                1999
                              --------            --------
Aruba (2)                     $     --            $  3,720
Costa Rica                       2,006               9,893
Dominican Republic              23,969               4,707
El Salvador (2)                     --               2,734
Guatemala                        8,686               9,475
Guyana                           1,419               4,165
Haiti                            1,884               5,705
Honduras                         2,055               4,174
Jamaica (2)                     10,199                  --
Panama                          12,193              14,242
Paraguay (2)                     2,462                  --
Peru                             1,950               3,573
Suriname                         2,367               5,677
United States                   60,769              74,643
Venezuela (2)                       --               2,593
Other (3)                        6,456               6,143
                              --------            --------
Total                         $136,415            $151,444
                              ========            ========

(1) Includes export and import letters of credit, standby letters of credit and letters of indemnity.
(2) These countries had contingencies, which represented less than 1 percent of the Company's total contingencies at periods presented in the above dates.
(3) Other includes those countries in which contingencies represent less than 1 percent of the Company's total contingencies at each of the above dates.

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

Determining the appropriate level of the allowance for credit losses requires management's judgment, including application of the factors described above to assumptions and estimates made in the context of changing political and economic conditions in many of the countries of the Region. Accordingly, there can be no assurance that the Company's current allowance for credit losses will prove to be adequate in light of future events and developments. At September 30, 2000 the allowance for credit losses was approximately $22.1 million.

In addition to the factors previously mentioned as well as management's ongoing review of the Bank's assets, the Company's board of directors meets on a monthly basis through its Loan Review Committee to assess the overall credit quality of the loan portfolio. This Committee reviews: 1) loans greater than 30 days past due, 2) overdrafts greater than 30 days, 3) criticized assets based on an internal grading system, this process includes reviewing the appropriate level of allowance for any specific loan based on the underlying collateral and financial strength of each borrower, and 4) country limits and exposures as well as consideration of appropriate country ratings.

On a quarterly basis, the Bank will assess the adequacy of the allowance for loan losses utilizing a disciplined and systematic approach which includes the application of various methodologies that consider historical loss factors such as charge-offs to average loans, portfolio composition including borrowers by type as well as security and the duration of the portfolio. These methodologies are impacted by loan growth, the level of criticized assets and loan write-offs. In addition, to the aforementioned methodologies, management conducts a review of the criticized loans and allocates a portion of the allowance based on the underlying security and financial condition of the borrower. In general, the Bank assigns an allowance factor to a criticized loan and if loan is down graded due to deteriorating conditions the allowance factor is increased.

The following table provides certain information with respect to the Company's allowance for credit losses, provision for credit losses, charge-off and recovery activity for the periods shown.

CREDIT LOSS EXPERIENCE
(In thousands)

                                                                  Nine Months
                                                                     Ended          Year Ended
                                                                 September 30,      December 31,
                                                                      2000              1999
                                                                  -----------       -----------
Balance of allowance for credit losses at beginning of period     $    21,411       $    12,794
Charge-offs:
Domestic:
   Commercial                                                          (9,274)           (3,299)
   Acceptances                                                           (297)               --
   Installment                                                             --                (5)
                                                                  -----------       -----------
 Total Domestic                                                        (9,571)           (3,304)
                                                                  -----------       -----------
Foreign:
   Banks and other financial institutions                                (200)           (2,330)
   Commercial and industrial                                           (3,693)           (6,216)
                                                                  -----------       -----------
 Total Foreign                                                         (3,893)           (8,546)
                                                                  -----------       -----------
Total charge-offs                                                     (13,464)          (11,850)
                                                                  -----------       -----------
Recoveries:
Domestic:
   Commercial                                                               2                 4
Foreign:
  Banks and other financial institutions                                   70               163
                                                                  -----------       -----------
 Total recoveries                                                          72               167
                                                                  -----------       -----------
Net (charge-offs) recoveries                                          (13,392)          (11,683)
Provision for credit losses                                            14,050            20,300
                                                                  -----------       -----------
Balance at end of the period                                      $    22,069       $    21,411
                                                                  ===========       ===========
Average loans                                                     $ 1,165,839       $ 1,194,667
Total loans                                                       $ 1,177,780       $ 1,116,201
Net charge-offs to average loans                                         1.15%             0.98%
Allowance to total loans                                                 1.87%             1.92%


The following tables set forth an analysis of the allocation of the allowance for credit losses by category of loans and the allowance for credit losses allocated to foreign loans. The allowance is established to cover potential losses inherent in the portfolio as a whole or is available to cover potential losses on any of the Company's loans. Because of the decrease in foreign loans, the allowance allocated to foreign loans was also reduced. The level of the allowance allocated to foreign loans was influenced by the strengthening of the Latin American economies, the collateral composition of the non-performing loans, and the reduction of Ecuadorian loans.

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES
(In thousands)

                                                        As of         As of
                                                    September 30,   December 31,
                                                         2000           1999
                                                      ---------      ---------
Allocation of the allowance by category of loans:
Domestic:
   Commercial                                         $   5,918      $   3,199
   Acceptances                                              436            269
   Residential                                                8             10
                                                      ---------      ---------
       Total domestic                                     6,362          3,478
Foreign:
   Banks and other financial institutions                 2,510          5,152
   Commercial and industrial                             12,816         11,015
   Acceptances discounted                                   222            270
   Government and official institutions                     159          1,496
                                                      ---------      ---------
      Total foreign                                      15,707         17,933
Total                                                 $  22,069      $  21,411
                                                      =========      =========
Percent of loans in each category to total loans:
Domestic:
   Commercial                                              37.9%          35.4%
   Acceptances                                              6.9%           5.3%
   Residential                                              0.2%           0.2%
                                                      ---------      ---------
      Total domestic                                       45.0%          40.9%
Foreign:
   Banks and other financial institutions                  15.6%          20.1%
   Commercial and industrial                               32.4%          30.3%
   Acceptances discounted                                   3.5%           5.3%
   Government and official Institutions                     3.5%           3.4%
                                                      ---------      ---------
      Total foreign                                        55.0%          59.1%
Total                                                     100.0%         100.0%
                                                      =========      =========

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES ALLOCATED TO FOREIGN LOANS
(In thousands)

                                                    September 30,   December 31,
                                                         2000           1999
                                                      ---------      ---------
Balance, beginning of year                            $  17,933      $  11,379
Provision for credit losses                               1,597         14,937
Net charge-offs                                          (3,823)        (8,383)
                                                      ---------      ---------
Balance, end of period                                $  15,707      $  17,933
                                                      =========      =========



The Company does not have a rigid charge-off policy but instead charges off loans on a case-by-case basis as determined by management and approved by the Board of Directors. In some instances, loans may remain in the nonaccrual category for a period of time during which the borrower and the Company negotiate restructured repayment terms.

The Company attributes its historically favorable asset quality to the short-term nature of its loan portfolio, the composition of its borrower base, the importance that borrowers in the Region attach to maintaining their continuing access to financing for foreign trade and the Company's loan underwriting policies.

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

The following table sets forth information regarding the Company's non-performing loans at the dates indicated.

NON-PERFORMING LOANS
(In thousands)

                                                    September 30,   December 31,
                                                         2000           1999
                                                      ---------      ---------
Domestic:
   Non accrual                                        $   7,247      $   6,995
   Past due over 90 days and accruing                       134             --
                                                      ---------      ---------
      Total domestic nonperforming loans                  7,381          6,995
                                                      ---------      ---------
Foreign:
   Non accrual                                           16,165          9,588
   Past due over 90 days and accruing                     1,284          1,992
                                                      ---------      ---------
      Total foreign nonperforming loans                  17,449         11,580
                                                      ---------      ---------
Total nonperforming loans                             $  24,830      $  18,575
                                                      =========      =========
Total nonperforming loans to total loans                   1.98%          1.66%
Total nonperforming assets to total assets                 1.59%          1.08%

Total non-performing loans increased from $18.6 million at December 31, 1999 to $24.8 million at September 30, 2000, or a $6.2 million increase. Total non-performing loans were impacted by foreign non-performing loans increasing from $11.6 million to $17.4 million from December 31, 1999 to September 30, 2000, respectively. This increase was largely due to a $6.4 million reclassification of a non-performing domestic loan to foreign because the underlying security and primary source of repayment for this obligation was foreign. Total non-performing loans was also affected by an increase in domestic non-performing loans. Domestic non-performing loans increased from $7.0 million at December 31, 1999 to $7.3 million at September 30, 2000. This change of $300 thousand was the result of an increase of $17.5 million in non-performing domestic loans during the first six months of 2000 offset by a charge-off totaling $9.2 million during the third quarter, the collection of a non-performing loan of $1.7 million and the $6.4 million reclassification of a domestic non-performing loan to a foreign non-performing loan status. The substantial increase in non-performing domestic loans during the first six months was largely attributable to one domestic relationship. Subsequent to September 30, 2000, approximately $1 million of the foreign loans past due over 90 days and accruing was paid off.

At September 30, 2000, the Company had $4.0 million in non-performing investment securities and other assets compared to no non-performing investment securities and other assets at December 31, 1999. During the third quarter management determined that a non-performing investment had an other than temporary decline in its fair value, therefore a write-off of $4.3 million was recorded in September 30, 2000. This write-off was recorded by a decrease in the amortized cost of the security and charging $4.3 million to other operating expenses.

DUE FROM CUSTOMERS ON BANKERS' ACCEPTANCES AND DEFERRED PAYMENT LETTERS OF
CREDIT.

Due from customers on bankers' acceptances and deferred payment letters of credit were $34.0 million and $842 thousand, respectively, at September 30, 2000 compared to $27.8 million and $5.8 million, respectively, at December 31, 1999. These assets represent a customer's liability to the Company while the Company's corresponding liability to third parties is reflected on the balance sheet as "Bankers Acceptances Outstanding" and "Deferred Payment Letters of Credit Outstanding".

DEPOSITS

The primary sources of the Company's domestic time deposits are its eight Bank branches located in Florida and one in Puerto Rico. In pricing its deposits, the Company analyzes the market carefully, attempting to price its deposits competitively with the other financial institutions in each respective branch area.

Total deposits were $1.529 billion at September 30, 2000 compared to $1.536 billion at December 31, 1999. The decrease in deposits during the nine month period was largely in certificates of deposits under $100,000, which decreased by $65.8 million. This decrease was offset by increases in certificates of deposit over $100,000 and overnight funds of $42.1 and $34.7 million, respectively.

The following table indicates the maturities and amounts of certificates of deposit and other time deposits issued in denominations of $100,000 or more as of September 30, 2000:

MATURITIES OF AND AMOUNTS OF CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS $100,000 OR MORE
(In thousands)

                               Certificates     Other Time
                                of Deposit       Deposits
                                 $100,000        $100,000
                                  or More         or More          Total
                                 --------         -------         --------
Three months or less             $107,456         $12,116         $119,572
Over 3 through 6 months            91,818           1,178           92,996
Over 6 through 12 months          193,015           7,043          200,058
Over 12 months                     59,220              --           59,220
                                 --------         -------         --------
Total                            $451,509         $20,337         $471,846
                                 ========         =======         ========


Stockholders' Equity

The Company's stockholders' equity at September 30, 2000 was $145.2 million compared to $133.9 million at December 31, 1999. During this period stockholders' equity increased by $11.3 million primarily due to the retention of net income of $8.8 million for the nine months ended September 30, 2000 and the recovery in market value of the securities available for sale which reduced the accumulated other comprehensive loss by $2.5 million.

INTEREST RATE SENSITIVITY

The following table presents the projected maturities or interest rate adjustments of the Company's earning assets and interest-bearing funding sources based upon the contractual maturities or adjustment dates at September 30, 2000. The interest-earning assets and interest-bearing liabilities of the Company and the related interest rate sensitivity gap given in the following table may not be reflective of positions in subsequent periods.

INTEREST RATE SENSITIVITY REPORT
(Dollars in thousands)

                                            ---------------------------------------------------------------------------------------
                                               0 to 30    31 to 90    91 to 180   181 to 365     1 to 5       Over 5
                                                 Days        Days        Days        Days         Years       Years        Total
                                            ---------------------------------------------------------------------------------------
Earning Assets:
   Loans                                       $619,839    $114,990    $134,028    $  99,654     $186,565    $ 22,704    $1,177,780

   Federal funds sold                            41,718                                                                      41,718

   Investment securities                         47,661     107,072      39,694       32,463       23,453      58,579       308,922

   Interest earning deposits with
     other banks                                 30,466      22,333      45,895       19,500        1,278          --       119,472
                                            ---------------------------------------------------------------------------------------
Total                                           739,684     244,395     219,617      151,617      211,296      81,283     1,647,892
                                            ---------------------------------------------------------------------------------------
Funding Sources:
   Savings and transaction deposits             114,215          --          --                                             114,215

   Certificates of deposits of $100K or more     42,239      65,217      91,818      193,015       59,220                   451,509

   Certificates of deposits under $100K          68,772     154,355     110,294      278,736      138,839          10       751,006

   Other time deposits                            6,139       5,977       1,178        7,043                                 20,337

   Funds overnight                               98,100                                                                      98,100

   Trust preferred securities                                                                                  12,650        12,650
                                            ---------------------------------------------------------------------------------------
Total                                          $329,465    $225,549    $203,290    $ 478,794     $198,059    $ 12,660    $1,447,817
                                            =======================================================================================
Interest sensitivity gap                       $410,219    $ 18,846    $ 16,327    $(327,177)    $ 13,237    $ 68,623    $  200,075
                                            =======================================================================================
Cumulative gap                                 $410,219    $429,065    $445,392    $ 118,215     $131,452    $200,075
                                            ==========================================================================
Cumulative gap as a percentage
   of total earning assets                        24.89%      26.04%      27.03%        7.17%        7.98%      12.14%
                                            ==========================================================================

LIQUIDITY

Cash and cash equivalents decreased by $19.8 million from December 31, 1999 to September 30, 2000. During the first nine months of 2000, net cash provided by operating activities was $86.8 million, net cash used in investing activities was $99.8 million and net cash used in financing activities was $6.8 million. For further information on cash flows, see the Consolidated Statement of Cash Flows.

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

The majority of the Company's deposits are short-term and closely match the short-term nature of the Company's assets. See "Interest Rate Sensitivity Report." At September 30, 2000 interest-earning assets maturing or repricing within six months were $1.204 billion, representing 73.0 percent of total earning assets. Earning assets maturing or repricing within one year were $1.355 billion or 82.3 percent of total earning assets. The interest bearing liabilities maturing within six months were $758.3 million or 52.4 percent of total interest bearing liabilities and maturing within one year were $1.237 billion or 85.5 percent of the total at September 30, 2000.

The short-term nature of the loan portfolio and the fact that a portion of the loan portfolio consists of bankers' acceptances provides additional liquidity to the Company. Liquid assets at September 30, 2000 were $317.6 million, 18.4 percent of total assets, and consisted of cash and cash equivalents, interest earning deposits in other banks and available for sale investment securities maturing within one year or less that are unpledged. At September 30, 2000 the Company had been advised of $27 million in available interbank funding.

CAPITAL RESOURCES

As part of its examination process, the OCC required the Bank on April 25, 2000, among other things, to take $32 million in transfer risk reserves related to the Bank's exposure in Ecuador and to take write downs in its regulatory Call Reports on certain debt instruments retroactive to 1999 and 1998. The Bank had already established such transfer risk reserves and took such write downs in its regulatory Call Reports for the year ended December 31, 1999. Pursuant to the OCC requirements, however, the Bank during the second quarter 2000 refiled the relevant 1998 and 1999 Call Reports as directed by the OCC. While the Bank has taken the actions directed by the OCC for regulatory reporting purposes only, it disagrees with the OCC's interpretations of the regulatory accounting rules and is continuing discussions with the OCC regarding the correct interpretation of various definitions in the transfer risk reserves regulations. In an attempt to resolve the "write down" issue, the Company and the Bank have asked their counsel, Greenberg Traurig, to independently review the facts underlying the events that led to the accounting disagreement and render a report issued in November 2000 which the Bank has shared with its accountants. The Accountants review and overall conclusions may possibly result in an amendment which the Company believes would have no adverse effect to 2000 earnings. The OCC initiated formal administrative action in February 2000 under Section 8 of the Federal Deposit Insurance Act which the Bank contested in appropriate administrative actions within the OCC. On September 8, 2000 the Bank and the OCC settled the formal administrative action by entering into a cease and desist order by consent. Among other things, the consent order contains certain accounting and capital requirements and requires certain reports and filings, all of which the Bank believes it either has complied with or will be in compliance with by December 31, 2000, except for certain reports which it will prepare and deliver in a timely manner under the consent order. Inasmuch as the Bank had already taken the transfer risk reserve and write downs directed by the OCC, the consent order does not have any material effect on the Company's financial statements prepared in accordance with generally accepted accounting principles. The capital ratios set forth below also reflect the transfer risk reserve and write downs directed by the OCC. Under applicable regulatory guidelines, the Bank may not appoint new directors or senior officers without the prior consent of the OCC or accept new, or renew, "brokered deposits" without the prior approval of the Federal Deposit Insurance Corporation ("FDIC"). The Bank has received approval from the FDIC for up to $50,000,000 in "brokered deposits." The Bank does not anticipate that either of such restrictions will have any material adverse effect on its business or operations.

COMPANY CAPITAL RATIOS
(Dollars in thousands)

                                                    September 30, 2000           December 31, 1999
                                                   --------------------       -----------------------
                                                    Amount        Ratio        Amount           Ratio
                                                   --------       -----       --------          -----
Tier 1 risk-weighted
Capital:
   Actual                                          $130,919        10.7%      $115,273            9.9%
   Minimum                                           49,112         4.0%        46,457            4.0%
Total risk-weighted
Capital:
   Actual                                           146,789        12.0%       130,328           11.2%
   Minimum                                           98,224         8.0%        94,037            8.0%
Leverage:
   Actual                                           130,919         7.7%       115,273            6.8%
   Minimum                                           51,123         3.0%        50,685            3.0%


BANK CAPITAL RATIOS
(Dollars in thousands)

                                                    September 30, 2000           December 31, 1999
                                                   --------------------       -----------------------
                                                    Amount        Ratio        Amount           Ratio
                                                   --------       -----       --------          -----
Tier 1 risk-weighted capital:
   Actual                                          $127,576        10.5%      $121,497           10.2%
   Minimum required by OCC Consent Order            121,867        10.0%
   Minimum to be well capitalized                    73,120         6.0%        71,633            6.0%
   Minimum to be adequately capitalized              48,747         4.0%        47,755            4.0%
Total risk-weighted capital:
   Actual                                           143,333        11.8%       136,501           11.4%
   Minimum required by OCC Consent Order            146,241        12.0%
   Minimum to be well capitalized                   121,867        10.0%       119,389           10.0%
   Minimum to be adequately capitalized              97,494         8.0%        95,511            8.0%
Leverage:
  Actual                                            127,576         7.5%       121,497            7.1%
   Minimum required by OCC Consent Order            118,774         7.0%
   Minimum to be well capitalized                    84,839         5.0%        85,629            5.0%
   Minimum to be adequately capitalized              67,871         4.0%        68,503            4.0%


As part of the consent order executed between the Bank and the OCC on September 8, 2000, the Bank is required to maintain minimum capital ratios beyond those of a "well capitalized" bank as defined by the regulatory agencies. As of September 30, 2000, the Bank met these minimum requirements with the exception of the total risk-weighted capital ratio. The Bank began taking action to be in compliance with this minimum ratio

MARKET RISK MANAGEMENT

In the normal course of conducting business activities, the Company is exposed to market risk, which includes both price and liquidity risk. The Company's price risk arises from fluctuations in interest rates, and foreign exchange rates that may result in changes in values of financial instruments if the instrument is payable in a currency other than dollars. The Company generally does not hold a substantial amount of instruments denominated in currency other than U.S. dollars. When it does, however, it mitigates this risk by hedging the currency through forward contracts."

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

Market risk is managed by the Asset Liability Committee, which formulates and monitors the performance of the Company based on established levels of market risk as dictated by policy. In setting the tolerance levels of market risk, the Committee considers the impact on both earnings and capital, based on potential changes in the outlook in market rates, global and regional economies, liquidity, business strategies and other factors.

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

Interest Rate Sensitivity Report as of September 30, 2000 shows that interest earning assets maturing or repricing within one year exceed interest bearing liabilities by $118.2 million. The Company monitors that the assets and liabilities are closely matched to minimize interest rate risk.

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

The Company holds substantially all of its assets in U.S. dollars; therefore the risk related to changes in foreign exchange rates is minimal. Changes in exchange rates in the Region would not expose the assets to foreign exchange risk, since the obligations are to be repaid in dollars. However, the change in foreign exchange rates could affect the ability of the borrower to repay their obligation, which would be addressed in the Company's credit risk analysis. Credit risk analysis related to the assets is discussed in the Allowance for Credit Losses section.

RESULTS OF OPERATIONS-NINE MONTHS

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds. It constitutes the Company's principal source of income. Net interest income increased to $48.3 million for the nine months ended September 30, 2000 from $44.1 million for the same period in 1999, a 9.6 percent increase. The increase was due largely to an increase in average earning assets. Average earning assets increased to $1.650 billion for the nine months ended September 30, 2000 from $1.523 billion for the same period in 1999, an 8.4 percent increase. Average loans and acceptances discounted decreased slightly to $1.167 billion for the nine months ended September 30, 2000 from $1.173 billion for the same period in 1999, this was due primarily to the reclassification of foreign debt securities from loans to available for sale. Management changed its original intent to hold these securities to maturity and approximately $166 million in foreign debt securities were reclassified to investments available for sale at December 31, 1999. The overall increase in loans was largely attributable to domestic loan growth. Net interest margin was relatively flat increasing to 3.90 percent for the nine months ended September 30, 2000 from 3.87 percent for the same period in 1999, a three basis point increase.

Interest income increased to $113.5 million for the nine months ended September 30, 2000 from $97.7 million for the same period in 1999, a 16.2 percent increase, reflecting the increase in average earning assets as well as an increase in prevailing interest rates. Interest expense increased to $65.2 million for the nine months ended September 30, 2000 from $53.7 million for the same period in 1999, a 21.6 percent increase. Cost of deposits increased 65 basis points from 5.21% for the nine months ended September 30, 1999 to 5.86% in 2000. This was caused primarily by rising rates in the Florida certificate of deposit market as a result of rising interest rates in the United States during the past twelve months. Average interest-bearing deposits increased to $1.441 billion for the nine months ended September 30, 2000 from $1.331 billion for the same period in 1999, an 8.2 percent increase. The growth in deposits was primarily a result of the Company seeking additional deposits to fund asset growth.

                                             YIELDS EARNED AND RATE PAID
----------------------------------------------------------------------------------------------------------------------------
                                                                       FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30, 2000                       SEPTEMBER 30, 1999
                                               -------------------------------------    ------------------------------------
                                                AVERAGE       REVENUE/        YIELD/      AVERAGE     REVENUE/        YIELD/
                                                BALANCE       EXPENSE          RATE       BALANCE      EXPENSE         RATE
                                               ----------     --------        -----     ----------     --------        ----
TOTAL EARNING ASSETS
LOANS:
    Commercial loans                           $1,042,993     $ 75,258         9.48%    $1,051,134     $ 69,703        8.74%
    Acceptances Discounted                        114,013        8,422         9.71%       110,611        7,417        8.84%
    Overdraft                                       8,389        1,199        18.78%         8,022        1,347       22.14%
    Mortgage loans                                  2,086          126         7.94%         3,194          160        6.61%
                                               ----------     --------                  ----------     --------
TOTAL LOANS                                     1,167,481       85,005         9.57%     1,172,961       78,627        8.84%

Time Deposit with Banks                           143,042       10,162         9.33%       171,931       11,522        8.84%
Investments                                       290,875       16,107         7.28%       148,120        6,469        5.76%
Federal funds sold                                 48,515        2,249         6.09%        29,659        1,104        4.91%
                                               ----------     --------        -----     ----------     --------        ----
     Total Investments and Time Deposit
         with Banks                               482,432       28,518         7.77%       349,710       19,095        7.20%

Total Interest Earning assets                   1,649,913      113,523         9.04%     1,522,671       97,722        8.46%
                                                              --------        -----                    --------        ----
Total non interest earning assets                  85,674                                  104,533
                                               ----------                               ----------
TOTAL ASSETS                                   $1,735,587                               $1,627,204
                                               ==========                               ==========

INTEREST BEARING LIABILITIES

DEPOSITS:

    NOW and savings accounts                   $   21,660          400         2.43%    $   23,398          425        2.40%
    Money Market                                   44,650        2,008         5.91%        44,081        1,558        4.66%
    Presidential Money Market                      69,427        2,961         5.60%        38,797        1,391        4.73%
    Certificate of Deposits
         (including IRA)                        1,203,968       54,628         5.96%     1,126,761       45,750        5.35%
    Time Deposits with Banks (IBF)                101,043        4,297         5.59%        98,129        3,434        4.61%
                                               ----------     --------        -----     ----------     --------        ----
TOTAL DEPOSITS                                  1,440,748       64,294         5.86%     1,331,166       52,558        5.21%

Trust preferred securities                         12,650          925         9.75%        12,565          923        9.69%
Federal Funds Purchased                                47            2         6.57%         1,813          104        5.20%
Other Borrowings                                        0            0         0.00%         1,876           74        7.56%
                                               ----------     --------        -----     ----------     --------        ----
Total interest bearing liabilities              1,453,445       65,221         5.90%     1,347,420       53,659        5.25%
                                               ----------     --------        -----     ----------     --------        ----
Non interest bearing liabilities
    Demand Deposits                                76,547                                   75,097
    Other Liabilities                              56,670                                   65,817
                                               ----------                               ----------
Total non interest bearing liabilities            133,217                                  140,914

Stockholders' equity                              148,925                                  133,178
                                               ----------                               ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $1,735,587                               $1,621,512
                                               ==========                               ==========
NET INTEREST INCOME / NET INTEREST SPREAD                     $ 48,302         3.14%                   $ 44,063        3.21%
                                                              ========         ====                    ========        ====
MARGIN
INTEREST INCOME / INTEREST EARNING ASSETS                                      9.17%                                   8.58%
INTEREST EXPENSE / INTEREST EARNING ASSETS                                     5.27%                                   4.71%
                                                                               ----                                    ----
    NET INTEREST MARGIN                                                        3.90%                                   3.87%
                                                                               ====                                    ====

PROVISION FOR CREDIT LOSSES

The Company's provision for loan losses decreased to $12.3 for the nine months ended September 30, 2000 from $17.7 million for the same period in 1999. The provision was affected by several factors including loan charge-offs of $13.5 million for the period, of which a substantial amount was related to one domestic credit relationship. The provision and charge-offs for the nine month period resulted in the allowance for loan losses decreasing from $21.4 million at December 31, 1999 to $20.3 million as of September 30, 2000, a 5% decrease. The allowance for loan losses was deemed to be adequate based on various methodologies utilized by the Company in estimating the adequacy of the allowance for loan losses which are impacted by several factors including loan growth, the level of criticized assets and changes in the loan portfolio composition. In addition to the previously mentioned factors, the payoff of certain criticized losses resulted in a shift from allocated reserves to unallocated reserves.

NON-INTEREST INCOME

Non-interest income decreased to, $13.2 million for the nine months ended September 30, 2000 from $14.2 million for the same period in 1999. The decrease was largely in trade finance fees and commissions, which decreased by $2.2 million. The Company realized a gain on the sale of foreign debt securities of $1.7 million during the nine month period. This represents the sale of thirteen securities for an aggregate amount of $55,653,000 sold during the nine month period.

The following table sets forth details regarding the components of non-interest income for the periods indicated.

NON-INTEREST INCOME
(Dollars in thousands)

                                          For the Nine Months Ended September 30,
                                         -----------------------------------------
                                                        1999 to 2000
                                           2000        Percent Change      1999
                                         -------       --------------     --------
Trade finance fees and commissions       $ 7,136           -23.9%          $ 9,380
Structuring and syndication fees           2,718            -6.2%            2,899
Customer service fees                      1,213             6.8%            1,136
Gain on sale of assets                     1,799           221.3%              560
Other                                        288            22.0%              236
                                         -------           -----          --------
Total non-interest income                $13,154            -7.4%         $ 14,211
                                         =======           =====          ========


OPERATING EXPENSES

Operating expenses increased to $35.2 million for the nine months ended September 30, 2000 from $21.9 million for the same period in 1999, a 60.6 percent increase. Operating expenses were affected by a write down of an available for sale security of $4.3 million. During the period, management determined that the security had an other than temporary decline in fair market value, therefore in accordance with SFAS115, management recorded a write down which resulted in a reduction of the cost basis of the security and a charge to operating expenses. In addition, during the quarter the Company also recorded legal reserves relating to two judgments, which the Company is appealing. Following the guidance of SFAS 5 and based on the conclusions reached by the Company's legal counsel, management determined that it was probable that a $4.5 million loss could occur in the future. Lastly, other losses and charge-offs increased to $2.4 million largely as a result of a write off of a receivable. This miscellaneous receivable represented $1.7 million due for structuring and syndication services provided by the Bank of which the customer had made a partial payment. A dispute arose between the Bank and the client regarding the balance owed, which was settled and resulted in a write-off of $1.0 million.

The following table sets forth details regarding the components of operating expenses for the periods indicated.

OPERATING EXPENSES
(Dollars in thousands)

                                          For the Nine Months Ended September 30,
                                         -----------------------------------------
                                                        1999 to 2000
                                           2000        Percent Change       1999
                                         -------       --------------     --------
Employee compensation and benefits      $ 10,698            9.5%          $ 9,769
Occupancy and equipment                    3,670           17.8%            3,115
Legal Expenses                             1,918          -10.6%            2,146
Legal Reserves                             4,518          100.0%                -
Other losses & charge-offs                 2,498          114.2%            1,166
Write down of security                     4,320          100.0%                -
Other operating expenses                   7,622           32.7%            5,744
                                        --------          -----          --------
Total operating expenses                $ 35,244           60.6%         $ 21,940
                                        ========          =====          ========


RESULTS OF OPERATIONS - THIRD QUARTER

Net interest income decreased to $16.0 million for the quarter ended September 30, 2000 from $16.4 million for the same period in 1999, a 2.4 percent decrease. This decrease was due to a higher cost of funds during the period, primarily a 97 basis point increase in cost of funds offset by a 45 basis point increase in the rate on interest earning assets. Interest income increased to $38.9 from $34.2 million for the quarter ended September 30, 2000 and 1999, respectively, a 6.19% increase. This increase was due to growth in interest earning assets coupled with an increase in the yield earned on these assets. The US bank prime rate increased 125 basis points in the last twelve months. This prime rate increase was a factor in driving the assets yields 45 basis points higher. Cost of funds increased to 6.17% for the quarter ended September 30, 2000 from 5.20% for the same quarter last year. The increase in cost of interest bearing deposits of almost 100 basis points is attributable to higher rates paid on certificates of deposit in the Florida market. All these factors resulted in a reduction in the net interest margin of 41 basis points, to 3.82 percent for the quarter ended September 30, 2000 from 4.23 percent for the quarter ended September 30, 1999.

                                             YIELDS EARNED AND RATE PAID
---------------------------------------------------------------------------------------------------------------------------
                                                                          FOR THE QUARTER ENDED
                                                       SEPTEMBER 30, 2000                       SEPTEMBER 30, 1999
                                               -------------------------------------    ------------------------------------
                                                AVERAGE       REVENUE/        YIELD/      AVERAGE     REVENUE/        YIELD/
                                                BALANCE       EXPENSE          RATE       BALANCE      EXPENSE         RATE
                                               ----------     --------        -----     ----------     --------        ----
Total Earning Assets
LOANS:
    Commercial loans                           $1,012,294      $25,332        9.79%     $1,075,971      $24,698        8.98%
    Acceptances Discounted                        113,907        2,967       10.19%        105,365        2,386        8.86%
    Overdraft                                      10,197          339       13.01%          5,564          362       25.46%
    Mortgage loans                                  2,043           41        7.85%          2,178           44        7.91%
                                               ----------     --------                  ----------     --------
TOTAL LOANS                                     1,138,441       28,679        9.86%      1,189,078       27,490        9.05%

Time Deposit with Banks                           123,024        2,884        9.17%        197,848        4,527        8.95%
Investments                                       352,107        6,622        7.36%        126,702        1,970        6.08%
Federal funds sold                                 43,327          731        6.60%         19,615          255        5.09%
                                               ----------     --------       -----      ----------     --------       -----
     Total Investments and Time Deposit
         with Banks                               518,458       10,237        7.73%        344,165        6,752        7.68%

Total Interest Earning assets                   1,656,899       38,916        9.19%      1,533,243       34,242        8.74%
                                                              --------     -------      ----------      -------     -------
Total non interest earning assets                  83,512                                   81,311
                                               ----------                               ----------
TOTAL ASSETS                                   $1,740,411                               $1,614,554
                                               ==========                               ==========
INTEREST BEARING LIABILITIES

DEPOSITS:

    NOW and savings accounts                   $   21,153          134        2.48%     $   24,661          154        2.44%
    Money Market                                   44,320          698        6.16%         42,743          529        4.84%
    Presidential Money Market                      71,106        1,040        5.72%         49,969          602        4.71%
    Certificate of Deposits
         (including IRA)                        1,177,721       18,834        6.26%      1,134,810       15,306        5.28%
    Time Deposits with Banks (IBF) and
         Other                                    127,775        1,933        5.92%         79,309          952        4.70%
                                               ----------     --------       -----      ----------     --------       -----
TOTAL DEPOSITS                                  1,442,075       22,639        6.14%      1,331,492       17,543        5.16%

Trust preferred securities                         12,650          308        9.74%         12,650          308        9.74%
Federal Funds Purchased                                87            1        6.60%              0            0        0.00%
Other Borrowings                                        0            0        0.00%          2,391           33        5.40%
                                               ----------     --------       -----      ----------     --------       -----
Total interest bearing liabilities              1,454,812       22,948        6.17%      1,346,533       17,884        5.20%
                                               ----------     --------       -----      ----------     --------       -----
Non interest bearing liabilities
    Demand Deposits                                73,610                                   77,370
    Other Liabilities                              57,844                                   50,650
                                               ----------                               ----------
Total non interest bearing liabilities            131,454                                  128,020

Stockholders' equity                              154,145                                  140,001
                                               ----------                               ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $1,740,411                               $1,614,554
                                               ==========                               ==========

NET INTEREST INCOME / NET INTEREST SPREAD                      $15,968        3.02%                     $16,358        3.54%
                                                               =======       =====                      =======       =====
MARGIN
INTEREST INCOME / INTEREST EARNING ASSETS                                     9.32%                                    8.86%
INTEREST EXPENSE / INTEREST EARNING ASSETS                                    5.49%                                    4.63%
                                                                             -----                                    -----
    NET INTEREST MARGIN                                                       3.82%                                    4.23%
                                                                             =====                                    =====

NON-INTEREST INCOME

Non-interest income decreased by 23 percent, $4.8 million for the three months ended September 30, 2000 compared to $3.7 million for the same period in 1999. Decreases in trade finance fees and structuring and syndication activities were affected by the slower than expected recovery of the economies in the Region coupled with an increase in domestic business which is not as fee intensive.

The following table sets forth details regarding the components of non-interest income for the periods indicated.

NON-INTEREST INCOME

(Dollars in thousands)


                                          For the Three Months Ended September 30,
                                         -----------------------------------------
                                                        1999 to 2000
                                           2000        Percent Change      1999
                                         -------       --------------     --------
Trade finance fees and commissions       $ 2,152           -27.0%         $ 2,948
Structuring and syndication fees             531           -51.8%           1,102
Customer service fees                        363             0.0%             363
Gain on sale of assets                       549            58.7%             346
Other                                        101            60.3%              63
                                         -------           -----          -------
Total non-interest income                $ 3,696           -23.4%         $ 4,822
                                         =======           =====          =======

PROVISION FOR CREDIT LOSSES

The Company's provision for loan losses decreased to $11.5 for the three months ended September 30, 2000 from $15.0 million for the same period in 1999. The provision was impacted by several factors including loan charge-offs of $13.5 million for the period, of which a substantial amount was related to one domestic credit relationship. The provision and charge-offs for the three month period resulted in the allowance for loan losses decreasing from $21.4 million at December 31, 1999 to $20.3 million as of September 30, 2000, a 5% decrease. The allowance for loan losses was deemed to be adequate based on various methodologies utilized by the Company in estimating the adequacy of the allowance for loan losses which are impacted by several factors including loan growth, the level of criticized assets and changes in the loan portfolio composition

OPERATING EXPENSES

Operating expenses increased to $17.0 million for the quarter ended September 30, 2000 from $7.3 million for the same period in 1999. Included in operating expenses was a write down of an available for sale security of $4.3 million. During the period, management determined that the security had an other than temporary decline in fair market value therefore, in accordance with SFAS115, management recorded a write down which resulted in a reduction of the cost basis of the security and a charge to operating expenses. The company also recorded legal reserves relating to two judgments, which the Company is appealing. Following the guidance of SFAS 5 and based on the conclusions reached by the Company's legal counsel, management determined that it was probable that an additional $3.9 million loss could occur in the future.

OPERATING EXPENSES
(Dollars in thousands)

                                          For the Three Months Ended September 30,
                                         -----------------------------------------
                                                        1999 to 2000
                                           2000        Percent Change      1999
                                         -------       --------------     --------
Employee compensation and benefits       $ 3,630            11.4%         $ 3,258
Occupancy and equipment                    1,217             8.9%           1,118
Legal Reserves                             3,918           100.0%              --
Write down of security                     4,320           100.0%              --
Other operating expenses                   4,566            55.6%           2,934
                                         -------           ------         -------
Total operating expenses                 $17,651           141.5%         $ 7,310
                                         =======           ======         =======

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Edie Rolando Pinto Lemus V. Hamilton Bank, N.A., Case No. 00-3397-CIV-HIGHSMITH, in the U.S. District Court for the Southern District of Florida, Miami Division. On September 12, 2000, Edie Rolando Pinto Lemus filed an eight count complaint against Hamilton Bank alleging conspiracy, conversion, unjust enrichment, money had and received, breach of fiduciary duty, constructive trust, breach of contract and negligent retention and supervision. Hamilton Bank is the only defendant in the action. In support of his claims, Mr. Pinto alleges that two individuals in Guatemala, who identified themselves as directors of Hamilton Bank, approached him to open a bank account with Hamilton Bank in Miami. He claims that they made certain representations to induce him to open this account, and that they offered to pick up checks due to him from business transactions in Guatemala for deposit and immediate credit to his account in U.S. dollars. Mr. Pinto alleges that Hamilton Bank's employees and/or agents then proceeded to pick up a total of 56 checks, endorsed them without authorization, but only deposited approximately $9.97 million in his account. He alleges that the balance, approximately $9.87 million, was misappropriated. In the complaint Mr. Pinto sought damages of $10 million. On November 6, 2000, the plaintiff filed an amended complaint adding a count for civil theft. This count includes a request for treble damages.

         Hamilton Bank is in the process of preparing a motion to dismiss on multiple grounds, both procedural and substantive. The individuals alleged in the complaint to be directors of Hamilton Bank are not now and never have been directors, officers or employees of Hamilton Bank. Furthermore, during the time periods material to the complaint, the plaintiff was not a customer of or otherwise have any account relationship with Hamilton Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of shareholders of the Company was held on October 23, 2000. At the Meeting all nominees for directors were elected with the following votes:

                                  For                     Withhold
William Alexander              8,098,267                   253,754

Juan Carlos Bernace            8,113,024                   238,997

Ronald Frazier                 8,111,024                   240,997

Ronald Lacayo                  8,113,024                   238,997

George Lyall                   8,098,367                   253,654

Eduardo A. Masferrer           8,113,024                   238,997

Benton L. Moyer                8,112,974                   239,047


         Shareholders also approved at the Meeting the 2000 Executive Incentive Compensation Plan in the form contained in the proxy statement for the Meeting as follows:

            For                     Against                   Abstain

         6,386,545                  1,964,345                  1,131

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

                  10.1 Employment Agreement dated September 1, 2000 with Mr. John F. Stumpff

                  27       Financial Data Schedule (for SEC use only)

(b)      No Reports on Form 8-K were filed during the quarter ended September
         30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    November 27, 2000          Hamilton Bancorp Inc.



                                    /s/ Eduardo A. Masferrer
                                    --------------------------------------------
                                    Eduardo A. Masferrer,
                                    Chairman, President and Chief Executive
                                    Officer



                                    /s/ Eva Lynn Hernandez
                                    --------------------------------------------
                                    Eva Lynn Hernandez
                                    Vice President - Finance, Controller
                                    and Chief Accounting Officer

EXHIBIT 1

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                       CALCULATION OF EARNINGS PER SHARE
                 (Dollars in thousands, except per share data)

                                                              Three Months Ended                 Nine Months Ended
                                                                 September 30,                      September 30,
                                                         ------------------------------      ---------------------------
                                                             2000              1999             2000            1999
                                                         ------------      ------------      -----------     -----------
Basic
Weighted average number of common shares outstanding       10,081,147        10,076,147       10,081,147      10,066,107

Net income                                               $     (5,978)     $       (736)     $     8,781     $    11,765

Basic earnings                                           $      (0.59)     $      (0.07)     $      0.87     $      1.17

Diluted:

Weighted average number of common shares outstanding       10,081,147        10,076,147       10,081,147      10,066,107

Potential common shares outstanding - options                 138,531           208,004          142,685         212,239
                                                         ------------      ------------      -----------     -----------
Total common and potential common shares outstanding       10,219,678        10,284,151       10,223,832      10,278,346

Net income                                               $     (5,978)     $       (736)     $     8,781     $    11,765

Diluted earnings per share                               $      (0.59)     $      (0.07)     $      0.86     $      1.14