Form 10-K/A
period 1998-12-31
HAMILTON BANCORP INC
filed 2000-12-26
CIK 894172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

(Mark One)

[X] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

          For the fiscal year ended   DECEMBER 31, 1998
                                    -------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________________


                     Commission file number  0-20960
                                            ------------------

                              HAMILTON BANCORP INC.
                -------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          FLORIDA                                        65-0149935
-------------------------------             -----------------------------------
(State or Other Jurisdiction of             (I.R.S.Employer Identification No.)
Incorporation or Organization)

3750 N.W. 87TH AVENUE, MIAMI, FLORIDA                        33178
--------------------------------------------               ---------
(Address of Principal Executive Offices)                   (Zip Code)


Registrant's telephone number, including area code      (305) 717-5500
                                                   ------------------------

Securities registered pursuant to Section 12(b) of the Act:

  Title of Each Class                  Name of Each Exchange on Which Registered
  -------------------                  -----------------------------------------

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

                            [COVER PAGE 1 OF 2 PAGES]

Indicate by check mark [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this From 10-K. [ ]

         The aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant as of March 22, 1999 was $218,502,422 based upon the average of the high and low price of a share of Common Stock as reported by the NASDAQ National Market on such date. As of March 22, 1999, 10,059,479 shares of Registrant's Common Stock were outstanding.

-------------------------


DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of the following documents (as more specifically identified elsewhere in this Annual Report) are incorporated by reference herein:

Name of Document                                Part of Form 10-K into which the
                                                  document is incorporated


Portions of the Registrant's Proxy Statement    Part III
for 1999 Annual Meeting of Stockholders


                            [COVER PAGE 2 OF 2 PAGES]

Item 6 of Part I and Item 7, Item 7a and Item 8 of Part II of the Registrant's Form 10-K for the year ended December 31, 1998 are hereby amended to read as follows:

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

                                                                                         Year Ended December 31,
                                                                     --------------------------------------------------------------
                                                                     As restated(1)
                                                                         1998         1997         1996        1995         1994
                                                                     -----------   ----------   ----------  ----------  -----------
INCOME STATEMENT DATA:
Net interest income                                                  $    53,981   $   38,962   $   27,250  $   23,885  $    17,201
Provision for credit losses                                                9,621        6,980        3,040       2,450        2,875
                                                                     -----------   ----------   ----------  ----------  -----------

Net interest income after provision for credit losses                     44,360       31,982       24,210      21,435       14,326

Trade finance fees and commissions                                        13,101       12,768        9,325       9,035        7,422
Structuring and syndication fees                                           3,352        2,535          138         419        1,410
Customer services fees                                                       556          713        1,252         890        1,044
Net gain (loss) on sale of securities available for sale                      --          108           --           3         (168)
Other income                                                                 544          318          270         342          322
                                                                     -----------   ----------   ----------  ----------  -----------

Other non-interest income                                                 17,553       16,442       10,985      10,689       10,030
                                                                     -----------   ----------   ----------  ----------  -----------

Operating expenses                                                        50,286       23,423       19,630      18,949       14,946
                                                                     -----------   ----------   ----------  ----------  -----------

Income before provision for income taxes                                  11,627       25,001       15,565      13,175        9,410
Provision for income taxes                                                 4,132        9,098        5,855       5,172        3,721
                                                                     -----------   ----------   ----------  ----------  -----------

Net income                                                           $     7,495   $   15,903   $    9,710  $    8,003  $     5,689
                                                                     ===========   ==========   ==========  ==========  ===========

PER COMMON SHARE DATA:
Net income per common share (2)                                      $      0.72   $     1.73   $     1.79  $     1.47  $      1.05
Book value per common share                                          $     10.87   $    10.00   $     8.07  $     6.41  $      5.06
Average weighted shares (2)                                           10,390,884    9,173,680    5,430,030   5,430,030    5,430,030

AVERAGE BALANCE SHEET DATA:
Total assets                                                         $ 1,506,918   $1,007,846   $  687,990  $  534,726  $   391,606
Total loans                                                            1,165,225      737,921      485,758     370,568      270,798
Total deposits                                                         1,301,444      842,117      574,388     444,332      317,176
Stockholder's equity                                                     107,915       79,311       39,969      32,358       22,195

PERFORMANCE RATIOS:
Net interest spread                                                         3.31%        3.56%        3.89%       4.20%        4.33%
Net interest margin                                                         3.90%        4.31%        4.56%       4.94%        5.06%
Return on average equity                                                    6.95%       20.05%       24.29%      24.73%       25.63%
Return on average assets                                                    0.50%        1.58%        1.41%       1.50%        1.45%
Efficiency ratio (3)                                                       39.23%       42.28%       51.31%      54.68%       54.89%

ASSET QUALITY RATIOS:
Allowance for credit losses as a percentage of total loans                  1.10%        1.07%        1.07%       1.05%        1.31%
Non-performing assets as a percentage of total loans                        0.78%        0.65%        0.91%       1.07%        0.59%
Allowance for credit losses as a percentage of non-performing assets      141.20%      166.03%      117.97%      98.56%      221.13%
Net loan charge-offs as a percentage of average outstanding loans           0.61%        0.32%        0.36%       0.58%        0.74%

CAPITAL RATIOS:
Leverage capital ratio                                                      7.27%        7.88%        5.80%       5.68%        5.48%
Tier 1 capital                                                             10.86%       12.43%       10.20%       9.98%       10.30%
Total capital                                                              12.03%       13.78%       11.50%      10.92%       11.47%
Average equity to average assets                                            7.16%        7.87%        5.81%       6.05%        5.67%

(1)  See Note 17 to the consolidated financial statements.

(2) Represents diluted earnings per share and average weighted shares outstanding respectively.

(3) Amount reflects operating expenses as a percentage of net interest income plus non-interest income.

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

Net income for the year ended December 31, 1998 was $7.5 million, a 53 percent decrease in relation to the previous year's net income of $15.9 million. The decrease in earnings was due to a $22.8 million loss on exchange of assets offset by a 38.6 percent increase in net interest income due to a 58 percent increase in average loans to $1,165 million at December 31, 1998 from $738.0 million in the same period in 1997. Net income per share (basic) was reported at $0.75 from $1.81 and (diluted) reported at $0.72 from $1.73 for the years ended December 31, 1998 and 1997, respectively.

RESTATEMENT

Subsequent to the filing of the Company's 1998 Annual Report on Form 10-K, the Company determined that the purchases of certain securities and the sales of certain loans entered into by the Company in 1998 should have been recorded as an exchange transaction in accordance with SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES and that a loss of $22,223,000 ($14,304,000 after tax) should have been recorded on the exchange. The Company had previously accounted for the purchases of the securities and sales of the loans as separate unrelated transactions. The purchases were recorded at cost and the sales were recorded based on the proceeds received for the loans sold, with no gain or loss being recognized. During the second quarter of 2000 the OCC, through a temporary cease and desist order dated April 25, 2000, required the Company to re-file its regulatory reports (the "Call Reports") to account for the purchase and sale transactions referred to above as related transactions and to record a loss on such transactions. The Company's Audit Committee, with the assistance of independent counsel, conducted an investigation that began in August 2000 and was completed during December 2000 into these transactions, including the consideration of certain additional information that the Company received from the OCC. After evaluating the results of the investigation, the Company concluded that the above tranactions should have been accounted for as an exchange (i.e., one related transaction) rather than as separate transactions and that a loss should be recorded. As a result, the 1998 consolidated financial statements have been restated from amounts previously reported to appropriately account for (1) the purchases of securities and sales of loans referred to above as an exchange, and recognize a loss on the exchange, (2) the initial recording of the securities acquired (some of which are classified as loans at December 31, 1998) at fair value which became their cost basis, and (3) the related income tax effects. See
Note 17 of the notes to the consolidated financial statements for a discussion of these restatements.

In addition, as part of this process, the Company will again re-file its Call Reports to reflect the same accounting treatment and loss described above. This action is being taken as the original loss of $24,602,000, which amount was based on a directive of the OCC (under a temporary cease and desist order), recorded by the Company for regulatory purposes in the previously re-filed Call Reports differed from the Company's final conclusions and recording of the $22,223,000 loss described above, which amount was based on management's determination of the fair value of the assets acquired. The Company's determination of the fair value was agreed to by the OCC in recent discussions with the OCC. Therefore, the Company's restated consolidated financial statements and the Company's re-filed Call Reports will be consistent as it relates to this loss on exchange.

The Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 presented herein have been adjusted to reflect the restatement described above.

KEY PERFORMANCE HIGHLIGHTS FOR 1998

During 1998, the Company experienced a 53 percent decline in earnings relative to the prior year, primarily as a result of a $14.3 million (after tax) loss on exchanges of assets offset by (i) increases in net interest income of 39 percent as a result of the growth in average assets of 50 percent fueled in part by the Company's retention of earnings, (ii) an important increase of 6.8 percent in non-interest income related to the Company's core trade finance business (iii) overall favorable credit quality as evidenced by the 0.61 percent net charge offs to average loans, and (iv) improved operating efficiencies.

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

NET INTEREST INCOME

An analysis of the Company's net interest income and average balance sheet for the last five years is presented in TABLE ONE and TABLE TWO. Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds, and it constitutes the Company's principal source of income. Net interest income increased to $54.0 million for the year ended December 31, 1998 from $39.0 million for the same period in 1997, a 39 percent increase. The increase was due largely to the growth in average earning assets offset, to some extent, by a decrease in net interest margin. Average earning assets increased to $1,383.3 million for the year ended December 31, 1998 from $903.4 million for the same period in 1997 a 53 percent increase while yields earned on average assets decreased by 22 basis points compared to the same period. Average loans and acceptances discounted increased to $1,165.2 million for the year ended December 31, 1998 from $737.9 million for the same period in 1997, a 58 percent increase, while average interest earning deposits due from other banks increased to $122.3 million for the year ended December 31, 1998 from $102.4 million for the same period in 1997, a 19 percent increase. Net interest margin decreased to 3.90 percent for the year ended December 31, 1998 from 4.31 percent for the same period in 1997, a 41 basis point decrease. The primary reasons for this decrease were (i) loan yields relative to reference rates decreased in certain countries in the Region and (ii) transactions with larger customers and transactions with multi-national customers, which command more competitive pricing.

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

PROVISION FOR CREDIT LOSSES

The Company's provision for credit-losses increased to $9.6 million for the year ended December 31, 1998 from $7.0 million for the same period in 1997. This 37 percent increase was largely a function of the 21% percent growth in total loans. Net loan chargeoffs during the year ended December 31, 1998 amounted to $7.1 million compared to $2.4 million for the year 1997. The allowance for credit losses was increased to $12.8 million at December 31, 1998 from $10.3 million at December 31, 1997, a 24 percent increase. The ratio of the allowance for credit losses to total loans was 1.10 percent at December 31, 1998 from 1.07 percent for the same period in 1997. A more detailed review of the provision for credit losses is presented in TABLE SEVENTEEN through TABLE TWENTY.

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

TABLE TWO.  YIELDS EARNED AND RATES PAID
(Dollars in thousands)

                                                                                 For The Years Ended
                                                       ---------------------------------------------------------------------
                                                                December 31, 1998                    December 31, 1997
                                                       -----------------------------------  --------------------------------
                                                                                  Average                            Average
                                                         Average                   Yield/     Average                Yield/
                                                         Balance      Interest     Rate       Balance     Interest    Rate
                                                     -----------     ---------   --------   ----------    --------   -------
Total Interest Earning Assets
Loans:
    Commercial loans
    Acceptances discounted                              $1,010,047   $ 91,439      9.05%    $  611,744    $57,257     9.36%
    Overdraft                                              131,158     12,165      9.27%       107,818     10,733     9.95%
    Mortgage loans                                          12,212      2,306     18.89%         6,890      1,307    18.96%
    Installment loans                                       11,523        949      8.24%        11,144        934     8.38%
                                                               285         26      9.22%           325         31     9.56%
Total Loans                                             ----------   --------     -----     ----------    -------    -----
                                                         1,165,225    106,885      9.17%       737,921     70,262     9.52%
Time deposits with banks
Investments                                                122,278     10,989      8.99%       102,360      8,909     8.70%
Federal funds sold                                          68,541      4,903      7.15%        44,978      2,980     6.63%
                                                            27,307      1,484      5.43%        18,186      1,008     5.54%
     Total investments and interest earning             ----------   --------     -----     ----------    -------    -----
        deposits with banks
Total interest earning assets                              218,126     17,376      7.97%       165,524     12,897     7.79%
                                                         1,383,351    124,261      8.98%       903,445     83,159     9.20%
Total non interest earning assets                                    --------     -----                   -------    -----
                                                           123,567                             104,401
Total Assets                                            ----------                          ----------
                                                        $1,506,918                          $1,007,846
                                                        ==========                          ==========
Interest bearing liabilities
Deposits:
    Super NOW, NOW
    Money Market                                            15,286        271      1.77%        15,675        300     1.91%
    Presidential Money Market                               46,342      2,177      4.70%        43,752      2,060     4.71%
    Super Savings, Savings                                   3,284        121      3.68%         3,385         97     2.87%
Certificate of deposits (including IRA)                      4,932        153      3.09%         4,426        139     3.14%
    Time deposits from banks (IBF)                       1,033,030     59,730      5.78%       582,933     34,463     5.91%
    Other                                                  128,853      7,266      5.64%       127,964      6,853     5.36%
                                                                18          1      2.96%            61          2     2.92%
Total deposits                                          ----------   --------     -----     ----------    -------    -----
                                                         1,231,745     69,719      5.66%       778,196     43,913     5.64%
Federal funds purchased
Other borrowings                                             3,423        197      5.77%         4,975        284     5.70%
                                                             4,743        364      8.65%             0          0     0.00%
                                                        ----------   --------     -----     ----------    -------    -----
Total interest bearing liabilities
                                                         1,239,911     70,280      5.67%       783,171     44,197     5.64%
                                                        ----------   --------     -----     ----------    -------    -----
Non interest bearing liabilities
    Demand deposits
    Other liabilities                                       69,699                              63,921
                                                            89,393                              81,443
Total non interest bearing liabilities                  ----------                          ----------
Stockholders' equity                                       159,092                             145,364
                                                           107,915                              79,311
                                                        ----------                          ----------
Total liabilities and stockholder's equity
                                                        $1,506,918                          $1,007,846
Net Interest income / net interest spread               ==========                          ==========
                                                                     $ 53,981      3.31%                  $38,962     3.56%
Margin:                                                              ========     =====                   =======    =====
Interest income / interest earning assets
Interest expense / interest earning assets                                         8.98%                              9.20%
                                                                                   5.08%                              4.89%
    Net interest margin                                                           -----                              -----
                                                                                   3.90%                              4.31%
                                                                                  -----                              -----

                                                                     For The Years Ended
                                                              --------------------------------
                                                                     December 31, 1996
                                                              --------------------------------
                                                                                      Average
                                                                Average               Yield/
                                                                Balance   Interest     Rate
                                                              ----------  ---------  ---------
Total Interest Earning Assets
Loans:
    Commercial loans                                           $375,054    $36,714     9.79%
    Acceptances discounted                                       93,511      9,395    10.05%
    Overdraft                                                     5,704      1,007    17.65%
    Mortgage loans                                               11,089        936     8.44%
    Installment loans                                               400         39     9.74%
                                                               --------    -------    -----
Total Loans                                                     485,758     48,090     9.90%

Time deposits with banks                                         62,404      5,751     9.22%
Investments                                                      25,498      1,551     6.08%
Federal funds sold                                               23,490      1,274     5.42%
                                                               --------    -------    -----
     Total investments and interest earning
        deposits with banks                                     111,392      8,576     7.70%
Total interest earning assets                                   597,150     56,666     9.49%
                                                                           -------    -----
Total non interest earning assets                                90,840
                                                               --------
Total Assets                                                   $687,990
                                                               ========

Interest bearing liabilities
Deposits:
    Super NOW, NOW                                               16,086        516     3.20%
    Money Market                                                 40,779      2,021     4.96%
    Presidential Money Market                                     3,370        127     3.77%
    Super Savings, Savings                                        8,636        281     3.25%
Certificate of deposits (including IRA)                         362,724     21,435     5.91%
    Time deposits from banks (IBF)                               93,670      5,010     5.35%
    Other                                                            71          3     3.67%
                                                               --------    -------    -----
Total deposits                                                  525,336     29,392     5.59%

Federal funds purchased                                             240         14     5.68%
Other borrowings                                                    164         10     6.29%
                                                               --------    -------    -----

Total interest bearing liabilities                              525,740     29,416     5.60%
                                                               --------    -------    -----

Non interest bearing liabilities
    Demand deposits                                              49,052
    Other liabilities                                            73,229
                                                               --------
Total non interest bearing liabilities                          122,281
Stockholders' equity                                             39,969
                                                               --------

Total liabilities and stockholder's equity                     $687,990
                                                               ========
Net Interest income / net interest spread                                  $27,250     3.89%
                                                                           =======    =====
Margin:
Interest income / interest earning assets                                              9.49%
Interest expense / interest earning assets                                             4.93%
                                                                                      -----
    Net interest margin                                                                4.56%
                                                                                      -----

TABLE THREE.  YIELDS EARNED - DOMESTIC AND FOREIGN EARNING ASSETS
(Dollars in thousands)

                                                                                  For The Years Ended
                                                  ---------------------------------------------------------------------------------
                                                              December 31, 1998                          December 31, 1997
                                                  ------------------------------------------ --------------------------------------
                                                                                  % of Total                              % of Total
                                                    Average             Average    Average   Average            Average    Average
                                                    Balance   Interest Yield/Rate   Assets   Balance  Interest Yield/Rate   Assets
                                                  ----------  -------- ---------- ---------- -------  -------- ---------- ---------
Total Interest Earning Assets
  Loans:
     Domestic                                     $  249,027  $ 25,155   10.1%     16.5%   $  175,209  $18,240   10.4%      17.4%
     Foreign                                         916,198    81,730    8.9%     60.8%      562,712   52,022    9.2%      55.8%
                                                  ----------  --------   ----     -----    ----------  -------   ----      -----
  Total Loans                                     $1,165,225  $106,885    9.2%     77.3%   $  737,921  $70,262    9.5%      73.2%

Investment and time deposits with banks
     Domestic                                         71,752     3,924    5.5%      4.8%       45,786    2,487    5.4%       4.5%
     Foreign                                         146,374    13,452    9.2%      9.7%      119,738   10,410    8.7%      11.9%
                                                  ----------  --------   ----     -----    ----------  -------   ----      -----
Total investments and interest earning with banks    218,126    17,376    8.0%     14.5%      165,524   12,897    7.8%      16.4%

Total interest earning assets                     $1,383,351  $124,261    9.0%     91.8%   $  903,445  $83,159    9.2%      89.6%
                                                              ========   ====                          =======   ====

Total non interest earning assets                    123,567                        8.2%      104,401                       10.4%
                                                  ----------                      -----    ----------

Total Assets                                      $1,506,918                      100.0%   $1,007,846                      100.0%
                                                  ==========                      =====    ==========                      =====


                                                                          For The Years Ended
                                                               ----------------------------------------
                                                                           December 31, 1996
                                                               ----------------------------------------
                                                                                             % of Total
                                                                Average            Average     Average
                                                                Balance  Interest Yield/Rate   Assets
                                                               --------  -------- ---------- ----------
Total Interest Earning Assets
  Loans:
     Domestic                                                  $156,453    $17,172    11.0%     22.7%
     Foreign                                                    329,305     30,918     9.4%     47.9%
                                                               --------    -------    ----     -----
  Total Loans                                                  $485,758    $48,090     9.9%     70.6%

Investment and time deposits with banks
     Domestic                                                    44,655      2,416     5.4%      6.5%
     Foreign                                                     66,737      6,160     9.2%      9.7%
                                                               --------    -------    ----     -----
Total investments and interest earning with banks               111,392      8,576     7.7%     16.2%

Total interest earning assets                                  $597,150    $56,666     9.4%     86.8%
                                                                           =======

Total non interest earning assets                                90,840                         13.2%
                                                                                               -----

Total Assets                                                   $687,990                        100.0%
                                                               ========                        =====

TABLE FOUR.  RATE VOLUME ANALYSIS
(Dollars in thousands)

                                                             Year Ended December 31, 1998          Year Ended December 31, 1997
                                                                Compared to Year Ended                Compared to Year Ended
                                                                   December 31, 1997                     December 31, 1996
                                                                   Changes Due To:                       Changes Due To:
                                                         ----------------------------------     ---------------------------------
Increase (decrease) in net interest income due to:        Volume        Rate         Total       Volume        Rate       Total
                                                         --------     --------     --------     --------     -------     --------
Loans:
  Commercial loans                                       $ 37,280     $ (3,098)    $ 34,182     $ 23,169     $(2,625)    $ 20,544
  Acceptances discounted                                    2,323         (891)       1,432        1,438        (100)       1,338
  Overdrafts                                                1,009          (10)         999          209          91          300
  Mortgage loans                                               32          (17)          15            5          (6)          (1)
  Installment loans                                            (4)          (1)          (5)          (7)         (1)          (8)
Investments:
  Time deposits with other banks                            1,734          346        2,080        3,682        (524)       3,158
  Investment securities                                     1,561          362        1,923        1,185         244        1,429
  Federal funds sold                                          505          (29)         476         (288)         21         (267)
                                                         --------     --------     --------     --------     -------     --------

Total earning assets                                       44,440       (3,338)      41,102       29,393      (2,900)      26,493
                                                         --------     --------     --------     --------     -------     --------

Deposits:
  Super NOW, NOW                                               (7)         (21)         (28)         (13)       (203)        (216)
  Money market                                                122           (5)         117          147        (108)          39
  Presidential money market                                    (3)          27           24            1         (31)         (30)
  Super savings, savings                                       16           (2)          14         (137)         (5)        (142)
  Certificates of deposits                                 13,029       12,192       25,221       13,027          --       13,027
  Time deposits with banks (IBF)                               48          366          414        1,834           9        1,843
  Other                                                        (1)          --           (1)          --          (1)          (1)
  Federal funds purchased                                     (88)           2          (86)         271          (1)         270
  Other borrowings                                             --          410          410          (10)         --          (10)
                                                         --------     --------     --------     --------     -------     --------

Total interest-bearing liabilities                         13,114       12,969       26,083       15,120        (340)      14,780
                                                         --------     --------     --------     --------     -------     --------

Change in net interest income                            $ 31,326     $(16,307)    $ 15,019     $ 14,273     $(2,560)    $ 11,713
                                                         ========     ========     ========     ========     =======     ========

TABLE FIVE.  RATE VOLUME ANALYSIS - DOMESTIC AND FOREIGN
(Dollars in thousands)

                                                         Year Ended December 31, 1998             Year Ended December 31, 1997
                                                            Compared to Year Ended                    Compared to Year Ended
                                                              December 31, 1997                          December 31, 1996
                                                               Changes Due To:                           Changes Due To:
                                                      ----------------------------------      ----------------------------------
Increase (decrease) in net interest income due to:     Volume        Rate         Total        Volume        Rate         Total
                                                      -------      -------       -------      -------      -------       -------
Loans:
  Domestic                                            $ 7,685      $  (770)      $ 6,915      $ 2,047      $  (954)      $ 1,093
  Foreign                                              32,679       (2,971)       29,708       21,797         (720)       21,077
Investments and time deposits with banks:
  Domestic                                              1,410           27         1,437           61           10            73
  Foreign                                               2,316          726         3,042        4,892         (642)        4,250
                                                      -------      -------       -------      -------      -------       -------

Total earning assets                                  $44,090      $(2,988)      $41,102      $28,797      $(2,306)      $26,493
                                                      =======      =======       =======      =======      =======       =======


TABLE SIX.  NON-INTEREST INCOME
(Dollars in thousands)

                                                           For the Year Ended December 31,
                                              -----------------------------------------------------------
                                                        1998 to 1997             1997 to 1996
                                                1998      % Change      1997      % Change         1996
                                              -------   ------------  -------    ------------    --------
Trade finance fees and commissions            $13,101       2.6%      $12,768        36.9%        $ 9,325
Structuring and syndication fees                3,352      32.2%        2,535      1737.0%            138
Customer service fees                             556     -22.0%          713       -43.1%          1,252
Other                                             544      27.7%          426        57.8%            270
                                              -------      ----       -------      ------         -------

Total non-interest income                     $17,553       6.8%      $16,442        49.7%        $10,985
                                              =======      ====       =======      ======         =======

OPERATING EXPENSES

Operating expenses increased to $50.3 million for the year ended December 31, 1998 from $23.4 million for the same period in 1997, a 115 percent increase. The increase was primarily due to a loss on exchange of assets and growth in expenditures, primarily to support revenue growth. A discussion of the significant components of non-interest expense in 1998 compared to 1997 is as follows: employee compensation and benefits increased to $14.5 million for the year ended December 31, 1998 from $13.2 million for the same period in 1997, a 10 percent increase. This was primarily due to an increase in the number of employees to 264 at December 31, 1998 from 250 at the same period in 1997. The majority of the employees were added to support the Puerto Rico branch and other areas within the bank. There were also salary increases for existing personnel. Occupancy expenses increased to $4.2 million for the year ended December 31, 1998 from $3.3 million for the same period in 1997, a 27 percent increase as a result of the additional branches. Other expenses increased to $8.7 million for the year ended December 31, 1998 from $7.0 million for the same period in 1997, primarily due to the increase in legal expense as a result of various litigation actions commenced by or against the Company in 1998. The Company's efficiency ratio experienced a favorable decrease to 39 percent in 1998 from 42.3 percent in 1997. The changes in operating expenses from year to year are analyzed in TABLE SEVEN.

The Company's income tax expense for 1998 was $4.1 million, for an effective tax rate of 36 percent of pretax income. Income tax expense for 1997 was $9.1 million for an effective rate of 36 percent. The decrease in the effective tax rate is the result of a state income tax refund for prior year filings. The year to year decrease of income tax expense was the result of the 54 percent decrease in pretax income. As the Company increases its foreign loans and investments in relation to total assets these activities are not taxable in the State of Florida thus reducing the overall effective tax rate. NOTE SIX of the consolidated financial statements includes an analysis of the components of the provision for income taxes.

TABLE SEVEN.  OPERATING EXPENSES
(Dollars in thousands)


                                                                   For the Year Ended December 31,
                                                      ---------------------------------------------------------
                                                               1998 to 1997             1997 to 1996
                                                        1998     % Change       1997       % Change      1996
                                                      -------  ------------   -------   ------------    -------
Employee compensation and benefits                    $14,527      10.4%      $13,162        20.4%      $10,935
Occupancy and equipment                                 4,229      30.1%        3,251        11.8%        2,907
Loss on exchange and write-down of asset               22,810     100.0%           --          --            --
Other operating expenses                                7,119       3.1%        6,902        29.2%        5,341
Legal Expense                                           1,601    1382.4%          108       -75.8%          447
                                                      -------    ------       -------      ------       -------


Total Operating Expenses                              $50,286     114.7%      $23,423        19.3%      $19,630
                                                      =======    ======       =======      ======       =======

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

Total consolidated assets increased 26 percent, or $351.1 million for the year ended December 31, 1998, which included an increase of $361.5 million in interest earning assets and a decrease of $10.4 million in non-interest earning assets. The increase in consolidated assets reflects increases of $198.5 million in net loans and $86.5 million in interest-earning deposits with other banks. These increases were principally funded by deposits from the branch network, time deposits due to banks and deposits due to other financial institutions as well as increases in retained earnings. The Company opened a branch in Puerto Rico during the first quarter to further support asset growth.

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

Investment securities increased to $105.6 million at December 31, 1998 from $54.6 million at December 31, 1997. The increase has been primarily in U.S. Government Agency Mortgage backed securities classified as held to maturity. These securities diversify the Company's portfolio, are eligible collateral for securing public funds and qualify as community Reinvestment Act investment. These investments further diversify the portfolio and are eligible as collateral for overnight investments.

NOTE TWO of the consolidated financial statements reports amortized fair value and maturity information on the securities portfolio.

TABLE EIGHT.  INTEREST-EARNING DEPOSITS WITH OTHER BANKS
(Dollars in thousands)

Country                               December 31, 1998

Ecuador                                        $ 43,394
Brazil                                           24,741
Bahamas(1)                                       23,000
Suriname                                         20,000
Dominican Republic                               16,035
Argentina                                        14,633
Jamaica                                          12,060
Germany                                          10,000
Grand Cayman                                     10,000
Panama                                            7,900
British West Indies                               6,640
Bolivia                                           5,000
Honduras                                          5,000
Nicaragua                                         1,000
United States                                       800
                                               --------

Total                                          $200,203
                                               ========

(1) Consists of placements in the Bahamas branch of a multinational financial institution.

LOAN PORTFOLIO

The Company's loan portfolio increased by $201.9 million, or 21 percent, during the year ended December 31, 1998 in relation to December 31, 1997. This was due to management's ability to increase lending to its existing customer base. In addition, the growth also reflected the overall increased economic trade activity throughout the Region. At December 31, 1998 commercial-domestic loans increased by $109.6 million, commercial foreign loans increased by $76.1 million and government and official institutions increased by $36.2 million from the balances at December 31, 1997. Details on the loans by type are shown in TABLE NINE below. At December 31, 1998 approximately 31 percent of the Company's portfolio consisted of loans to domestic borrowers and 69 percent of the Company's portfolio consisted of loans to foreign borrowers. The Company's loan portfolio is relatively short-term, as approximately 60 percent of loans at December 31, 1998 were short-term trade finance loans with average maturities of approximately 180 days as detailed on TABLE TEN.

The Company's loan portfolio is an important source of liquidity since the Company's predominant business, international trade finance, is self liquidating in nature and a significant part of the loans and extensions of credit mature within one year. The term to maturity of the Company's loans at December 31, 1998 are shown on TABLE TEN.

TABLE NINE.  LOANS BY TYPE
(In thousands)

                                                                                  Years Ended December 31,
                                                         ------------------------------------------------------------------------
                                                             1998            1997           1996           1995           1994
                                                         ------------     ----------     ----------     ----------     ----------
Domestic:

Commercial(1)                                            $    289,032     $  179,435     $  110,322     $   96,511     $   66,413
Acceptances discounted                                         56,706         45,153         23,314         33,059         42,764
Residential mortgages                                          10,494         12,008         10,610         11,363         11,050
Installment                                                       232            238            428            345            334
                                                         ------------     ----------     ----------     ----------     ----------

Subtotal Domestic                                             356,464        236,834        144,674        141,278        120,561

Foreign:

Banks and other financial institutions                        302,371        349,643        129,376        136,681         96,563
Commercial and industrial(1)                                  395,987        319,925        179,824         81,433         77,897
Acceptances discounted                                         72,597         55,301         80,935         62,838         19,962
Government and official institutions                           39,309          3,091            750            750            550
                                                         ------------     ----------     ----------     ----------     ----------

Subtotal Foreign                                              810,264        727,960        390,885        281,702        194,972
                                                         ------------     ----------     ----------     ----------     ----------

Total loans                                              $  1,166,728     $  964,794     $  535,559     $  422,980     $  315,533
                                                         ============     ==========     ==========     ==========     ==========


(1) Includes pre-export financing, warehouse receipts and refinancing of letters of credits.

TABLE TEN.  LOAN MATURITIES
(In thousands)

                                                                          As of December 31, 1998(1)
                                                          -----------------------------------------------------------
                                                                           Mature
                                                           Mature       After One But      Mature
                                                           Within          Within        After Five
                                                          One Year        Five Years        Years           Total
                                                          ---------     -------------    ----------      ------------
Domestic loans:
  Commercial and Industrial                               $ 210,938       $  58,751       $  19,343      $    289,032
  Acceptances discounted                                     56,706              --              --            56,706

Foreign loans:
  Commercial and Industrial                                 458,207         243,362          36,098           737,667
  Acceptances discounted                                     71,061           1,536              --            72,597
                                                          ---------       ---------       ---------      ------------

Total                                                     $ 796,912       $ 303,649       $  55,441      $  1,156,002
                                                          =========       =========       =========      ============

Fixed                                                     $ 546,552       $ 236,563       $  48,719      $    831,834
Adjustable                                                  250,360          67,086           6,722           324,168
                                                          ---------       ---------       ---------      ------------

Total fixed and adjustable                                $ 796,912       $ 303,649       $  55,441      $  1,156,002
                                                          =========       =========       =========      ============

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

At December 31 1998 approximately 34.4 percent in principal amount of the Company's loans were outstanding to borrowers in five countries other than the United States: Panama (10.2 percent), Guatemala (10.2 percent), Brazil (4.7 percent), Honduras (5.1 percent) and Peru (4.2 percent).

TABLE ELEVEN.  LOANS BY COUNTRY
(Dollars in thousands)

                                                                           At December 31,
                                   ---------------------------------------------------------------------------------------------
                                              1998                               1997                             1996
                                   ---------------------------         -----------------------         -------------------------
                                                        % of                             % of                             % of
                                                        Total                            Total                            Total
Country                               Amount            Loans            Amount          Loans          Amount            Loans
                                   ------------        -------         ---------        ------         ---------        --------

United States                      $    356,464          30.55%        $ 236,834         24.55%        $ 144,674           27.01%
Argentina                                36,276           3.11%           58,477          6.06%           35,241            6.58%
Bolivia                                  20,816           1.77%           38,058          3.94%           15,815            2.95%
Brazil                                   54,862           4.70%           58,040          6.02%           27,255            5.09%
British West Indies(2)                       --             --                --          0.00%           14,740            2.75%
Colombia(2)                              41,911           3.59%           23,768          2.46%               --            0.00%
Dominican Republic                       29,563           2.53%           40,161          4.16%            9,450            1.76%
Ecuador                                  46,917           4.02%           74,485          7.72%           29,799            5.56%
El Salvador                              37,196           3.19%           40,306          4.18%           28,472            5.32%
Guatemala                               119,227          10.22%           91,178          9.45%           79,483           14.84%
Honduras                                 59,564           5.11%           59,439          6.16%           24,277            4.53%
Jamaica(2)                               29,066           2.49%               --          0.00%           10,971            2.05%
Mexico                                   22,983           1.96%               --          0.00%
Panama                                  118,680          10.17%           77,295          8.01%           50,553            9.44%
Peru                                     49,382           4.23%           68,094          7.06%           26,658            4.98%
Russia                                       --             --            17,500          1.81%               --            0.00%
Suriname                                 21,868           1.87%
Venezuela                                19,756           1.69%           16,299          1.69%           10,245            1.91%
Other(1)                                102,197           8.78%           64,860          6.72%           27,926            5.21%
                                   ------------        -------         ---------        ------         ---------        --------

Total                              $  1,166,728         100.00%        $ 964,794        100.00%        $ 535,559          100.00%
                                   ============        =======         =========        ======         =========        ========

(1) Other consists of loans to borrowers in countries in which loans did not exceed 1 percent of total loans.

(2) These Countries had loans which did not exceed 1 percent of total loans in the periods indicated.

At December 31, 1998 approximately 30.3 percent in cross-border outstanding were due from borrowers in five countries other than the United States:
Guatemala (7.7 percent), Panama (7.0 percent), Brazil (5.6 percent), Ecuador (5.9 percent) and Honduras (4.1 percent).


TABLE TWELVE.  TOTAL CROSS-BORDER OUTSTANDING BY COUNTRY AND TYPE
(Dollars in million)

                                                                At December 31, 1998
                                      ----------------------------------------------------------------------
                                                     % of                     % of                     % of
                                                     Total                    Total                    Total
                                        1998        Assets        1997       Assets        1996       Assets
                                      --------      ------       ------      ------       ------      ------

Argentina                             $     57         3.4%      $   69         5.2%      $   58         7.7%
Bolivia                                     26         1.5%          44         3.3%          27         3.6%
Brazil                                      94         5.6%          85         6.3%          36         4.7%
British West Indies                         36         2.1%          11         0.8%          11         1.5%
Colombia                                    49         2.9%          24         1.8%           6         0.8%
Costa Rica(2)                               16         0.9%          --          --           --          --
Dominican Republic                          48         2.8%          39         2.9%           6         0.8%
Ecuador                                    100         5.9%          90         6.7%          35         4.6%
El Salvador                                 52         3.1%          46         3.4%          32         4.2%
Guatemala                                  131         7.7%          92         6.9%          96        12.7%
Honduras                                    69         4.1%          52         3.9%          33         4.4%
Jamaica                                     40         2.4%          32         2.4%          22         2.9%
Mexico(2)                                   23         1.4%          --          --           --          --
Nicaragua(2)                                15         0.9%          12         0.9%          --         0.0%
Panama                                     118         7.0%          72         5.4%          41         5.4%
Peru                                        56         3.3%          74         5.5%          26         3.4%
Russia(2)                                   --          --           17         1.3%          --         0.0%
Suriname(2)                                 27         1.6%          --          --           --          --
Venezuela(2)                                19         1.1%          --         0.0%          10         1.3%
Other(1)                                    76         4.4%          39         2.9%          17         2.3%
                                      --------      ------       ------      ------       ------      ------

Total                                 $  1,052        62.1%      $  798        59.6%      $  456        60.3%
                                      ========      ======       ======      ======       ======      ======

(1) Other consists of cross-border outstanding to countries in which such cross-border outstanding did not exceed 0.75 percent of the Company's total assets at any of the period indicated.

(2) These countries had cross-border outstanding which did not exceed .75 percent of total assets at any of the period indicated.

TOTAL CROSS-BORDER OUTSTANDINGS BY TYPE

                                                                     At December 31,
                                                           ----------------------------------
                                                             1998          1997         1996
                                                           --------       ------       ------

Government and official institutions                       $     69       $   25       $    1
Banks and other financial institutions                          489          442          161
Commercial and industrial                                       408          275          213
Acceptances discounted                                           86           56           81
                                                           --------       ------       ------

Total                                                      $  1,052       $  798       $  456
                                                           ========       ======       ======

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

TABLE THIRTEEN. MATURITIES OF AND AMOUNTS OF CERTIFICATES OF DEPOSITS AND OTHER TIME DEPOSITS $100,000 OR MORE
(In thousands)


                                         Certificates          Other Time
                                          of Deposit          Deposits-IBF
                                       $100,000 or More     $100,000 or More           Total
                                       ----------------     ----------------         ----------

Three months or less                      $  180,883            $  55,321            $  236,204
Over 3 through 6 months                      138,528                1,900               140,428
Over 6 through 12 months                     185,366                   --               185,366
Over 12 months                                25,596                   --                25,596
                                          ----------            ---------            ----------

Total                                     $  530,373            $  57,221            $  587,594
                                          ==========            =========            ==========

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


TABLE FOURTEEN.  CONTINGENCIES - COMMERCIAL LETTERS OF CREDIT
(In thousands)

                                                                            Year Ended December 31,
                                               ----------------------------------------------------------------------------------
                                                          1998                        1997                          1996
                                               ------------------------     ------------------------     ------------------------
                                                               Average                      Average                      Average
                                                  Total        Monthly         Total        Monthly         Total        Monthly
                                                 Volume        Volume         Volume        Volume         Volume        Volume
                                               ----------     ---------     ----------     ---------     ----------     ---------

Export Letters of Credit(1)                    $  397,683     $  33,140     $  424,748     $  35,396     $  369,367     $  30,781
Import Letters of Credit(1)                       349,099        29,092        394,758        32,897        312,964        26,080
                                               ----------     ---------     ----------     ---------     ----------     ---------

Total                                          $  746,782     $  62,232     $  819,506     $  68,293     $  682,331     $  56,861
                                               ==========     =========     ==========     =========     ==========     =========

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

TABLE FIFTEEN.  CONTINGENT LIABILITIES(1)
(In thousands)


                                                              At December 31,
                                          ------------------------------------------------------
                                             1998                  1997                  1996
                                          ----------            ----------            ----------

Argentina(3)                              $    1,680            $       --            $    7,095
Bolivia                                        3,890                 3,883                 4,401
Brazil                                            --                 4,123                 4,770
Colombia(3)                                       --                 3,936                    --
Costa Rica(3)                                  2,846                 3,168                    --
Dominican Republic                             7,015                 4,759                 2,719
Ecuador                                        3,703                17,839                 1,858
El Salvador                                    1,995                 3,837                 5,616
Guatemala                                     26,132                11,577                13,981
Guayana                                        2,374                    --                    --
Haiti(3)                                       2,088                 7,857                    --
Honduras                                       2,427                 5,550                 8,315
Jamaica(3)                                        --                    --                 1,556
Nicaragua                                         --                 3,386                 1,414
Panama                                        14,538                12,439                 9,803
Paraguay                                       1,961                 2,395                 5,105
Peru                                              --                 5,566                 5,864
Suriname                                      11,690                    --                    --
Switzerland                                    1,588                    --                    --
United States                                 39,415                94,629                55,991
Venezuela(3)                                      --                    --                    --
Other(2)                                       5,374                13,139                 3,224
                                          ----------            ----------            ----------

Total                                     $  128,716            $  198,083            $  131,712
                                          ==========            ==========            ==========


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

Historically, the Company has increased its level of deposits to allow for its planned asset growth. Customer deposits have increased through the branch network, and private banking customers, as well as deposits related to the trade activity. The majority of the Company's deposits are short-term and closely match the short-term nature of the Company's assets. At December 31, 1998 interest-earning assets maturing within 180 days were $1,022 million, representing 66 percent of total earning assets. The short-term nature of the loan portfolio and the fact that a portion of the loan portfolio consists of bankers' acceptances provides additional liquidity to the Company. Liquid assets at December 31, 1998 were $353 million, 21 percent of total assets, and consisted of cash and cash equivalents, due from banks-time and foreign treasury bills. At December 31, 1998 the Company had been advised of $94.5 million in available interbank funding.

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

TABLE SIXTEEN.  INTEREST RATE SENSITIVITY REPORT
(Dollars in thousands)

                                                                             December 31, 1998
                                              -------------------------------------------------------------------------------------
                                                0 to 30   31 to 90    91 to 180    181 to 365     1 to 5      Over 5
                                                 Days       Days         Days          Days       Years        Years       Total
                                              --------    --------    ---------     ---------    --------    --------    ----------
Earning Assets:
   Loans                                      $181,722    $270,944    $ 244,502     $ 120,970    $283,418    $ 65,172    $1,166,728

   Federal funds sold                           87,577                                                                       87,577

   Investment securities                        32,962      23,854        5,533           600       4,170      38,310       105,429

   Interest earning deposits with
     other banks                                70,410      53,771       50,997        25,025                               200,203
                                              --------    --------    ---------     ---------    --------    --------    ----------
Total                                          372,671     348,569      301,032       146,595     287,588     103,482     1,559,937
                                              --------    --------    ---------     ---------    --------    --------    ----------
Funding Sources:
   Savings and transaction deposits             55,257      35,220                                                           90,477

   Certificates of deposits of $100 or more     64,830     116,053      138,528       185,366      25,596                   530,373

   Certificates of deposits under $100          54,459      86,325      201,762       309,986      20,111          92       672,735

   Other time deposits                          28,763      16,558       10,000         1,900                                57,221

   Funds overnight                              49,350                                                                       49,350

   Other Borrowing                                                        6,116                                               6,116

Trust preferred securities                                                                                     11,000        11,000
                                              --------    --------    ---------     ---------    --------    --------    ----------
Total                                         $252,659    $254,156    $ 356,406     $ 497,252    $ 45,707    $ 11,092    $1,417,272
                                              ========    ========    =========     =========    ========    ========    ==========

Interest sensitivity gap                      $120,012    $ 94,413    $ (55,374)    $(350,657)   $241,881    $ 92,390    $  142,665
                                              ========    ========    =========     =========    ========    ========    ==========

Cumulative gap                                $120,012    $214,425    $ 159,051     $(191,606)   $ 50,275    $142,665
                                              ========    ========    =========     =========    ========    ========
Cumulative gap as a percentage
   of total earning assets                        7.69%      13.75%       10.20%       -12.28%       3.22%       9.15%
                                              ========    ========    =========     =========    ========    ========


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

TABLE SEVENTEEN.  CREDIT LOSS EXPERIENCE
(In thousands)

                                                                   For the Year Ended December 31,
                                               -------------------------------------------------------------------------
                                                   1998            1997           1996          1995             1994
                                               -----------      ---------      ---------      ---------        ---------
Balance of allowance for credit losses at
   beginning of period                         $    10,317      $   5,725      $   4,450      $   4,133        $   3,270
 Charge-offs:
 Domestic:
   Commercial                                       (3,357)        (1,693)          (951)        (1,097)            (352)
   Acceptances                                        (100)            --             --             --               --
   Residential                                          --             --             --             --               --
   Installment                                          --             (3)            (8)            (3)              --
                                               -----------      ---------      ---------      ---------        ---------
   Total domestic                                   (3,457)        (1,696)          (959)        (1,100)            (352)
 Foreign:
   Government and official institutions                 --             --             --             --               --
   Banks and other financial institutions           (3,901)          (896)          (678)            --               --
   Commercial and industrial                            --             --           (146)        (1,044)(1)       (1,686)(1)
   Acceptances discounted                               --             --             --             --               --
                                               -----------      ---------      ---------      ---------        ---------
   Total foreign                                    (3,901)          (896)          (824)        (1,044)          (1,686)
                                               -----------      ---------      ---------      ---------        ---------
 Total charge-offs                                  (7,358)        (2,592)        (1,783)        (2,144)          (2,038)
 Recoveries:
 Domestic:
   Commercial                                           12            203             16             10               19
   Acceptances                                          --             --             --             --               --
   Residential                                          --             --             --             --               --
   Installment                                          --              1              2              1                7
 Foreign:
     Banks and Other Financial Institutions            202             --             --             --               --
                                               -----------      ---------      ---------      ---------        ---------
   Total recoveries                                    214            204             18             11               26
                                               -----------      ---------      ---------      ---------        ---------
 Net (charge-offs) recoveries                       (7,144)        (2,388)        (1,765)        (2,133)          (2,012)
 Provision for credit losses                         9,621          6,980          3,040          2,450            2,875
                                               -----------      ---------      ---------      ---------        ---------
Balance at end of period                       $    12,794      $  10,317      $   5,725      $   4,450        $   4,133
                                               ===========      =========      =========      =========        =========
Average loans                                  $ 1,165,225      $ 737,921      $ 485,758      $ 370,568        $ 270,798
Total loans                                    $ 1,166,728      $ 964,794      $ 535,559      $ 422,980        $ 315,533
Net charge-offs to average loans                      0.61%          0.32%          0.36%          0.58%            0.74%
Allowance to total loans                              1.10%          1.07%          1.07%          1.05%            1.31%


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

TABLE EIGHTEEN.  ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES
(In thousands)

                                                                       Year Ended December 31,
                                               -------------------------------------------------------------------------
                                                   1998            1997           1996           1995             1994
                                               -----------      ---------      ---------      ---------        ---------
Allocation of the allowance by category of
  loans:
Domestic:
   Commercial                                  $       945      $   1,896      $   1,900      $     639        $   1,694
   Acceptances                                         211            315            226            333              299
   Residential                                          66             59             54             57               55
   Installment                                           3              3              6              4                4
   Overdraft                                           190            154             58             37               19
                                               -----------      ---------      ---------      ---------        ---------
     Total domestic                                  1,415          2,427          2,244          1,070            2,071
 Foreign:
   Government and official institutions                 --             --             --             --               --
   Banks and other financial institutions            3,033          3,854          2,112          1,900              550
   Commercial and industrial                         8,010          3,442            920          1,101            1,381
   Acceptances discounted                              336            594            449            379              131
                                               -----------      ---------      ---------      ---------        ---------
     Total foreign                                  11,379          7,890          3,481          3,380            2,062
 Total                                         $    12,794      $  10,317      $   5,725      $   4,450        $   4,133
                                               ===========      =========      =========      =========        =========
Percent of loans in each category to total
  loans:
Domestic:
  Commercial                                          24.8%          18.0%          20.1%          21.9%            20.6%
  Acceptances                                          4.9%           4.7%           4.4%           7.8%            13.6%
  Residential                                          0.9%           1.2%           2.0%           2.7%             3.5%
  Installment                                          0.0%           0.0%           0.1%           0.1%             0.1%
  Overdraft                                            0.0%           0.6%           0.4%           0.8%             0.5%
                                               -----------      ---------      ---------      ---------        ---------

    Total domestic                                    30.6%          24.5%          27.0%          33.3%            38.3%
Foreign:
  Government and official institutions                 3.4%           0.1%           0.1%           0.2%             0.2%
  Banks and other financial institutions              25.9%          36.5%          24.2%          32.3%            30.5%
  Commercial and industrial                           33.9%          33.2%          33.6%          19.3%            24.7%
  Acceptances discounted                               6.2%           5.7%          15.1%          14.9%             6.3%
                                               -----------      ---------      ---------      ---------        ---------
    Total foreign                                     69.4%          75.5%          73.0%          66.7%            61.7%
Total                                                100.0%         100.0%         100.0%         100.0%           100.0%
                                               ===========      =========      =========      =========        =========

TABLE NINETEEN. ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES ALLOCATED TO FOREIGN LOANS (In thousands)

                                                                        Year Ended December 31,
                                               -------------------------------------------------------------------------
                                                   1998            1997           1996           1995            1994
                                               -----------      ---------      ---------      ---------        ---------
Balance, beginning of year                     $     7,890      $   3,481      $   3,380      $   2,062        $     910
Provision for credit losses                          7,188          5,305            925          2,362            2,838
Net charge-offs                                     (3,699)          (896)          (824)        (1,044)(7)       (1,686)(7)
                                               -----------      ---------      ---------      ---------        ---------

 Balance, end of period                        $    11,379      $   7,890      $   3,481      $   3,380        $   2,062
                                               ===========      =========      =========      =========        =========

(1) Related to extensions of credit to a domestic-based business operated by a company organized under the laws of a foreign country.

The Company usually places an asset on non-accrual status when any payment of principal or interest is over 90 days past due or earlier if management determines the collection of principal or interest to be unlikely. Loans over 90 days past due may not be placed on non-accrual if they are in the process of collection and are either secured by property having a realizable value at least equal to the outstanding debt and accrued interest or are fully guaranteed by a financially responsible party whom the Company believes is willing and able to discharge the debt, including accrued interest. In most cases, if a borrower has more than one loan outstanding under its line with the Company and any of its individual loans becomes over 90 days past due, the Company places all outstanding loans to that borrower on non-accrual status.

The Company does not have a rigid charge-off policy but instead charges off loans on a case-by-case basis as determined by management and approved by the Board of Directors. In some instances, loans may remain in the non-accrual category for a period of time during which the borrower and the Company negotiate restructured repayment terms.

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

The following table sets forth information regarding the Company's non-performing loans at the dates indicated. Total nonperforming loans to total loans remains within the historical levels. However, the non-performing loans to total assets ratio has improved when compared to prior year results.

TABLE TWENTY.  NONPERFORMING LOANS
(In thousands)

                                                                                   At December 31,
                                                       -------------------------------------------------------------------------
                                                         1998              1997           1996           1995             1994
                                                       -------          -------         -------         -------          -------
Domestic:
   Non accrual                                         $ 2,189          $ 3,100         $ 3,087         $ 1,345          $   584
   Past due over 90 days and accruing                       69               --              --             582               --
                                                       -------          -------         -------         -------          -------
     Total domestic nonperforming loans                  2,258            3,100           3,087           1,927              584

 Foreign:
   Non accrual                                           6,396            2,949           1,654           2,287            1,285
   Past due over 90 days and accruing                      404               --             112             301               --
                                                       -------          -------         -------         -------          -------
    Total foreign nonperforming loans                    6,800            2,949           1,766           2,588            1,285

Total nonperforming loans (1)                          $ 9,058          $ 6,049         $ 4,853         $ 4,515          $ 1,869
                                                       =======          =======         =======         =======          =======

Total nonperforming loans to total loans                  0.78%            0.48%           0.91%           1.07%            0.59%
Total nonperforming assets to total assets                0.53%            0.64%           0.64%           0.73%            0.41%


(1) During such periods the Company did not have any loans which were deemed to be "troubled debt restructurings" as defined in SFAS No. 15.

At December 31, 1997, and December 31, 1998 the Company had no non-accruing investment securities.

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

Management does not believe that there is a material amount of loans not included in the foregoing table where known information about possible credit problems of the borrowers would cause management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in such loans becoming non-accruing loans.

CAPITAL RESOURCES

Stockholders' equity at December 31, 1998 was $109.2 million compared to $98.3 million at December 31, 1997. This increase was due to $7.5 million of retained earnings and $2.0 million of common stock issued from exercise of stock options. During 1997 the Company paid dividends on preferred stock of $319 thousand, which were within the amounts allowed by banking and holding Company regulations.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial condition of the Company as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 17, the accompanying 1998 consolidated financial statements have been restated.

Deloitte & Touche LLP
Miami, Florida

February 5, 1999 (December 26, 2000 as to the effects of the restatement described in Note 17)

HAMILTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION
DECEMBER 31, 1998 AND 1997
(DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)
--------------------------------------------------------------------------------

                                                                                   AS RESTATED,
                                                                                   SEE NOTE 17
ASSETS                                                                                 1998            1997
                                                                                   ------------    -----------
CASH AND DEMAND DEPOSITS WITH OTHER BANKS                                          $    24,213     $    29,434
FEDERAL FUNDS SOLD                                                                      87,577          62,000
                                                                                   -----------     -----------
           Total cash and cash equivalents                                             111,790          91,434

INTEREST-EARNING DEPOSITS WITH OTHER BANKS                                             200,203         113,730

SECURITIES AVAILABLE FOR SALE (Amortized cost: $70,509 in 1998
   and $54,725 in 1997)                                                                 69,725          54,641

SECURITIES HELD TO MATURITY                                                             35,870

LOANS - NET                                                                          1,150,903         952,431

DUE FROM CUSTOMERS ON BANKERS ACCEPTANCES                                               75,567          95,312

DUE FROM CUSTOMERS ON DEFERRED PAYMENT LETTERS OF CREDIT                                 6,468           8,352

PROPERTY AND EQUIPMENT - NET                                                             4,775           4,785

ACCRUED INTEREST RECEIVABLE                                                             19,201          14,441

GOODWILL - NET                                                                           1,833           2,008

OTHER ASSETS                                                                            16,894           5,000
                                                                                   -----------     -----------
TOTAL                                                                              $ 1,693,229     $ 1,342,134
                                                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                                           $ 1,477,052     $ 1,135,047

OTHER BORROWINGS                                                                         6,116

TRUST PREFERRED SECURITIES                                                              11,000

BANKERS ACCEPTANCES OUTSTANDING                                                         75,567          95,312

DEFERRED PAYMENT LETTERS OF CREDIT OUTSTANDING                                           6,468           8,352

OTHER LIABILITIES                                                                        7,784           5,096
                                                                                   -----------     -----------
           Total liabilities                                                         1,583,987       1,243,807
                                                                                   -----------     -----------
COMMITMENTS AND CONTINGENCIES (Note 4, 13)

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 75,000,000 shares authorized,
   10,050,062 shares issued and outstanding at December 31, 1998 and
    9,827,949 shares issued and outstanding at December 31, 1997                           100              98
  Capital surplus                                                                       60,117          56,266
  Retained earnings                                                                     49,511          42,016
  Accumulated other comprehensive loss                                                    (486)            (53)
                                                                                   -----------     -----------
           Total stockholders' equity                                                  109,242          98,327
                                                                                   -----------     -----------
TOTAL                                                                              $ 1,693,229     $ 1,342,134
                                                                                   ===========     ===========

See accompanying notes to consolidated financial statements.

HAMILTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)
--------------------------------------------------------------------------------

                                                       AS RESTATED,
                                                       SEE NOTE 17
                                                           1998          1997          1996
                                                       ------------   ----------    ----------
INTEREST INCOME:
  Loans, including fees                                $   106,885    $   70,262    $   48,090
  Deposits with other banks                                 10,989         8,909         5,751
  Investment securities                                      4,903         2,980         1,551
  Federal funds sold                                         1,484         1,008         1,274
                                                       -----------    ----------    ----------
           Total                                           124,261        83,159        56,666
                                                       -----------    ----------    ----------
INTEREST EXPENSE:
  Deposits                                                  69,719        43,913        29,392
  Federal funds purchased and other borrowing                  561           284            24
                                                       -----------    ----------    ----------
           Total                                            70,280        44,197        29,416
                                                       -----------    ----------    ----------
NET INTEREST INCOME                                         53,981        38,962        27,250

PROVISION FOR CREDIT LOSSES                                  9,621         6,980         3,040
                                                       -----------    ----------    ----------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                         44,360        31,982        24,210
                                                       -----------    ----------    ----------
NON-INTEREST INCOME:
  Trade finance fees and commissions                        13,101        12,768         9,325
  Structuring and syndication fees                           3,352         2,535           138
  Customer service fees                                        556           713         1,252
  Net gain on sale of securities available for sale                          108
  Other                                                        544           318           270
                                                       -----------    ----------    ----------
           Total                                            17,553        16,442        10,985
                                                       -----------    ----------    ----------
OPERATING EXPENSES:
  Employee compensation and benefits                        14,527        13,162        10,935
  Occupancy and equipment                                    4,229         3,251         2,907
  Loss on exchanges and write-down of assets                22,810
  Other                                                      8,720         7,010         5,788
                                                       -----------    ----------    ----------
           Total                                            50,286        23,423        19,630
                                                       -----------    ----------    ----------
INCOME BEFORE PROVISION FOR INCOME TAXES                    11,627        25,001        15,565

PROVISION FOR INCOME TAXES                                   4,132         9,098         5,855
                                                       -----------    ----------    ----------
NET INCOME                                             $     7,495    $   15,903    $    9,710
                                                       ===========    ==========    ==========
NET INCOME PER COMMON SHARE:
  Basic                                                $      0.75    $     1.81    $     1.87
                                                       ===========    ==========    ==========
  Diluted                                              $      0.72    $     1.73    $     1.79
                                                       ===========    ==========    ==========
AVERAGE SHARES OUTSTANDING:
  Basic                                                  9,983,208     8,806,379     5,205,030
                                                       ===========    ==========    ==========
  Diluted                                               10,390,884     9,173,680     5,430,030
                                                       ===========    ==========    ==========

See accompanying notes to consolidated financial statements.

HAMILTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(DOLLARS IN THOUSANDS)

                                                                   AS RESTATED
                                                                   SEE NOTE 17

                                                                      1998                1997                 1996
                                                                   ---------           ----------           ---------

NET INCOME                                                         $   7,495           $   15,903           $   9,710

OTHER COMPREHENSIVE INCOME, Net of tax:
  Unrealized (depreciation) appreciation in securities
    available for sale during the year                                  (433)                  18                  (4)

  Less:  Reclassification adjustment for gains included
    in net income                                                                             (69)
                                                                   ---------           ----------           ---------

           Total                                                        (433)                 (51)                 (4)
                                                                   ---------           ----------           ---------

COMPREHENSIVE INCOME                                               $   7,062           $   15,852           $   9,706
                                                                   =========           ==========           =========

HAMILTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
AS RESTATED. SEE NOTE 17
(DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                          PREFERRED STOCK        COMMON STOCK
                                                        ------------------    -------------------     CAPITAL        RETAINED
                                                         SHARES     AMOUNT     SHARES      AMOUNT     SURPLUS        EARNINGS
                                                        --------    ------    ---------    ------    ----------     ----------
BALANCE, DECEMBER 31, 1995                               101,207    $   1     4,731,804    $   47    $   14,410     $   20,343

  Net change in unrealized gain on securities available for sale, net of taxes

  Cash dividends on preferred stock,
    net of withholding taxes                                                                                              (708)

  Stock dividend (10%)                                                          473,226         5         2,908         (2,913)

  Net income                                                                                                             9,710
                                                        --------    -----     ---------    ------    ----------     ----------

BALANCE, DECEMBER 31, 1996                               101,207        1     5,205,030        52        17,318         26,432

  Net change in unrealized loss on securities available for sale, net of taxes

  Cash dividends on preferred stock,
   net of withholding taxes                                                                                               (319)

  Conversion of preferred stock into
   common stock with 6.5 to 1 split                     (101,207)      (1)      466,160         5            (4)

  Conversion of bank stock and warrants
   into common stock with 6.5 to 1 split                                      1,396,759        14           (14)

  Sale of 2,760,000 shares of common
   stock in public offering, net                                              2,760,000        27        38,966

Net income                                                                                                              15,903
                                                        --------    -----     ---------    ------    ----------     ----------

BALANCE, DECEMBER 31, 1997                                    --       --     9,827,949        98        56,266         42,016

Issuance of 222,113 shares of common
   stock from exercise of options                                               222,113         2         2,048

Reduction of tax liability due to
   deductibility of stock options exercised                                                               1,803

  Net change in unrealized loss on securities available for sale, net of taxes

Net Income                                                                                                               7,495
                                                        --------    -----     ---------    ------    ----------     ----------
BALANCE, DECEMBER 31, 1998                                    --    $  --    10,050,062    $  100    $   60,117     $   49,511
                                                        ========    =====    ==========    ======    ==========     ==========

                                                     ACCUMULATED
                                                       OTHER          TOTAL
                                                    COMPREHENSIVE  STOCKHOLDERS'
                                                        LOSS         EQUITY
                                                    -------------  ------------

BALANCE, DECEMBER 31, 1995                            $      2     $    34,802

  Net change in unrealized gain on securities
     available for sale, net of taxes                       (4)             (4)

  Cash dividends on preferred stock,
    net of withholding taxes                                              (708)

  Stock dividend (10%)                                                      --

  Net income                                                             9,710
                                                      --------     -----------

BALANCE, DECEMBER 31, 1996                                  (2)         43,800

  Net change in unrealized loss on securities
   available for sale, net of taxes                        (51)            (51)

  Cash dividends on preferred stock,
   net of withholding taxes                                               (319)

  Conversion of preferred stock into
   common stock with 6.5 to 1 split

  Conversion of bank stock and warrants
    into common stock with 6.5 to 1 split

  Sale of 2,760,000 shares of common
   stock in public offering, net                                        38,993

Net income                                                              15,903
                                                      --------     -----------

BALANCE, DECEMBER 31, 1997                                 (53)         98,327

Issuance of 222,113 shares of common
   stock from exercise of options                                        2,050

Reduction of tax liability due to
   deductibility of stock options exercised                              1,803

  Net change in unrealized loss on securities
   available for sale, net of taxes                       (433)           (433)

Net Income                                                               7,495
                                                      --------     -----------

BALANCE, DECEMBER 31, 1998                            $   (486)    $   109,242
                                                      ========     ===========

HAMILTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(DOLLARS IN THOUSANDS)

                                                                             AS RESTATED
                                                                             SEE NOTE 17
                                                                                 1998                1997                1996
                                                                              -----------         -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $     7,495         $    15,903         $     9,710
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                                 1,173               1,024               1,074
      Provision for credit losses                                                   9,621               6,980               3,040
      Deferred tax (benefit) provision                                             (8,612)             (2,615)                 73
      Loss on exchange and write down of asset                                     22,810
      Net gain on sales of securities available for sale                                                 (108)
      Net loss (gain) on sale of loans and other real estate owned                    220                                      (8)
      Proceeds from the sale of bankers acceptances and loan
       participations, net of loan participations purchased                        84,939              80,007             102,353
      Increase in accrued interest receivable and other assets                     (7,963)             (5,248)             (3,923)
      Increase in other liabilities                                                 4,524                 107                 794
                                                                              -----------         -----------         -----------

           Net cash provided by operating activities                              114,207              96,050             113,113
                                                                              -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in interest-earning deposits with other banks                          (86,473)            (33,253)            (42,058)
  Purchase of securities available for sale                                      (230,442)           (201,448)            (59,431)
  Purchase of securities held to maturity                                         (46,299)
  Proceeds from maturities of securities held to maturity                             989                                  20,946
  Proceeds from sales and maturities of securities available for sale             214,037             176,203              38,375
  Increase in loans - net                                                        (327,696)           (512,139)           (216,711)
  Purchases of property and equipment - net                                          (936)             (2,166)               (640)
  Proceeds from sale of loans and other real estate owned                          21,798                                      56
                                                                              -----------         -----------         -----------

           Net cash used in investing activities                                 (455,022)           (572,803)           (259,463)
                                                                              -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits - net                                                      342,005             496,407             133,575
  Proceeds from trust preferred securities offering                                11,000
  Proceeds from other borrowing                                                     6,116
  Net proceeds from issuance of common stock                                        2,050              38,993
  Cash dividends on preferred stock                                                                      (319)               (708)
                                                                              -----------         -----------         -----------

           Net cash provided by financing activities                              361,171             535,081             132,867
                                                                              -----------         -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               20,356              58,328             (13,483)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     91,434              33,106              46,589
                                                                              -----------         -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $   111,790         $    91,434         $    33,106
                                                                              ===========         ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the year                                               $    68,665         $    42,555         $    29,551
                                                                              ===========         ===========         ===========

  Income taxes paid during the year                                           $    12,717         $     9,077         $     5,540
                                                                              ===========         ===========         ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  Other real estate owned acquired through foreclosure                                            $       165
                                                                                                  ===========

See accompanying notes to consolidated financial statements.

HAMILTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Hamilton Bancorp Inc. (the "Company") is a holding company formed in 1988 primarily to acquire ownership in Hamilton Bank, N.A. (the "Bank"), a national Federal Reserve member bank which commenced operations in February 1983. As of December 31, 1998, the Company owned 99.78% of the outstanding common stock of the Bank. The Bank's business is focused primarily on trade and providing innovative services for its financial correspondents and exporting/importing firms. The Bank offers these services through its main office and three branches in Miami, Florida, and a branch in Tampa, Winter Haven, Sarasota, West Palm Beach, Florida and San Juan, Puerto Rico.

         The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices within the banking industry. The following summarizes the more significant of these policies:

         BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of the Company, Bank and Hamilton Capital Trust I (the "Trust", see Note 8). All significant intercompany amounts have been eliminated in consolidation.

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

         IMPAIRED LOANS - A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not impaired during a period of delay in payment if the creditor expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. Individually indentified impaired loans are measured based on the present value of payments expected to be received, using the historical effective loan rate as the discount rate. Alternatively, measurement may also be based on observable market prices, or for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. The Company evaluates commercial loans individually for impairment, while groups of smaller-balance homogeneous loans (generally residential mortgage and installment loans) are collectively evaluated for impairment. The Company has classified all non-accrual loans as impaired.

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

         Structuring and syndication fees are earned in connection with the purchase, participation and placement, without recourse or future obligation, of trade finance obligations and for arranging financing for domestic and foreign customers. Nonrefundable fees earned for such transactions are fully recognized in income at the time the transaction is consummated.

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

         In June 1997. the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statement and requires them to report selected segment information in their quarterly reports issued to shareholders. SFAS No. 131 also requires entitywide disclosures about the products and services an entity provides, the foreign countries in which it holds assets and reports revenues, and its major customers. SFAS No. 131 was adopted as of January 1, 1998 and did not have a material impact on the Company's consolidated financial statement presentation.

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

         In June 1998, the FASB issued SFAS No. 133. Accounting for Derivative Instruments and Hedging Activities. Among other provisions, SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 1999. Management has not determined what effects, if any, the adoption of SFAS No. 133 will have on the Company's consolidated financial statements.

         In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that all components of comprehensive income be reported on one of the following: (1) the statement of income, (2) the statement of changes in stockholders' equity, or (3) a separate statement of comprehensive income. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid-in capital) and distributions to owners (dividends). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 is not expected to have a material impact on the Company's financial statement presentation.

2.       INVESTMENT SECURITIES

         A comparison of the amortized cost and fair value of investment securities at December 31, 1998 and 1997 is as follows (dollars in thousands):

                                                                                                1998
                                                                     -----------------------------------------------------------
                                                                     AMORTIZED             GROSS UNREALIZED              FAIR
                                                                       COST            GAINS            LOSSES           VALUE
                                                                     ---------        --------        ----------        --------
AVAILABLE FOR SALE:
  U.S. Government and agency securities                              $ 46,835         $     11         $      2         $ 46,844
  Foreign debt securities                                              20,284               15              383           19,916
  Federal Reserve Bank stock                                            1,262               --               --            1,262
  Foreign bank stocks                                                   1,028               --              276              752
  Other                                                                 1,100               28              177              951
                                                                     --------         --------         --------         --------

           Total                                                     $ 70,509         $     54         $    838         $ 69,725
                                                                     ========         ========         ========         ========

HELD TO MATURITY:
  Mortgage backed securities                                         $ 17,242         $     30         $    203         $ 17,069
  Municipal bonds                                                       3,000               --               --            3,000
  Perpetual subordinated euronotes                                      8,359            1,731               --           10,090
  Foreign government debt securities                                    7,269              771               --            8,040
                                                                     --------         --------         --------         --------

Total                                                                $ 35,870         $  2,532         $    203         $ 38,199
                                                                     ========         ========         ========         ========

                                                                                               1997
                                                                     -----------------------------------------------------------
                                                                     AMORTIZED             GROSS UNREALIZED              FAIR
                                                                       COST           GAINS            LOSSES            VALUE
                                                                     ---------        ------         ----------         --------
AVAILABLE FOR SALE:
  U.S. Government and agency securities                              $ 29,716         $   --           $    5           $ 29,711
  Foreign debt securities                                              20,179             15               --             20,194
  Federal Reserve Bank stock                                            1,262             --               --              1,262
  Foreign bank stocks                                                   1,881             --               99              1,782
  Mutual funds                                                          1,687             95               90              1,692
                                                                     --------         ------           ------           --------

           Total                                                     $ 54,725         $  110           $  194           $ 54,641
                                                                     ========         ======           ======           ========

         There were no sales of securities available for sale during the years ended December 31, 1998 and 1996. During the year ended December 31, 1997, gross realized gains on the sale of securities available for sale were approximately $109,000 and gross realized losses were approximately $1,000.

         Investment securities with an amortized cost and fair value of approximately $38,031,000 and $37,896,000, respectively, at December 31, 1998, were pledged as collateral for public deposits. In addition, investment securities with amortized cost and fair value of approximately $7,920,000 and $7,889,000, respectively, at December 31, 1998, were pledged as collateral for other borrowings (see Note 7).

         The following table shows the amortized cost and the fair value by maturity distribution of the securities portfolio at December 31, 1998, (dollars in thousands):

                                                     AVAILABLE FOR SALE                     HELD TO MATURITY
                                                 ---------------------------         -----------------------------
                                                 AMORTIZED            FAIR            AMORTIZED            FAIR
                                                    COST             VALUE              COST              VALUE
                                                 ---------         ---------         ----------         ----------

Within one year                                  $  62,949         $  62,938
One to five years                                    4,170             3,822
Over five years                                         --                --         $   27,511         $   28,109
                                                 ---------         ---------         ----------         ----------

Total                                               67,119            66,760             27,511             28,109

Federal Reserve Bank stock                           1,262             1,262                 --                 --
Foreign bank stocks                                  1,028               752                 --                 --
Perpetual subordinated                                  --                --              8,359             10,090
   euronotes
Other                                                1,100               951                 --                 --
                                                 ---------         ---------         ----------         ----------

Total Securities                                 $  70,509         $  69,725         $   35,870         $   38,199
                                                 =========         =========         ==========         ==========

3.       LOANS

         Loans consist of the following at December 31, 1998 and 1997, (dollars in thousands):

                                                       1998                 1997
                                                   ------------          ----------

Commercial (primarily trade related):
  Domestic                                         $    289,032          $  179,435
  Foreign                                               737,667             672,659
Acceptances discounted - trade related:
  Domestic                                               56,706              45,153
  Foreign                                                72,597              55,301
Residential mortgages                                    10,494              12,008
Installment                                                 232                 238
                                                   ------------          ----------

Total                                                 1,166,728             964,794
Less:
  Unearned income:
    Acceptances discounted                                2,814               1,809
    Other                                                   217                 237
  Allowance for credit losses                            12,794              10,317
                                                   ------------          ----------

Loans - net                                        $  1,150,903          $  952,431
                                                   ============          ==========


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

         As of December 31, 1998, the Company had approximately $123 million in bearer debt securities which were classified as loans and were accounted for as held to maturity securities under SFAS 115.

         A summary of the activity in the allowance for credit losses for the years ended December 31, 1998, 1997 and 1996 is as follows (dollars in thousands):

                                                                            1998                 1997                 1996
                                                                          ---------            ---------            ---------

            Balance at the beginning of year                              $  10,317            $   5,725            $   4,450
            Provision charged to operations                                   9,621                6,980                3,040
            Loan charge-offs, net of recoveries                              (7,144)              (2,388)              (1,765)
                                                                          ---------            ---------            ---------

            Balance at the end of year                                    $  12,794            $  10,317            $   5,725
                                                                          =========            =========            =========

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

4.       PROPERTY AND EQUIPMENT

         The following is a summary of property and equipment at December 31, 1998 and 1997 (dollars in thousands):

                                                                                         1998                   1997
                                                                                      ---------               --------

              Land                                                                    $     811               $    811
              Building and improvements                                                   1,530                  1,448
              Leasehold improvements                                                      2,553                  2,437
              Furniture and equipment                                                     5,691                  5,065
              Automobiles                                                                    80                     80
                                                                                      ---------               --------

              Total                                                                      10,665                  9,841
              Less accumulated depreciation and amortization                              5,890                  5,056
                                                                                      ---------               --------

              Property and equipment - net                                            $   4,775               $  4,785
                                                                                      =========               ========

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

      The approximate future minimum payments, by year and in the aggregate, on these leases at December 31, 1998 are as follows, (dollars in thousands):

                   YEAR ENDING
                   DECEMBER 31,               AMOUNT
           ----------------------------      -------
               1999                          $ 1,967
               2000                            1,924
               2001                            1,716
               2002                            1,612
               2003                            1,559
               Thereafter                      4,616
                                             -------

         Total minimum lease payments        $13,394
                                             =======

      Rent expense was approximately $1,726,000, $1,381,000 and $1,006,000, for the years ended December 31, 1998, 1997 and 1996, respectively.

5.    DEPOSITS

      Deposits consist of the following at December 31, 1998 and 1997, (dollars in thousands):

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
                                                                  ==========      ==========

      Time deposits in amounts of $100,000 and over at December 31, 1998 mature as follows, (dollars in thousands):

                                                 AMOUNT
                                                --------
         Three months or less                   $180,883
         Three months to twelve months           323,894
         One year to five years                   25,596
                                                --------

         Total                                  $530,373
                                                ========

6.    INCOME TAXES

      The components of the provision for income taxes are as follows for the years ended December 31, 1998, 1997 and 1996 (dollars in thousands):

                                        1998           1997           1996
                                      --------       --------       --------
           Current income taxes:
            Federal                   $ 11,503       $ 10,352       $  4,629
            State                          149            481            263
            Foreign                      1,092            880            890
                                      --------       --------       --------

                                        12,744         11,713          5,782
                                      --------       --------       --------
           Deferred income taxes:
            Federal                     (8,136)        (2,515)            70
            State                         (476)          (100)             3
                                      --------       --------       --------

                                        (8,612)        (2,615)            73
                                      --------       --------       --------

           Total                      $  4,132       $  9,098       $  5,855
                                      ========       ========       ========

      The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to pretax income for the following reasons:

                                                                     1998        1997      1996
                                                                    ------      ------    ------
         Federal statutory rate                                       35.0%       35.0%     35.0%
         Increase in taxes:
           State income tax, net of federal income tax benefit         0.1         1.0       1.7
           Other, net                                                  0.4         0.4       0.9
                                                                    ------      ------     -----

         Effective income tax rate                                    35.5%       36.4%     37.6%
                                                                    ======      ======     =====

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1997 and 1997 are as follows, (dollars in thousands):

                                                                 1998         1997
                                                               -------      -------
         Deferred tax assets:
           Difference between book and tax basis
             of allowance for credit losses                    $ 4,734      $ 3,551
           Difference between book and tax basis property           63          293
           Loss on exchange                                      7,889           --
           Securities available for sale                           298           --
                                                               -------      -------

                    Total deferred tax assets                   12,984        3,844
                                                               -------      -------

         Deferred tax liabilities:

           Other                                                   230           --
           Securities available for sale                            --            3
                                                               -------      -------

                    Total deferred tax liabilities                 230            3
                                                               -------      -------
         Net deferred tax assets                               $12,754      $ 3,841
                                                               =======      =======

      Recognition of deferred tax assets is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences and tax credits will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur. No valuation allowances have been recorded at December 31, 1998 and 1997.

7.    OTHER BORROWINGS

      Other borrowings consist of the following at December 31, 1998 (dollars in thousands):

                                                                  AMOUNT
                                                                  ------
         7.13% loan secured by a foreign treasury
           bill , interest and principal due at
           maturity (March 1999)                                  $3,728

         8.04% loan secured by a foreign corporate
           security, interest and principal due at
           maturity (March 1999)                                   2,388
                                                                  ------

                    Total                                         $6,116
                                                                  ======

8.    TRUST PREFERRED SECURITIES

      On December 28, 1998, the Company issued $11,000,000 of 9.75% Beneficial Unsecured Securities, Series A (the "Preferred Securities") out of a guarantor trust. The Trust holds 9.75% Junior Subordinated Deferrable Interest Debentures, Series A (the "Subordinated Debentures") of the Company purchased with the proceeds of the securities issued. Interest from the Subordinated Debentures of the Company is used to fund the preferred dividends of the Trust. Distributions on the Preferred Securities are cumulative and are payable quarterly. The Trust must redeem the Preferred Securities when the Subordinated Debentures are paid at maturity on or after December 31, 2028 or upon earlier redemption. Subject to the Company having received any required approval of regulatory agencies, the Company has the option at any time on or after December 31, 2008 to redeem the Subordinated Debentures, in whole or in part. Additionally, the Company has the option at any time prior to December 31, 2008 to redeem the Subordinated Debentures, in whole but not in part, if certain regulatory or tax events occur or if there is a change in certain laws that require the Trust to register under the law. The Preferred Securities are considered to be Tier I capital for regulatory purposes.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

      As of December 31, 1998 and 1997, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

      The Company's consolidated and the Bank's actual capital amounts and ratios are also presented in the table, (dollars in thousands).

                                                                                           TO BE WELL
                                                                                        CAPITALIZED UNDER
                                                                     FOR CAPITAL        PROMPT CORRECTIVE
                                                   ACTUAL         ADEQUACY PURPOSES     ACTION PROVISIONS
                                            ------------------- --------------------- ---------------------
                                             Amount     Ratio     Amount      Ratio     Amount       Ratio
                                            --------   -------- ---------    -------- ---------    --------
AS OF DECEMBER 31, 1998:
COMPANY

Total Capital (to Risk Weighted Assets)     $131,758      12.0%   $87,633      8.0%
                                            ========   =======    =======    =====
Tier I Capital (to Risk Weighted Assets)    $118,964      10.9%   $43,816      4.0%
                                            ========   =======    =======    =====
Tier I Capital (to Average Assets)          $118,964       7.3%   $49,102      3.0%
                                            ========   =======    =======    =====

BANK
Total Capital (to Risk Weighted Assets)     $121,204      11.1%   $87,574      8.0%    $109,467     10.0%
                                            ========    ======    =======    =====     ========    =====
Tier I Capital (to Risk Weighted Assets)    $108,410       9.9%   $43,787      4.0%    $ 65,680      6.0%
                                            ========    ======    =======    =====     ========    =====
Tier I Capital (to Average Assets)          $108,410       6.6%   $65,485      4.0%    $ 81,856      5.0%
                                            ========    ======    =======    =====     ========    =====


                                                                                           TO BE WELL
                                                                                        CAPITALIZED UNDER
                                                                     FOR CAPITAL        PROMPT CORRECTIVE
                                                   ACTUAL         ADEQUACY PURPOSES     ACTION PROVISIONS
                                            ------------------- --------------------- ---------------------
                                             Amount     Ratio     Amount       Ratio    Amount      Ratio
                                            --------   -------- ---------    -------- ---------    --------
AS OF DECEMBER 31, 1997:
COMPANY

Total Capital (to Risk Weighted Assets)     $106,093     13.7%   $62,053       8.0%
                                            ========    =====    =======       ===
Tier I Capital (to Risk Weighted Assets)    $ 96,405     12.4%   $31,027       4.0%
                                            ========    =====    =======       ===
Tier I Capital (to Average Assets)          $ 96,405      7.9%   $36,858       3.0%
                                            ========    =====    =======       ===

BANK
Total Capital (to Risk Weighted Assets)     $ 96,217     12.4%   $61,917       8.0%     $77,396      10.0%
                                            ========    ======   =======       ===      =======      ====
Tier I Capital (to Risk Weighted Assets)    $ 86,551     11.2%   $30,959       4.0%     $46,438       6.0%
                                            ========    ======   =======       ===      =======      ====
Tier I Capital (to Average Assets)          $ 86,551      7.1%   $48,785       4.0%     $60,982       5.0%
                                            ========    ======   =======       ===      =======      ====

      The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 1998, approximately $29,463,000 of retained earnings were available for dividend declaration without prior regulatory approval. During 1998 and 1997, approximately $2,252,000 and $1,104,000 of dividends were paid by the bank, respectively, which are within the amounts allowed by regulations.

      The Company has recently placed and expects to continue to place more emphasis on financing import of goods into the United States and thereby increase the relative size of its assets employed in the United States as compared to its exposure in the Region (as defined in Note 15). In addition, prudent risk management, in particular with regard to emerging market countries, calls for avoidance of high concentrations of risk in these countries in relation to a bank's capital. Currently, United States bank regulatory agencies consider that exposure in these markets should be limited to levels that would not impair the safety and soundness of a banking institution. As a consequence, the Company's exposure in the Region was significantly reduced at December 31, 1998 and will be further reduced in 1999. While the Company is well capitalized for the purposes of the "prompt corrective action" provisions, to date it has not paid any dividends and does not anticipate doing so. Nevertheless, due to economic difficulties being experienced by various countries in the Region, the Federal Reserve has requested that the Company not pay any dividends or incur any debt (excluding "trust preferred securities") without the consent of the Federal Reserve.

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

      The Company, on June 30, 1994, issued an aggregate of 60,207 shares of Series B Preferred Shares at $50 per share and on December 31, 1994 issued 41,000 shares of Series C Preferred Shares at $50 per share. In connection with the public offering and reorganization, the preferred shares were converted into 466,160 shares (post-stock split) of common stock.

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

      Options outstanding and the activity for 1998 and 1997 are presented below:

                                                                      NUMBER                   OPTION              FAIR
                                   1998                              OF SHARES                  PRICE              VALUE
                                   ----                            ------------           ------------------    -----------
         Beginning balance                                              776,875           $  9.23 -   29.125
         Granted (3)                                                    173,388             25.00 -    25.47    7.64 -7.50
         Exercised                                                     (222,113)                       9.230
         Forfeited
         Canceled                                                       (16,931)            9.23  -   29.125
                                                                   ------------
         Ending Balance                                                 711,219           $ 9.23  -  $29.125
                                                                   ============
         Options which became exercisable
           during the year                                              649,500
         Options exercisable at December 31,                            427,387
         Weighted average exercise price                                                  $12.24


                                                                      NUMBER                 OPTION            FAIR
                                   1997                             OF SHARES                 PRICE            VALUE
                                   ----                            ------------         ----------------    -----------
         Beginning balance                                            585,000           $         9.230
         Granted (3)                                                  193,500                    29.125       $ 6.55
         Exercised                                                         --                        --
         Forfeited                                                     (1,625)                    9.230
         Canceled                                                          --                        --
                                                                   ----------
         Ending Balance                                               776,875           $9.23 - $29.125
                                                                   ==========
         Options which became exercisable
           during the year                                                 --
         Options exercisable at December 31,                               --


                                                                      NUMBER                 OPTION           FAIR
                                   1996                             OF SHARES                 PRICE           VALUE
                                   ----                            ------------         ----------------    -----------
         Beginning balance
         Granted (2)                                                  585,000       (1)         $ 9.23        $ 1.69
         Exercised                                                         --                       --
         Canceled                                                          --                       --
                                                                           --                       --
                                                                     --------                   ------
         Ending Balance                                               585,000                   $ 9.23
                                                                     ========                   ======
         Options which became exercisable during the year                  --
         Options exercisable at December 31,                               --

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

      The following table summarizes information about all stock options outstanding at December 31, 1998:

                                   OPTIONS OUTSTANDING
              -----------------------------------------------------------
                OPTIONS              REMAINING
              OUTSTANDING         CONTRACTED LIFE        EXERCISE PRICE
              -----------         ---------------      ------------------
                351,500              7.8 years                   $  9.230
                186,331                9 years                   $ 29.125
                173,388               10 years         $ 25.00 - $  25.47

      The Company applies APB No. 25 and related interpretations in accounting for its stock options plan to employees and non-employee members of the Board as described in Note 1. Accordingly, no compensation expense has been recognized in the years ended December 31, 1998, 1997 and 1996 related to this plan.

      For purposes of the following proforma disclosures, the fair F value of the options granted in 1998 and 1997 have been estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions used for grants in 1998 and 1997, respectively: no dividend yield; expected volatility of 48% and 32%; risk-free interest rate of 4.5% and 5.68% and an expected term of two years. The fair value of the options granted in 1996 was estimated using the minimum value method prescribed by SFAS No. 123 for nonpublic entities. Had compensation cost been determined based on the fair value at the date of grant consistent with requirement of SFAS 123 the Company's net income and per common share would have been reduced to the proforma amounts indicated below (dollars in thousands, except share information).

                                                                 YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                          1998            1997            1996
                                                        -------         -------         -------
         Net income:
           As reported                                  $ 7,495         $15,903        $ 9,710
           Proforma                                       6,881          15,762          9,516
         Net income per common share:
           Basic:
             As reported                                   0.75            1.81           1.87
             Proforma                                      0.69            1.79           1.83
           Diluted:
             As reported                                   0.72            1.73           1.79
             Proforma                                      0.67            1.72           1.75

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

12.   RELATED PARTY TRANSACTIONS

      Directors, officers and their related entities have borrower and depositor relationships with the Bank in the ordinary course of business. Loan balances to these individuals and their related entities approximated $324,000 and $4,936,000 at December 31, 1998 and 1997, respectively, and the balance of deposit accounts approximated $1,722,000 and $2,154,000 at December 31, 1998 and 1997, respectively. At December 31, 1998 there were approximately $100,000 of outstanding commercial and standby letters of credit transactions with these individuals and their related entities. There were no outstanding commercial and letter of credit transactions outstanding with these individuals at December 31, 1997.

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

      A summary of the Bank's contractual or notional amounts for financial instruments with off-balance sheet risk as of December 31, 1998 and 1997 along with a further discussion of these instruments, is as follows (dollars in thousands):

                                                  CONTRACTUAL OR
                                                  NOTIONAL AMOUNT
                                              ----------------------
                                                1998          1997
                                              --------      --------
Commercial letters of credit                  $116,078      $187,320
Standby letters of credit                       12,566        10,763
Shipping guarantees (indemnity letters)             72
Commitments to purchase foreign currency         2,850         7,712
Commitments to sell foreign currency             4,303         7,488
Commitments to extend credit                    47,636        47,433

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

      On January 31, 1998, Development Specialists, Inc., the Liquidating Trustee of the Model Imperial Liquidating Trust established under the Plan of Reorganization in the Model Imperial, Inc. Chapter 11 Bankruptcy proceeding, filed an action against the Bank in the United States Bankruptcy Court for the Southern District of Florida objecting to the Bank's proof of claim in the Chapter 11 proceeding and affirmatively seeking damages against the Bank in excess of $34 million for alleged involvement with former officers and directors of Model Imperial, Inc. in a scheme to defraud Model Imperial, Inc. and its bank lenders. The action is one of several similar actions filed by the Trustee against other defendants that were involved with Model Imperial seeking the same damages as in the action against the Bank. The Bank believes the claims are without merit either as matter of law or fact and intends to vigorously defend the action.

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


                                                     December 31, 1998               December 31, 1997
                                                ---------------------------     ---------------------------
                                                  Carrying          Fair          Carrying          Fair
                                                   Amount           Value          Amount           Value
Assets:
  Cash and cash equivalents                     $  111,790       $  111,790      $   91,434      $   91,434
  Interest-earning deposits
    with other banks                               200,203          200,203         113,730         113,730
  Securities available for sale                     69,725           69,725          54,641          54,641
  Securities held to maturity                       35,870           38,199
  Loans, net                                     1,150,903        1,147,973         952,431         951,624

Liabilities:
  Demand deposits                                  167,372          167,372         148,478         148,478
  Time deposits                                  1,309,680        1,314,000         986,569         986,445
  Other borrowing                                    6,116            6,116
  Trust preferred securities                        11,000           11,000

Contingent assets and liabilities:
  Bankers acceptances                               75,567              567          95,312             477
  Deferred payment letters of credit                 6,468               29           8,352              30

Off-balance sheet instruments -
  unrealized gains (losses):
  Commitments to extend credit                                           90                             210
  Commercial letters of credit                                          273                             251
  Standby letters of credit                                             188                             108
  Indemnity letters of credit                                             1
  Commitments to purchase foreign currency                               (8)                            147
  Commitments to sell foreign currency                                   29                             137

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

      SECURITIES AVAILABLE FOR SALE, SECURITIES HELD ON MATURITY AND TRUST PREFERRED SECURITIES - The fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

      DEMAND DEPOSITS AND TIME DEPOSITS - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits or similar remaining maturities.

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

15.   FOREIGN ACTIVITIES

      The Company's foreign activities primarily consist of providing global trade finance, with particular emphasis on trade finance, with and between South America, Central America, the Caribbean (the "Region") and the United States or otherwise involving the Region. The Company considers assets and revenues as associated with foreign activities on the basis of the country of domicile of the customer. The nature of the Company's operations make it difficult to determine precisely foreign activities profitability since it involves the use of certain judgmental allocations. Rates used to determine charges or credits for funds used or generated by foreign activities are based on actual costs during the period for selected interest-bearing sources of funds. Other operating income and expenses are determined based upon internal allocations appropriate to the individual activities. Operating income represents net interest income plus non-interest income. A summary of the Company's domestic and foreign activities as of and for the years ended December 31, 1998, 1997 and 1996 is as follows (dollars in thousands):


                          Income Before
             Operating    Provision for       Net          Total
              Income      Income Taxes      Income         Assets
           ------------   -------------  ------------   -------------
1998

Domestic   $     16,708   $      8,789   $      6,897   $    610,834
Foreign          54,826          2,838            598      1,082,395
           ------------   ------------   ------------   ------------
Total      $     71,534   $     11,627   $      7,495   $  1,693,229
           ============   ============   ============   ============
1997

Domestic   $     12,635   $      5,548   $      3,529   $    426,130
Foreign          42,769         19,453         12,374        916,004
           ------------   ------------   ------------   ------------
Total      $     55,404   $     25,001   $     15,903   $  1,342,134
           ============   ============   ============   ============

1996

Domestic   $     13,639   $      5,809   $      3,623   $    279,283
Foreign          24,596          9,756          6,087        476,287
           ------------   ------------   ------------   ------------
Total      $     38,235   $     15,565   $      9,710   $    755,570
           ============   ============   ============   ============

16.   PARENT COMPANY FINANCIAL INFORMATION

      Condensed financial information for Hamilton Bancorp Inc. (Parent Company only) is as follows (dollars in thousands):


STATEMENTS OF CONDITION

                                                 DECEMBER 31,
ASSETS                                        1998          1997
                                            --------      --------
Demand deposit with subsidiary              $    190      $  8,195
Securities available for sale                  9,763         1,447
Goodwill, net                                    404           447
Other assets                                     960           301
Investment in subsidiaries                    79,240        73,187
Investment in Bank's preferred stock          30,050        14,750
                                            --------      --------
Total                                       $120,607      $ 98,327
                                            ========      ========
Liabilities and Stockholders' Equity

Subordinated debentures held the Trust      $ 11,340      $     --
Other liabilities                                 25            --
Stockholders' equity                         109,242        98,327
                                            --------      --------

Total                                       $120,607      $ 98,327
                                            ========      ========


STATEMENTS OF INCOME                                                    YEARS ENDED DECEMBER 31,
                                                                  -------------------------------------
                                                                    1998           1997          1997
                                                                  --------       --------      --------
Interest income                                                   $    530       $    339      $      8
Dividend from Bank and other income                                  2,258          1,105           712
                                                                  --------       --------      --------
     Total income                                                    2,788          1,444           720

Interest expense                                                        12
Operating expenses                                                   1,539            294            43
                                                                  --------       --------      --------
     Total expenses                                                  1,551            294            43
                                                                  --------       --------      --------
Income before equity in undistributed income of subsidiaries         1,237          1,150           677

Equity in undistributed income of subsidiaries                       6,087         14,787         9,033
                                                                  --------       --------      --------
Income before income tax (benefit) provision                         7,324         15,937         9,710

Income tax (benefit) provision                                        (171)            34            --
                                                                  --------       --------      --------
Net income                                                        $  7,495       $ 15,903      $  9,710
                                                                  ========       ========      ========

Statements of Cash Flows

                                                                      Years Ended December 31,
                                                              -----------------------------------------
                                                                 1998           1997           1996
                                                              -----------    -----------    -----------
Cash flows from operating activities:
  Net income                                                  $     7,495    $    15,903    $     9,710
  Adjustments to reconcile net income to
    net cash provided by operations:
    Equity in undistributed income of subsidiaries                 (6,087)       (14,787)        (9,033)
    Write down on security available for sale                         587
    Amortization of goodwill                                           43             43             43
    Other                                                           1,198           (269)            --
                                                              -----------    -----------    -----------
           Net cash provided by operating activities                3,236            890            720
                                                              -----------    -----------    -----------
Cash flows from investing activities:
  Purchase of securities available for sale                      (140,163)       (96,504)          (249)
  Proceeds from maturities of securities available for sale       131,172         95,216             --
  Payment for investment in Bank's common stock                                  (20,237)            --
  Payment for investment in the Bank's preferred stock            (15,300)       (10,000)            --
  Payment for investment in the Trust's common stock                 (340)            --             --
                                                              -----------    -----------    -----------
           Net cash used in investing activities                  (24,631)       (31,525)          (249)
                                                              -----------    -----------    -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                            2,050         38,994             --
  Proceeds from issuance of trust preferred securities             11,340             --             --
  Cash dividends on preferred stock                                                 (319)          (708)
                                                              -----------    -----------    -----------
Net cash  provided by (used in) financing activities               13,390         38,675           (708)
                                                              -----------    -----------    -----------
Net (decrease) increase  in cash                                   (8,005)         8,040           (237)

Cash at beginning of year                                           8,195            155            392
                                                              -----------    -----------    -----------
Cash at end of year                                           $       190    $     8,195    $       155
                                                              ===========    ===========    ===========

17.   RESTATEMENT

Subsequent to the filing of the Company's 1998 Annual Report on Form 10-K, the Company determined that the purchases of certain securities and the sales of certain loans entered into by the Company in 1998 should have been recorded as an exchange transaction in accordance with SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, and that a loss of $22,223,000 ($14,304,000 after tax) should have been recorded on the exchange. The Company had previously accounted for the purchases of the securities and sales of the loans as separate unrelated transactions. The purchases were recorded at cost and the sales were recorded based on the proceeds received for the loans sold, with no gain or loss being recognized. During the second quarter of 2000 the OCC, through a temporary cease and desist order dated April 25, 2000, required the Company to re-file its regulatory reports to account for the purchase and sale transactions referred to above as related transactions and to record a loss on such transactions. The Company's Audit Committee, with the assistance of independent counsel, conducted an investigation that began in August 2000 and was completed during December 2000 into these transactions including the consideration of certain additional information that the Company received from the OCC. After evaluating the results of the investigation, the Company concluded that the above transactions should have been accounted for as an exchange (i.e., one related transaction) rather than as separate transactions and that a loss should be recorded. As a result, the 1998 consolidated financial statements have been restated from amounts previously reported to appropriately account for (1) the purchases of securities and sales of loans referred to above as an exchange, and recognize a loss on the exchange, (2) the initial recording of the securities acquired (some of which are classified as loans at December 31, 1998) at fair value which became their cost basis, and (3) the related income tax effects. The following table summarizes the significant effects of the restatement:


                                                             AS PREVIOUSLY         AS
                                                               REPORTED         RESTATED
                                                             -------------     ----------
AS OF DECEMBER 31, 1998

Securities held to maturity (includes other investments)      $   45,291      $   35,870

Loans -- net                                                   1,163,705       1,150,903

Other assets                                                       9,005          16,894

Other liabilities                                                  7,814           7,784

Retained earnings                                                 63,815          49,511

FOR THE YEAR ENDED DECEMBER 31, 1998

Operating Expenses:
Loss on exchange                                                     587          22,810

Income before provision for income taxes                          33,820          11,627

Provision for income taxes                                        12,021           4,132

Net income                                                        21,799           7,495

Net income per common share:
    Basic                                                           2.18            0.75
    Diluted                                                         2.12            0.72

Comprehensive income                                              21,366           7,062

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of December, 2000.

                                            HAMILTON BANCORP INC.


                                            /s/ J. Carlos Bernace
                                            ----------------------------
                                            J. Carlos Bernace
                                            Executive Vice President

                                            /s/ Eva Lynn Hernandez
                                            ---------------------------
                                            Eva Lynn Hernandez
                                            Vice President - Finance, Controller
                                            and Chief Accounting Officer