Form 10-Q/A
period 1999-03-31
HAMILTON BANCORP INC
filed 2000-12-26
CIK 894172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

(Mark One)

[X] AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________to_______________


                         Commission file number: 0-20960

                              HAMILTON BANCORP INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           FLORIDA                                             65-0149935
---------------------------------                         -------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)

                   3750 N.W. 87TH AVENUE, MIAMI, FLORIDA 33178
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


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

                             Yes  [ ] No  [ ]

Item 1 and Item 2 of Part I of the Registrant's Form 10Q for the quarterly period ended March 31, 1999 are hereby amended to read as follows:

ITEM 1

                          PART I. FINANCIAL INFORMATION

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                           (In thousands) (Unaudited)

                                                                                      As restated, see       As restated, see
                                                                                           note 5                 note 5
                                                                                           March 31,           December 31,
                                                                                   ----------------------  ---------------------
                                                                                            1999                    1998
                                                                                   ----------------------  ---------------------
                                        ASSETS

CASH AND DEMAND DEPOSITS WITH OTHER BANKS                                               $    24,073             $    24,213
FEDERAL FUNDS SOLD                                                                           62,488                  87,577
                                                                                        -----------             -----------
      Total cash and cash equivalents                                                        86,561                 111,790

INTEREST EARNING DEPOSITS WITH  OTHER BANKS                                                 116,447                 200,203
SECURITIES AVAILABLE FOR SALE                                                               133,476                  69,725
SECURITIES HELD TO MATURITY                                                                  41,050                  35,870
LOANS-NET                                                                                 1,093,320               1,150,903
DUE FROM CUSTOMERS ON BANKERS ACCEPTANCES                                                    50,757                  75,567
DUE FROM CUSTOMERS ON DEFERRED PAYMENT LETTERS OF CREDIT                                      5,455                   6,468
PROPERTY AND EQUIPMENT-NET                                                                    4,660                   4,775
ACCRUED INTEREST RECEIVABLE                                                                  17,462                  19,201
GOODWILL-NET                                                                                  1,789                   1,833
OTHER ASSETS                                                                                 29,788                  16,894
                                                                                        -----------             -----------
TOTAL                                                                                   $ 1,580,765             $ 1,693,229
                                                                                        ===========             ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                                                $ 1,385,715             $ 1,477,052
TRUST PREFERRED SECURITIES                                                                   12,650                  11,000
OTHER BORROWINGS                                                                                 --                   6,116
BANKERS ACCEPTANCES OUTSTANDING                                                              50,757                  75,567
DEFERRED PAYMENT LETTERS OF CREDIT OUTSTANDING
                                                                                              5,455                   6,468
OTHER LIABILITIES
                                                                                             10,515                   7,784
                                                                                        -----------             -----------
     Total liabilities                                                                    1,465,092               1,583,987
                                                                                        -----------             -----------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 75,000,000 shares authorized, 10,059,479 shares issued and outstanding at March 31, 1999 and 10,050,062 shares issued and outstanding at December 31, 1998
     Capital surplus                                                                            101                     100
     Retained earnings                                                                       60,321                  60,117
     Accumulated other comprehensive loss                                                    55,580                  49,511
                                                                                               (329)                   (486)
                                                                                        -----------             -----------
     Total stockholders' equity                                                             115,673                 109,242
                                                                                        -----------             -----------
TOTAL                                                                                   $ 1,580,765             $ 1,693,229
                                                                                        ===========             ===========



See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            (Dollars in thousands except per share data) (Unaudited)


                                                            Three Months Ended March 31,
                                                          ----------------------------------
                                                              1999                   1998
                                                          -----------            -----------
INTEREST INCOME:
  Loans, including fees                                   $    25,529            $    23,406
  Deposits with other banks                                     3,241                  2,279
  Investment securities                                         2,756                  1,012
  Federal funds sold                                              466                    250
                                                          -----------            -----------
    Total                                                      31,992                 26,947

INTEREST EXPENSE:
  Deposits                                                     18,168                 14,737
  Trust preferred securities                                      302                     --
  Federal funds purchased and other borrowing                     105                    127
                                                          -----------            -----------
     Total                                                     18,575                 14,864
                                                          -----------            -----------
NET INTEREST INCOME                                            13,417                 12,083
PROVISION FOR CREDIT LOSSES                                       900                  2,315
                                                          -----------            -----------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT
  LOSSES                                                       12,517                  9,768
                                                          -----------            -----------
NON-INTEREST INCOME:
  Trade finance fees and commissions                            2,990                  3,395
  Structuring and syndication fees                                577                    289
  Customer service fees                                           183                    145
  Gain on sale of loans                                           188                     --
  Other                                                           349                    136
                                                          -----------            -----------
     Total                                                      4,287                  3,965
                                                          -----------            -----------
OPERATING EXPENSES:
  Employee compensation and benefits                            3,344                  2,995
  Occupancy and equipment                                         960                  1,070
  Other                                                         2,864                  1,871
                                                          -----------            -----------
     Total                                                      7,168                  5,936
                                                          -----------            -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                        9,636                  7,797
PROVISION FOR INCOME TAXES                                      3,567                  2,892
                                                          -----------            -----------
NET INCOME                                                $     6,069            $     4,905
                                                          ===========            ===========
NET INCOME PER COMMON SHARE:
     BASIC                                                $      0.60            $      0.50
                                                          ===========            ===========
     DILUTED                                              $      0.59            $      0.48
                                                          ===========            ===========
AVERAGE SHARES OUTSTANDING:
     BASIC                                                 10,056,111              9,844,915
                                                          ===========            ===========
     DILUTED                                               10,283,235             10,208,765
                                                          ===========            ===========


See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (In thousands) (Unaudited)

                                                                                        Three Months Ended March 31,
                                                                                       -----------------------------
                                                                                         1999                1998
                                                                                       -------             -------
NET INCOME                                                                             $ 6,069             $ 4,905

OTHER COMPREHENSIVE INCOME, Net of tax:
   Unrealized appreciation (depreciation) in securities available for sale
      during period                                                                        344                (144)
   Less:  Reclassification adjustment for write off of a foreign bank stock               (187)
                                                                                       -------             -------
                Total                                                                      157                (144)
                                                                                       -------             -------
COMPREHENSIVE INCOME                                                                   $ 6,226             $ 4,761
                                                                                       =======             =======


See accompanying notes to consolidated financial statements

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             As restated, see note 5
            (Dollars in thousands, except per share data) (Unaudited)


                                                                                               Accumulated
                                                 Common Stock                                     Other              Total
                                           -------------------------   Capital   Retained     Comprehensive      Stockholders'
                                              Shares        Amount     Surplus   Earnings          Loss              Equity
                                           --------------  ---------  ---------- ----------  -----------------  -----------------

Balance, December 31, 1998                    10,050,062       $100     $60,117    $49,511             ($486)           $109,242

Issuance of 9,417 shares of common
   stock from exercise of options                  9,417          1         204                                              205

Net change in unrealized loss on
  securities available for sale, net of
  taxes                                                                                                   157                157

Net income for the three months ended
  March 31, 1999                                                                     6,069                                 6,069
                                           --------------  ---------  ---------- ----------  -----------------  -----------------
Balance as of March 31, 1999                  10,059,479       $101     $60,321    $55,580             ($329)           $115,673
                                           ==============  =========  ========== ==========  =================  =================






See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in thousands) (Unaudited)

                                                                                    For Three Months Ended March 31,
                                                                                   ---------------------------------
                                                                                       1999                  1998
                                                                                    ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                     $   6,069             $   4,905
       Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                                    369                   280
         Provision for credit losses                                                      900                 2,315
         Deferred tax provision (benefit)                                                  28                  (674)
         Write off of available for sale security                                         187                     0
         Gain on sale of loans                                                           (188)                    0
         Proceeds from the sale of bankers acceptances and
           loan participations, net of loan participations purchased                    5,715                33,256
       Increase in accrued interest receivable and other assets                       (11,237)               (1,338)
       Increase in other liabilities                                                    2,638                 9,117
                                                                                    ---------             ---------
         Net cash provided by operating activities                                      4,481                47,861
                                                                                    ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Increases in interest-earning deposits with other banks                           83,756                22,159
     Purchase of securities available for sale                                       (293,385)              (75,576)
     Purchase of securities held to maturity                                           (6,261)               (3,000)
     Proceeds from sales and maturities of securities available for sale              229,612                68,662
     Proceeds from paydowns of securities held to maturity                              1,074                     0
     Proceeds from sale of loans                                                       11,148                     0
     Decrease (increase) in loans-net                                                  40,063              (152,622)
     Purchases of property and equipment-net                                             (119)                 (392)
                                                                                    ---------             ---------
         Net cash provided by (used in) investing activities                           65,888              (140,769)
                                                                                    ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease) increase  in deposits                                              (91,337)               62,462
    Proceeds from trust preferred securities offering                                   1,650                 2,388
    Payment of other borrowing                                                         (6,116)                    0
    Net proceeds from exercise of common stock options                                    205                   996
                                                                                    ---------             ---------
    Net cash (used in) provided by financing activities                               (95,598)               65,846
                                                                                    ---------             ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (25,229)              (27,062)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                  111,790                91,434
                                                                                    ---------             ---------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                      $  86,561             $  64,372
                                                                                    =========             =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Interest paid during the period                                                   $  18,821             $  14,236
                                                                                    =========             =========
  Income taxes paid during the period                                               $      45             $     220
                                                                                    =========             =========






See accompanying notes to consolidated financial statements.

                        HAMILTON BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

NOTE 1:  BASIS OF PRESENTATION

The consolidated statements of condition for Hamilton Bancorp Inc. and Subsidiary (the "Company") as of March 31, 1999 and December 31, 1998, the related consolidated statements of income, comprehensive income, stockholders' equity and the cash flows for the three months ended March 31, 1999 and 1998 included in the Form 10-Q have been prepared by the Company in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited except for the consolidated statement of condition as of December 31, 1998.

The accounting policies followed for interim financial reporting are consistent with the accounting policies set forth in Note 1 to the consolidated financial statements appearing in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

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

NOTE 5: RESTATEMENT

Subsequent to the filing of the Company's quarterly report on Form 10Q for the quarter ended March 31, 1999, the Company determined that the purchase of certain securities and the sale of certain loans entered into by the Company in 1998 should have been recorded as an exchange transaction in accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and that a loss of $22,223,000 ($14,304,000 after tax) should have been recorded on the exchange. The Company had previously accounted for the purchases of the securities and sales of the loans as separate unrelated transactions. The purchases were recorded at cost and the sales were recorded based on the proceeds received for the loans sold, with no gain or loss being recognized. During the second quarter of 2000 the OCC, through a temporary cease and desist order dated April 25, 2000, required the Company to re-file its regulatory reports to account for the purchase and sale transactions referred to above as related transactions and to record a loss on such transactions. The Company's Audit Committee, with the assistance of independent counsel, conducted an investigation that began in August 2000 and was completed during December 2000 into these transactions, including the consideration of certain additional information that the Company received from the OCC. After evaluating the results of the investigation, the Company concluded that the above transactions should have been accounted for as an exchange (i.e., one related transaction) rather than as separate transactions and that a loss should be recorded. As a result the Company restated its 1998 consolidated financial statements. The loss on exchange created a lower cost basis, by a like amount, for the assets purchased. The following table summarizes the items that have been restated in the March 31, 1999 consolidated financial statements as a result of the exchange in 1998:


                                                       AS PREVIOUSLY             AS
                                                         REPORTED             RESTATED
                                                      --------------          --------

As of March 31, 1999:

Securities Held to Maturity (includes other
     investments)                                      $   50,471            $   41,050

Loans - Net                                             1,106,122             1,093,320

Other Assets                                               21,899                29,788

Other Liabilities                                          10,545                10,515

Retained Earnings                                          69,884                55,580



As of December 31, 1998:

Securities Held to Maturity (includes other
     investments)                                          45,291                35,870

Loans - Net                                             1,163,705             1,150,903

Other Assets                                                9,005                16,894

Other Liabilities                                           7,814                 7,784

Retained Earnings                                          63,815                49,511


ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Hamilton Bancorp Inc. ("Bancorp") is a bank holding company which conducts operations principally through its 99.8 percent subsidiary, Hamilton Bank, N.A. (the "Bank" and, collectively with Bancorp, the "Company"). The Bank is a national bank which specializes in financing trade flows between domestic and international companies on a global basis, with particular emphasis on trade with and between South America, Central America, the Caribbean (collectively, the "Region") and the United States. The Bank has a network of eight FDIC-insured branches with seven Florida locations in Miami, Sarasota, Tampa, West Palm Beach and Winter Haven, and a branch in San Juan, Puerto Rico. On March 8, 1999, the Company received regulatory approval for the opening of an additional branch in Weston, Florida. This branch is scheduled to be opened during July 1999.

RESTATEMENT

Subsequent to the filing of the Company's quarterly report on Form 10Q for the quarter ended March 31, 1999, the Company determined that the purchase of certain securities and the sale of certain loans entered into by the Company in 1998 should have been recorded as an exchange transaction in accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and that a loss of $22,223,000 ($14,304,000 after tax) should have been recorded on the exchange. The Company had previously accounted for the purchases of the securities and sales of the loans as separate unrelated transactions. The purchases were recorded at cost and the sales were recorded based on the proceeds received for the loans sold, with no gain or loss being recognized. During the second quarter of 2000 the OCC, through a temporary cease and desist order dated April 25, 2000, required the Company to re-file its regulatory reports (the "Call Reports") to account for the purchase and sale transactions referred to above as related transactions and to record a loss on such transactions. The Company's Audit Committee, with the assistance of independent counsel, conducted an investigation that began in August 2000 and was completed during December 2000 into these transactions, including the consideration of certain additional information that the Company received from the OCC. After evaluating the results of the investigation, the Company concluded that the above transactions should have been accounted for as an exchange (i.e., one related transaction) rather than as separate transactions and that a loss should be recorded. As a result the Company restated its 1998 consolidated financial statements. The loss on exchange created a lower cost basis, by a like amount, for the assets purchased. See Note 5 of the notes to the unaudited consolidated financial statements for a discussion of these restatements.

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

The Management's Discussion and Analysis of Financial Condition and Results of Operations for the quarter ended March 31, 1999 presented herein have been adjusted to reflect the restatement described above.

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

      Investment securities increased to $174.5 million at March 31, 1999 from $105.6 million at December 31, 1998. The increase has been primarily in U.S. government agency securities and to a lesser extent U. S. government mortgage backed securities classified as held to maturity. The government agency securities are short term in nature and allow the Company the flexibility of liquidity and the ability to convert these assets into higher yielding loans as these become accessible. The mortgage-backed securities diversify the Company's portfolio, are eligible collateral for securing public funds and qualify as a Community Reinvestment Act investment.

LOANS

The Company's gross loan portfolio decreased by $57.4 million, or 4.9 percent, during the first three months of 1999 in relation to the year ended December 31, 1998. Commercial-domestic loans increased by $53.0 million and domestic acceptances discounted increased by $13.1 million or 23.1 percent. This was offset by decreases in loans to banks and other financial institutions - foreign of $57.7 million and commercial foreign loans of $33.8 million. Details on the loans by type are shown in the table below. At March 31, 1999 approximately 37.3 percent of the Company's portfolio consisted of loans to domestic borrowers and
62.7 percent of the Company's portfolio consisted of loans to foreign borrowers. The Company's loan portfolio is relatively short-term, as approximately 58.1 and
67.6 percent of loans at March 31, 1999 were short-term loans with average maturities of less than 180 and less than 365 days, respectively. See "Interest Rate Sensitivity Report".

The following table sets forth the loans by type in the Company's loan portfolio at the dates indicated.

LOANS BY TYPE
(in thousands)


                                               March 31, 1999        December 31, 1998
                                               --------------        -----------------
Domestic:

Commercial (1)                                    $  342,020            $  289,032
Acceptances discounted                                69,777                56,706
Residential mortgages                                  2,309                10,494
Installment                                              177                   232
                                                  ----------            ----------
Subtotal Domestic                                    414,283               356,464
                                                  ----------            ----------

Foreign:

Banks and other financial institutions               244,691               302,371
Commercial and industrial (1)                        362,161               395,987
Acceptances discounted                                45,467                72,597
Government and official institutions                  42,677                39,309
                                                  ----------            ----------
Subtotal Foreign                                     694,996               810,264
                                                  ----------            ----------
Total Loans                                       $1,109,279            $1,166,728
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

At March 31, 1999 approximately 28.3 percent in principal amount of the Company's loans were outstanding to borrowers in four countries other than the United States: Panama (11.6 percent), Brazil (5.8 percent), Guatemala (6.2 percent) and Peru (4.7 percent).

LOANS BY COUNTRY
(Dollars in thousands)

                                      March 31, 1999                         December 31, 1998
                           ------------------------------------    --------------------------------------
                                                 Percent of                                Percent of
Country                        Amount           Total Loans             Amount            Total Loans
                           ---------------    -----------------    -----------------    -----------------
United States                  $  414,283                37.3%          $   356,464                30.6%
Argentina                          37,888                 3.4%               36,276                 3.1%
Bolivia                            18,393                 1.7%               20,816                 1.8%
Brazil                             64,604                 5.8%               54,862                 4.7%
Colombia                           40,134                 3.6%               41,911                 3.6%
Dominican Republic (1)                 --                   --               29,563                 2.5%
Ecuador                            37,555                 3.4%               46,917                 4.0%
El Salvador                        33,087                 3.0%               37,196                 3.2%
Guatemala                          69,098                 6.2%              119,227                10.2%
Honduras                           43,445                 3.9%               59,564                 5.1%
Jamaica                            17,548                 1.6%               29,066                 2.5%
Mexico                             21,733                 2.0%               22,983                 2.0%
Panama                            128,438                11.6%              118,680                10.2%
Peru                               51,778                 4.7%               49,382                 4.2%
Suriname                           17,541                 1.6%               21,868                 1.9%
Venezuela (1)                          --                   --               19,756                 1.7%
Other (2)                         113,754                10.2%              102,197                 8.7%
                           ---------------    -----------------    -----------------    -----------------
Total                         $ 1,109,279               100.0%         $  1,166,728               100.0%
                           ===============    =================    =================    =================


(1) These countries had loans in periods presented which did not exceed 1 percent of total assets.

(2) Other consists of loans to borrowers in countries in which loans did not exceed 1 percent of total assets.

At March 31, 1999 approximately 29.4 percent in cross-border outstandings were outstanding to borrowers in five countries other than the United States: Panama (8.6 percent), Guatemala (6.8 percent), Brazil (6.1 percent), Peru (4.0 percent), and Honduras (3.9 percent).

TOTAL CROSS-BORDER OUTSTANDINGS BY COUNTRY
(Dollars in millions)

                            March 31, 1999                   December 31, 1998
                        ---------------------------    ----------------------------
                                       % of Total                      % of Total
                          Amount         Assets           Amount         Assets
                        ------------   ------------    -------------   ------------
Argentina                       $53           3.4%              $57           3.4%
Bahamas (1)                      37           2.3%               --            --
Bolivia                          22           1.4%               26           1.5%
Brazil                           97           6.1%               94           5.6%
B.W. Indies                      45           2.8%               36           2.1%
Colombia                         47           3.0%               49           2.9%
Costa Rica                       14           0.9%               16           0.9%
Dominican Republic               31           2.0%               48           2.8%
Ecuador                          53           3.4%              100           5.9%
El Salvador                      50           3.2%               52           3.1%
Guatemala                       108           6.8%              131           7.7%
Honduras                         62           3.9%               69           4.1%
Jamaica                          28           1.8%               40           2.4%
Mexico                           22           1.4%               23           1.4%
Nicaragua (1)                    --            --                15           0.9%
Panama                          136           8.6%              118           7.0%
Peru                             63           4.0%               56           3.3%
Suriname                         24           1.5%               27           1.6%
Venezuela                        14           0.9%               19           1.1%
Other (2)                        44           2.7%               76           4.4%
                        ------------   ------------    -------------   ------------
Total                       $   950          60.1%        $   1,052          62.1%
                        ============   ============    =============   ============




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


(in thousands)                              Three Months Ended March 31,                         Year Ended
                                  -----------------------------------------------------    ------------------------------
                                           1999                       1998                         December 31, 1998
                                  -------------------------- --------------------------    ------------------------------
                                                 Average                     Average                         Average
                                     Total       Monthly         Total       Monthly           Total         Monthly
                                     Volume       Volume        Volume       Volume            Volume         Volume
                                  -------------------------- --------------------------    ------------------------------

Export Letters of Credit (1)        $   45,313   $   15,104     $  107,766   $  35,922       $    397,683   $     33,140
Import Letters of Credit (1)
                                        60,654       20,218         92,872      30,957            349,099         29,092
                                  -------------------------- --------------------------    ------------------------------
Total                               $  105,967    $  35,322     $  200,638   $  66,879       $    746,782    $    62,232
                                  ========================== ==========================    ==============================


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

CONTINGENT LIABILITIES (1)
(in thousands)

                                     March 31, 1999            December 31, 1998
                            ------------------------      -----------------------
Argentina (2)                      $             --            $           1,680
Aruba (2)                                     1,124                           --
Bolivia                                       2,441                        3,890
Costa Rica  (2)                                  --                        2,846
Dominican Republic                            5,959                        7,015
Ecuador                                       1,333                        3,703
El Salvador                                   2,723                        1,995
Guatemala                                     7,787                       26,132
Guyana                                        2,363                        2,374
Haiti                                         1,991                        2,088
Honduras                                      3,647                        2,427
Nicaragua (2)                                 1,572                           --
Panama                                        6,664                       14,538
Paraguay                                      1,325                        1,961
Suriname                                      3,190                       11,690
Switzerland                                   2,119                        1,588
United States                                55,597                       39,415
Other (3)                                     2,199                        5,374
                            ------------------------      -----------------------
                                 $          102,034           $          128,716
Total                       ========================      =======================




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

CREDIT LOSS EXPERIENCE
(in thousands)


                                                            Three Months Ended              Year Ended
                                                              March 31, 1999             December 31,1998
                                                          ------------------------   -------------------------
Balance of allowance for credit losses at beginning of
  period                                                          $    12,794              $    10,317
Charge-offs:
Domestic:
   Commercial                                                              --                   (3,357)
   Acceptances                                                             --                     (100)
   Installment                                                             (1)                      --
                                                                  -----------              -----------
 Total Domestic                                                            (1)                  (3,457)
                                                                  -----------              -----------
Foreign:
   Banks and other financial institutions                                  --                   (3,901)
   Commerical and industrial                                             (101)                      --
                                                                  -----------              -----------
 Total Foreign                                                           (101)                  (3,901)
                                                                  -----------              -----------
Total charge-offs                                                        (102)                  (7,358)
                                                                  -----------              -----------
Recoveries:
Domestic:
   Commercial                                                              --                       12
Foreign:
  Banks and other financial institutions                                   --                      202
                                                                  -----------              -----------
 Total recoveries                                                          --                      214
                                                                  -----------              -----------
Net (charge-offs) recoveries                                             (102)                  (7,144)
Provision for credit losses                                               900                    9,621
                                                                  -----------              -----------
Balance at end of the period                                      $    13,592              $    12,794
                                                                  ===========              ===========
Average loans                                                     $ 1,149,401              $ 1,165,224
Total loans                                                       $ 1,109,279              $ 1,166,728
Net charge-offs to average loans                                  Less than 0.01%                 0.61%
Allowance to total loans                                                 1.23%                    1.10%

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

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES
(in thousands)

                                                              As of                  As of
                                                           March 31, 1999        December 31, 1998
                                                          ------------------    ------------------
Allocation of the allowance by category of loans:
Domestic:
   Commercial                                                $   3,983             $     945
   Acceptances                                                     845                   211
   Residential                                                      28                    66
   Installment                                                       2                     3
   Overdraft                                                       160                   190
                                                             ---------             ---------
       Total domestic                                            5,018                 1,415
Foreign:
   Government and official institutions                            533                    --
   Banks and other financial institutions                        2,984                 3,033
   Commercial and industrial                                     4,506                 8,010
   Acceptances discounted                                          551                   336
                                                             ---------             ---------
      Total foreign                                              8,574                11,379
Total                                                        $  13,592             $  12,794
                                                             =========             =========
Percent of loans in each category to total loans:
Domestic:
   Commercial                                                     30.8%                 24.8%
   Acceptances                                                     6.3%                  4.9%
   Residential                                                     0.2%                  0.9%
   Installment                                                     0.0%                  0.0%
   Overdraft                                                       0.0%                  0.0%
                                                             ---------             ---------
      Total domestic                                              37.3%                 30.6%
Foreign:
   Banks and other financial institutions                         22.1%                 25.9%
   Commercial and industrial                                      32.6%                 33.9%
   Acceptances discounted                                          4.1%                  6.2%
   Government and official Institutions                            3.9%                  3.4%
                                                             ---------             ---------
      Total foreign                                               62.7%                 69.4%
Total                                                            100.0%                100.0%
                                                             =========             =========

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES ALLOCATED TO FOREIGN LOANS
(in thousands)

                                            March 31, 1999            December 31, 1998
                                   ------------------------      -----------------------
Balance, beginning of year              $           11,379            $           7,890
Provision for credit losses                        (2,704)                        7,188
Net charge-offs                                      (101)                      (3,699)
                                   ------------------------      -----------------------
Balance, end of period                  $            8,574           $           11,379
                                   ========================      =======================


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

NONPERFORMING LOANS
(in thousands)

                                                        March 31, 1999           December 31, 1998
                                               ------------------------     -----------------------
Domestic:
   Non accrual                                       $           2,294           $           2,189
   Past due over 90 days and accruing                               93                          69
                                               ------------------------     -----------------------
      Total domestic nonperforming loans                         2,387                       2,258
                                               ------------------------     -----------------------

Foreign
   Non accrual                                                   7,834                       6,396
   Past due over 90 days and accruing                               --                         404
                                               ------------------------     -----------------------
      Total foreign nonperforming loans                          7,834                       6,800
                                               ------------------------     -----------------------
Total nonperforming loans                           $           10,221            $          9,058
                                               ========================     =======================
Total nonperforming loans to total loans                         0.92%                       0.78%
Total nonperforming assets to total assets                       0.65%                       0.53%




At March 31, 1999 and December 31, 1998 the Company had no nonaccruing investment securities

DUE FROM CUSTOMERS ON BANKERS' ACCEPTANCES AND DEFERRED PAYMENT LETTERS OF
CREDIT.

Due from customers on bankers' acceptances and deferred payment letters of credit were $50.8 million and $5.5 million, respectively, at March 31, 1999 compared to $75.6 million and $6.5 million, respectively, at December 31, 1998. These assets represent a customer's liability to the Company while the Company's" corresponding liability to third parties is reflected on the balance sheet as "Bankers Acceptances Outstanding" and "Deferred Payment Letters of Credit Outstanding".

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

 The following table indicates the maturities and amounts of certificates of deposit and other time deposits issued in denominations of $100,000 or more as of March 31, 1999:

MATURITIES OF AND AMOUNTS OF CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS $100,000 OR MORE
(in thousands)

                                Certificates of Deposit    Other Time Deposits
                                  $100,000 or More           $100,000 or More             Total
                                 ----------------------   ----------------------    -------------------
Three months or less                 $         129,361         $         41,698         $      171,059
Over 3 through 6 months                         88,605                    1,148                 89,753
Over 6 through 12 months                       154,532                       --                154,532
Over 12 months                                  23,768                       --                 23,768
                                 ----------------------   ----------------------    -------------------
Total                                 $        396,266         $         42,846         $      439,112
                                 ======================   ======================    ===================


TRUST PREFERRED SECURITIES

The trust preferred securities increased by $1.7 million as a result of the exercise of the over allotment option by the underwriter. See Note 4 to the Consolidated Financial Statements for further details.

STOCKHOLDERS' EQUITY

The Company's stockholders' equity at March 31, 1999 was $115.7 million compared to $109.2 million at December 31, 1998. During this period stockholders' equity increased by $6.4 million primarily due to the retention of net income.

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

                                                INTEREST RATE SENSITIVITY REPORT
                                                     (Dollars in thousands)

                                          0 to 30      31 to 90    91 to 180    181 to 365      1 to 5      Over 5
                                           Days          Days         Days         Days         Years        Years        Total
                                       -------------------------------------------------------------------------------------------
Earning Assets:
Loans                                    $  165,497   $  283,083   $  196,353    $  104,476   $  303,094   $   56,776   $1,109,279

Federal funds sold                           62,488                                                                         62,488

Investment securities                        24,929       99,065        3,000           600        1,700       43,644      172,938

Interest earning deposits with
other banks                                   6,011       70,990       35,946         3,500           --                   116,447
                                         ----------   ----------   ----------    ----------   ----------   ----------   ----------
Total                                       258,925      453,138      235,299       108,576      304,794      100,420    1,461,152
                                         ----------   ----------   ----------    ----------   ----------   ----------   ----------

Funding Sources:
Savings and transaction deposits             58,374       49,696                                                           108,070

Certificates of deposits of $100 or more     59,584       69,777       88,605       154,532       23,768           --      396,266

Certificates of deposits under $100          79,360      167,865      215,001       239,835       14,795           78      716,934

Other time deposits                          23,104       18,594        1,148                                               42,846

Funds overnight                              42,200                                                                         42,200

Trust preferred securities                                                                                     12,650       12,650
                                         ----------   ----------   ----------    ----------   ----------   ----------   ----------
Total                                    $  262,622   $  305,932   $  304,754    $  394,367   $   38,563   $   12,728   $1,318,966
                                         ==========   ==========   ==========    ==========   ==========   ==========   ==========
Interest sensitivity gap                 $   (3,697)  $  147,206   $  (69,455)   $ (285,791)  $  266,231   $   87,692   $  142,186
                                         ==========   ==========   ==========    ==========   ==========   ==========   ==========
Cumulative gap                           $   (3,697)  $  143,509   $   74,054    $ (211,737)  $   54,494   $  142,186
                                         ==========   ==========   ==========    ==========   ==========   ==========
Cumulative gap as a percentage
of total earning assets                      -0.25%         9.82%        5.07%      -14.49%         3.73%        9.73%
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

The majority of the Company's deposits are short-term and closely match the short-term nature of the Company's assets. See "Interest Rate Sensitivity Report." At March 31, 1999 interest-earning assets maturing within six months were $947.4 million, representing 64.8 percent of total earning assets and earning assets maturing within one year were $1.056 billion or 72.3 percent of total earning assets. The interest bearing liabilities maturing within six months were $873.3 million or 66.2 percent of total interest bearing liabilities and maturing within one year were $1.268 billion or 96.1 percent of the total at March 31, 1999.

The short-term nature of the loan portfolio and the fact that a portion of the loan portfolio consists of bankers' acceptances provides additional liquidity to the Company. Liquid assets at March 31, 1999 were $312 million, 19.7 percent of total assets, and consisted of cash and cash equivalents, due from banks-time and U. S. government agency securities that are unpledged. At March 31, 1999 the Company had been advised of $79 million in available interbank funding.

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

BANCORP CAPITAL RATIOS
(Dollars in thousands)

                                                         March 31, 1999                         December 31, 1998
                                                ------------------------------------    ------------------------------------
                                                     Amount             Ratio                Amount             Ratio
                                                ------------------------------------    ------------------------------------
Tier 1 risk-weighted
Capital:
   Actual                                          $      120,713             11.4%        $      118,964             10.9%
   Minimum                                                 42,429              4.0%                43,816              4.0%
Total risk-weighted
Capital:
   Actual                                                 133,076             12.6%               131,758             12.0%
   Minimum                                                 84,858              8.0%                87,633              8.0%
Leverage:
   Actual                                                 120,713              7.4%               118,964              7.3%
   Minimum                                                 49,128              3.0%                49,102              3.0%


BANK CAPITAL RATIOS
(Dollars in thousands)

                                                      March 31, 1999                         December 31, 1998
                                             ----------------------------------    ----------------------------------
                                                  Amount           Ratio                Amount           Ratio
                                             ----------------------------------    ----------------------------------
Tier 1 risk-weighted capital:
   Actual                                      $      116,125            11.0%        $     108,410             9.9%
   Minimum to be well capitalized                      63,532             6.0%               65,680             6.0%
   Minimum to be adequately capitalized                42,354             4.0%               43,787             4.0%
Total risk-weighted capital:
   Actual                                             128,488            12.1%              121,204            11.1%
   Minimum to be well capitalized                     105,886            10.0%              109,467            10.0%
   Minimum to be adequately capitalized                84,709             8.0%               87,574             8.0%
Leverage:
  Actual                                              116,125             7.1%              108,410             6.6%
   Minimum to be well capitalized                      81,897             5.0%               81,856             5.0%
   Minimum to be adequately capitalized                65,518             4.0%               65,485             4.0%


MARKET RISK MANAGEMENT

In the normal course of conducting business activities, the Company is exposed to market risk which includes both price and liquidity risk. The Company's price risk arises from fluctuations in interest rates, and foreign exchange rates that may result in changes in values of financial instruments. The Company does not have material direct market risk related to commodity and equity prices. Liquidity risk arises from the possibility that the Company may not be able to satisfy current and future financial commitments or that the Company may not be able to liquidate financial instruments at market prices. Risk management policies and procedures have been established and are utilized to manage the Company's"exposure to market risk. The strategy of the Company is to operate at an acceptable risk environment while maximizing its earnings.

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

The Company's" asset and liability management process is utilized to manage interest rate risk through the structuring of balance sheet and off-balance sheet portfolios. It is the strategy of the Company to maintain as neutral an interest rate risk position as possible. By utilizing this strategy the Company "locks in" a spread between interest earning assets and interest-bearing liabilities. Given the matching strategy of the Company and the fact that it does not maintain significant medium and/or long-term exposure positions, the Company's"interest rate risk will be measured and quantified through an interest rate sensitivity report. An excess of assets or liabilities over these matched items results in a gap or mismatch. A positive gap denotes asset sensitivity and normally means that an increase in interest rates would have a positive effect on net interest income. On the other hand a negative gap denotes liability sensitivity and normally means that a decline in interest rates would have a positive effect in net interest income. However, because different types of assets and liabilities with similar maturities may reprice at different rates or may otherwise react differently to changes in overall market rates or conditions, changes in prevailing interest rates may not necessarily have such effects on net interest income.

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

The level of imbalance between the repricing of rate sensitive assets and rate sensitive liabilities will be measured through a series of ratios. Substantially all of the Company's"assets and liabilities are denominated in dollars, therefore the Company has no material foreign exchange risk. In addition, the Company has no trading account securities, therefore it is not exposed to market risk resulting from trading activities.

On a daily basis the Bank's Senior Vice President of Finance and the Bank's Treasurer are responsible for measuring and managing market risk.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds, and it constitutes the Company's principal source of income. Net interest income increased to $13.4 million for the three months ended March 31, 1999 from $12.1 million for the same period in 1998, an 10.7 percent increase. The increase was due largely to an increase in average earning assets offset, to some extent, by a decrease in net interest margin. Average earning assets increased to $1.529 billion for the three months ended March 31, 1999 from $1.204 billion for the same period in 1998, a 27.0 percent increase. Average loans and acceptances discounted increased to $1.149 billion for the three months ended March 31, 1999 from $1.023 billion for the same period in 1998, a 12.4 percent increase. Average interest earning deposits with other banks increased to $108.7 million for the three months ended March 31, 1999 from $100.6 million for the same period in 1998, a 8.1 percent increase. The increase in loans was largely attributable to trade finance activities within the Region. Net interest margin decreased to 3.56 percent for the three months ended March 31, 1999 from 4.07 percent for the same period in 1998, a 51 basis point decrease. The primary reasons for this decrease were (i) the temporary increase of lower yielding U.S. government agency securities while assets are redeployed into the higher yielding loan category and (ii) transactions with larger customers and transactions with multi-national companies which command more competitive pricing, but in turn tend to be stronger in terms of credit quality.

Interest income increased to $32.0 million for the three months ended March 31, 1999 from $26.9 million for the same period in 1998, a 19.0 percent increase, reflecting an increase in loans in the Region, partially offset by a decrease in prevailing interest rates, a tightening of loan spreads in the Region as well as the temporary increase in liquid lower yielding U. S. government agency securities as discussed above. Interest expense increased to $18.6 million for the three months ended March 31, 1999 from $14.9 million for the same period in 1998, a 24.8 percent increase, reflecting the additional deposits to fund asset growth. Average interest-bearing deposits increased to $1.367 billion for the three months ended March 31, 1999 from $1.051 billion for the same period in 1998, a 30.1 percent increase. The growth in deposits was primarily a result of the Company seeking additional deposits to fund asset growth.



                                               YIELDS EARNED AND RATE PAID
---------------------------------------------------------------------------------------------------------------------------------
                                                                           FOR THE QUARTER ENDED
                                                        MARCH 31, 1999                                MARCH 31, 1998
                                             ----------------------------------------    ----------------------------------------
                                                AVERAGE        REVENUE/     YIELD/           AVERAGE        REVENUE/    YIELD/
                                                BALANCE         EXPENSE      RATE            BALANCE        EXPENSE      RATE
                                             ----------------------------------------    ----------------------------------------
TOTAL EARNING ASSETS

LOANS:

    Commerical loans                              $1,014,958       $22,115     8.72%             $882,519      $19,818     8.98%
    Acceptances discounted                           117,045         2,642     9.03%              116,436        2,836     9.74%
    Overdraft                                         13,667           696    20.37%               11,629          503    17.30%
    Mortgage loans                                     3,514            71     8.08%               11,925          243     8.15%
     Installment loans                                   217             5     9.22%                  232            5     8.62%
                                             ------------------------------              ------------------------------
TOTAL LOANS                                        1,149,401        25,529     8.88%            1,022,741       23,406     9.15%

Time deposits with banks                             108,748         3,241    11.92%              100,622        2,279     9.06%
Investments                                          232,758         2,756     4.74%               62,566        1,012     6.47%
Federal funds sold                                    38,486           466     4.84%               18,508          250     5.40%
                                             ------------------------------              ------------------------------
     Total investments and time
       deposits with banks                           379,992         6,463     6.80%              181,695        3,541     7.80%
Total interest earning assets                      1,529,393        31,992     8.37%            1,204,436       26,947     8.95%
                                                              -------------                               -------------
Total non interest earning assets                    129,538                                      131,509
                                             ----------------                            -----------------
TOTAL ASSETS                                      $1,658,931                                   $1,335,945
                                             ================                            =================
INTEREST BEARING LIABILITIES

DEPOSITS:

    NOW amd savings accounts                         $21,654           109     2.01%              $20,637          109     2.11%
    Money Market                                      45,849           530     4.62%               44,090          504     4.57%
    Presidential Money Market                         25,673           304     4.74%                3,305           22     2.60%
    Certificate of Deposits (including IRA)        1,160,076        15,889     5.48%              829,911       12,069     5.82%
    Time Deposits with Banks (IBF)                   109,383         1,303     4.76%              152,126        2,028     5.33%
    Other                                              3,923            33     3.36%                  475            6     5.05%
                                             ------------------------------              ------------------------------
TOTAL DEPOSITS                                     1,366,558        18,168     5.32%            1,050,545       14,737     5.61%
Trust Preferred Securities                            12,393           302     9.75%                    0            0     0.00%
Other Borrowings                                       5,498           103     7.49%                  133            3     8.06%
Federal Funds Purchased                                  111             2     7.21%                8,716          124     5.67%
                                             ------------------------------              ------------------------------
Total interest bearing liabilities                 1,384,560        18,575     5.37%            1,059,393       14,864     5.61%
                                             ------------------------------              ------------------------------
Non interest bearing liabilities
    Demand Deposits                                   75,510                                       72,710
    Other Liabilities                                 86,874                                      101,816
                                             ----------------                            -----------------
Total non interest bearing liabilities               162,384                                      174,526
Stockholders equity                                  111,987                                      102,026
                                             ----------------                            -----------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY        $1,658,931                                   $1,335,945
                                             ================                            =================
NET INTEREST INCOME/NET INTEREST SPREAD                           $13,417     3.00%                           $12,083     3.34%
                                                             ============== =========                     ============= =========
MARGIN

INTEREST INCOME/INTEREST EARNING ASSETS                                        8.48%                                       9.07%

INTEREST EXPENSE/INTEREST EARNING ASSETS                                       4.93%                                       5.00%
                                                                            ---------                                   ---------
    NET INTEREST MARGIN                                                        3.56%                                       4.07%
                                                                            =========                                   =========

PROVISION FOR CREDIT LOSSES

The Company's provision for credit losses decreased to $900 thousand for the three months ended March 31, 1999 from $2.3 million for the same period in 1998. Net loan charge-offs during the first three months of 1998 amounted to $102 thousand compared to $825 thousand for the same period in 1998. The allowance for credit losses increased from $12.8 million at December 31, 1998 to $13.6 million at March 31, 1999. The ratio of the allowance for credit losses to total loans was 1.23 percent at March 31, 1999 increasing from approximately 1.10 percent at December 31, 1998. This increase in the ratio is due primarily to the decrease in loans during the first quarter of 1999 coupled with an increase in the allowance.

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

NON-INTEREST INCOME
(Dollars in thousands)

                                             For the Three Months Ended March 31,
                                        -----------------------------------------------
                                                         1998 to 1999
                                            1999        Percent Change        1998
                                        -------------   ----------------  -------------
Trade finance fees and commissions         $   2,990             -11.9%       $  3,395
Structuring and syndication fees                                  99.7%
                                                 577                               289
Customer service fees                                             26.2%
                                                 183                               145
Gain on sale of loans                                            100.0%
                                                 188                                --
Other                                                            156.6%
                                                 349                               136
                                        -------------   ----------------  -------------
Total non-interest income                  $   4,287               8.1%       $  3,965
                                        =============   ================  =============


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

OPERATING EXPENSES
(Dollars in thousands)


                                             For the Three Months Ended March 31,
                                        -----------------------------------------------
                                                         1998 to 1999
                                            1999        Percent Change        1998
                                        -------------   ----------------  -------------
Employee compensation and benefits         $   3,344              11.7%       $  2,995
Occupancy and equipment                          960             -10.3%          1,070
Other operating expenses                       2,864              53.1%          1,871
                                        -------------   ----------------  -------------
Total operating expenses                   $   7,168              20.8%       $  5,936
                                        =============   ================  =============


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

Date:  December 18, 2000                    Hamilton Bancorp, Inc.


                                            /s/ J. Carlos Bernance
                                            -----------------------------------
                                            J. Carlos Bernace,
                                            ExecutiveVice President


                                            /s/ Eva Lynn Hernandez
                                            -----------------------------------
                                            Eva Lynn Hernandez,
                                            Vice President - Finance, Controller
                                            and Chief Accounting Officer