Form 10-Q/A
period 1999-06-30
HAMILTON BANCORP INC
filed 2000-12-26
CIK 894172

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


                         Commission file number: 0-20960

                              HAMILTON BANCORP INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           FLORIDA                                               65-0149935
-------------------------------                            --------------------
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

                             Yes [ ]   No [ ]

Item 1 and Item 2 of Part I of the Registrant's Form 10Q for the quarterly period ended June 30, 1999 are hereby amended to read as follows:



ITEM 1

                          PART I. FINANCIAL INFORMATION

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                           (In thousands) (Unaudited)

                                                                       As restated, see note 5  As restated, see note 5
                                                                               June 30,               December 31,
                                                                       -----------------------  -----------------------
                                                                                1999                    1998
                                                                       -----------------------  -----------------------
                                        ASSETS
CASH AND DEMAND DEPOSITS WITH OTHER BANKS                                   $    20,200             $    24,213
FEDERAL FUNDS SOLD                                                               81,538                  87,577
                                                                            -----------             -----------
      Total cash and cash equivalents                                           101,738                 111,790

INTEREST EARNING DEPOSITS WITH OTHER BANKS                                      173,602                 200,203
SECURITIES AVAILABLE FOR SALE                                                    58,323                  69,725
SECURITIES HELD TO MATURITY                                                      44,752                  35,870
LOANS-NET                                                                     1,130,761               1,150,903
DUE FROM CUSTOMERS ON BANKERS ACCEPTANCES                                        34,004                  75,567
DUE FROM CUSTOMERS ON DEFERRED PAYMENT LETTERS OF CREDIT                          4,684                   6,468
PROPERTY AND EQUIPMENT-NET                                                        4,877                   4,775
ACCRUED INTEREST RECEIVABLE                                                      15,443                  19,201
GOODWILL-NET                                                                      1,746                   1,833
OTHER ASSETS                                                                     22,807                  16,894
                                                                            -----------             -----------
TOTAL                                                                       $ 1,592,737             $ 1,693,229
                                                                            ===========             ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                                    $ 1,412,988             $ 1,477,052
TRUST PREFERRED SECURITIES                                                       12,650                  11,000
OTHER BORROWINGS                                                                     --                   6,116
BANKERS ACCEPTANCES OUTSTANDING                                                  34,004                  75,567
DEFERRED PAYMENT LETTERS OF CREDIT OUTSTANDING                                    4,684                   6,468
OTHER LIABILITIES                                                                 6,135                   7,784
                                                                            -----------             -----------
     Total liabilities                                                        1,470,461               1,583,987
                                                                            -----------             -----------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 75,000,000 shares authorized,
       10,070,313 shares issued and outstanding at June 30, 1999
       and 10,050,062 shares issued
       and outstanding at December 31, 1998                                         101                     100
     Capital surplus                                                             60,422                  60,117
     Retained earnings                                                           62,012                  49,511
     Accumulated other comprehensive loss                                          (259)                   (486)
                                                                            -----------             -----------
     Total stockholders' equity                                                 122,276                 109,242
                                                                            -----------             -----------
TOTAL                                                                       $ 1,592,737             $ 1,693,229
                                                                            ===========             ===========




See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            (Dollars in thousands except per share data) (Unaudited)


                                                    Three Months Ended June 30,        Six Months Ended June 30,
                                                    ----------------------------      ----------------------------
                                                        1999             1998             1999             1998
                                                    -----------      -----------      -----------      -----------
INTEREST INCOME:
  Loans, including fees                             $    25,606      $    26,406      $    51,136      $    49,813
  Deposits with other banks                               3,754            2,260            6,995            4,538
  Investment securities                                   1,744            1,120            4,499            2,130
  Federal funds sold                                        383              280              849              532
                                                    -----------      -----------      -----------      -----------
    Total                                                31,487           30,066           63,479           57,013
INTEREST EXPENSE:
  Deposits                                               16,846           16,842           35,014           31,579
  Trust preferred securities                                313               --              615               --
  Federal funds purchased and other borrowing                39              157              144              283
                                                    -----------      -----------      -----------      -----------
     Total                                               17,198           16,999           35,773           31,862
                                                    -----------      -----------      -----------      -----------
NET INTEREST INCOME                                      14,289           13,067           27,706           25,151
PROVISION FOR CREDIT LOSSES                               1,746            1,766            2,646            4,081
                                                    -----------      -----------      -----------      -----------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT
  LOSSES                                                 12,543           11,301           25,060           21,070
                                                    -----------      -----------      -----------      -----------
NON-INTEREST INCOME:
  Trade finance fees and commissions                      3,442            3,228            6,432            6,623
  Structuring and syndication fees                        1,220              454            1,797              743
  Customer service fees                                     142              166              325              311
  Gain on sale of assets                                     27               --              214               --
  Other                                                     270              114              621              250
                                                    -----------      -----------      -----------      -----------
     Total                                                5,101            3,962            9,389            7,927
                                                    -----------      -----------      -----------      -----------
OPERATING EXPENSES:
  Employee compensation and benefits                      3,167            3,053            6,511            6,048
  Occupancy and equipment                                 1,037            1,066            1,997            2,136
  Other                                                   3,257            2,317            6,122            4,188
                                                    -----------      -----------      -----------      -----------
     Total                                                7,461            6,436           14,630           12,372
                                                    -----------      -----------      -----------      -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                 10,183            8,827           19,819           16,625
PROVISION FOR INCOME TAXES                                3,750            3,273            7,318            6,166
                                                    -----------      -----------      -----------      -----------

NET INCOME                                          $     6,433      $     5,554      $    12,501      $    10,459
                                                    ===========      ===========      ===========      ===========
NET INCOME PER COMMON SHARE:
     BASIC                                          $      0.64      $      0.56      $      1.24      $      1.05
                                                    ===========      ===========      ===========      ===========
     DILUTED                                        $      0.63      $      0.54      $      1.22      $      1.02
                                                    ===========      ===========      ===========      ===========
AVERAGE SHARES OUTSTANDING:
     BASIC                                           10,065,908        9,988,481       10,061,037        9,917,070
                                                    ===========      ===========      ===========      ===========
     DILUTED                                         10,274,527       10,326,021       10,276,353       10,279,270
                                                    ===========      ===========      ===========      ===========




See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (In thousands) (Unaudited)



                                                           Three Months Ended June 30,  Six Months Ended June 30,
                                                           ---------------------------- -------------------------
                                                                1999          1998          1999           1998
                                                              --------      --------      --------       --------
NET INCOME                                                    $  6,433      $  5,554      $ 12,501       $ 10,459

OTHER COMPREHENSIVE INCOME, Net of tax:
   Unrealized appreciation (depreciation) in securities
        available for sale during period                            70            54           414            (90)
   Less:  Reclassification adjustment for write off of a
         foreign bank stock                                          0             0          (187)             0
                                                              --------      --------      --------       --------
                Total                                               70            54           227            (90)
                                                              --------      --------      --------       --------
COMPREHENSIVE INCOME                                          $  6,503      $  5,608      $ 12,728       $ 10,369
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

                                                                                                  Accumulated
                                                 Common Stock                                        Other             Total
                                           -------------------------   Capital      Retained     Comprehensive     Stockholders'
                                              Shares        Amount     Surplus      Earnings         Loss             Equity
                                           --------------  ---------  -----------  -----------  ----------------  ----------------
Balance, December 31, 1998                    10,050,062       $100      $60,117      $49,511             ($486)         $109,242

Issuance of 20,251 shares of common
   stock from exercise of options                 20,251          1          187                                              188

Reduction of tax liability due to
   deductibility of stock options excercised                                 118                                              118

Net change in unrealized loss on
  securities available for sale, net of taxes                                                               227               227

Net income for the six months ended
  June 30, 1999                                                                        12,501                              12,501
                                           --------------  ---------  -----------  -----------  ----------------  ----------------
Balance as of June 30, 1999                   10,070,313       $101      $60,422      $62,012             ($259)         $122,276
                                           ==============  =========  ===========  ===========  ================  ================






See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in thousands) (Unaudited)

                                                                              For Six Months Ended June
                                                                              -------------------------
                                                                                 1999            1998
                                                                              ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                               $  12,501       $  10,459
       Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                              665             567
         Provision for credit losses                                              2,646           4,081
         Deferred tax provision (benefit)                                            59            (831)
         Write off of available for sale security                                   187               0
         Gain on sale of loans                                                     (188)              0
         Net loss (gain) on sale of other real estate owned                         (26)             34
         Proceeds from the sale of bankers acceptances and
           loan participations, net of loan participations purchased                 77          60,749
       Increase in accrued interest receivable and other assets                  (2,304)         (7,557)
       (Decrease) increase in other liabilities                                  (1,550)            914
                                                                              ---------       ---------
         Net cash provided by operating activities                               12,067          68,416
                                                                              ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease (increase) in interest-earning deposits with other banks           26,601          (8,358)
     Purchase of securities available for sale                                 (401,679)       (127,516)
     Purchase of securities held to maturity                                    (10,760)        (13,084)
     Proceeds from sales and maturities of securities available for sale        413,172         127,218
     Proceeds from paydowns of securities held to maturity                        1,864               0
     Proceeds from sale of loans                                                 11,148               0
     Decrease (increase) in loans-net                                             6,420        (287,564)
     Purchases of property and equipment-net                                       (581)           (712)
     Proceeds from sale of other real estate owned                                   38             122
                                                                              ---------       ---------
         Net cash provided by (used in) investing activities                     46,223        (309,894)
                                                                              ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease) increase in deposits                                         (64,064)        211,521
    Proceeds from trust preferred securities offering                             1,650               0
    Payment of other borrowing                                                   (6,116)          6,116
    Net proceeds from exercise of common stock options                              188           1,854
                                                                              ---------       ---------
    Net cash (used in) provided by financing activities                         (68,342)        219,491
                                                                              ---------       ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (10,052)        (21,987)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                            111,790          91,434
                                                                              ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                $ 101,738       $  69,447
                                                                              =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

  Interest paid during the period                                             $  37,002       $  29,670
                                                                              =========       =========
  Income taxes paid during the period                                         $   7,569       $   7,027
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

NOTE 5: RESTATEMENT

Subsequent to the filing of the Company's quarterly report on Form 10Q for the quarter ended June 30, 1999, the Company determined that the purchase of certain securities and the sale of certain loans entered into by the Company in 1998 should have been recorded as an exchange transaction in accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and that a loss of $22,223,000 ($14,304,000 after tax) should have recorded on the exchange. The Company had previously accounted for the purchases of the securities and sales of the loans as separate unrelated transactions. The purchases were recorded at cost and the sales were recorded based on the proceeds received for the loans sold, with no gain or loss being recognized. During the second quarter of 2000 the OCC, through a temporary cease and desist order dated April 25, 2000, required the Company to re-file its regulatory reports to account for the purchase and sale transactions referred to above as related transactions and to record a loss on such transactions. The Company's Audit Committee, with the assistance of independent counsel, conducted an investigation that began in August 2000 and was completed during December 2000 into these transactions, including the consideration of certain additional information that the Company received from the OCC. After evaluating the results of the investigation, the Company concluded that the above transactions should have been accounted for as an exchange (i.e., one related transaction) rather than as separate transactions and that a loss should be recorded. As a result the Company restated its 1998 consolidated financial statements. The loss on exchange created a lower cost basis, by a like amount, for the assets purchased. The following table summarizes the items that have been restated in the June 30, 1999 consolidated financial statements as a result of the exchange in 1998:


                                                                           As Previously             As
                                                                              Reported            Restated
                                                                           -------------          --------
As of June 30, 1999:

Securities Held to Maturity (includes other investments)                      $ 54,173            $ 44,752

Loans - Net                                                                  1,143,563           1,130,761

Other Assets                                                                    14,918              22,807

Other Liabilities                                                                6,165               6,135

Retained Earnings                                                               76,316              62,012




As of December 31, 1998:

Securities Held to Maturity (includes other investments)                        45,291              35,870

Loans - Net                                                                  1,163,705           1,150,903

Other Assets                                                                     9,005              16,894

Other Liabilities                                                                7,814               7,784

Retained Earnings                                                               63,815              49,511



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

RESTATEMENT

Subsequent to the filing of the Company's quarterly report on Form 10Q for the quarter ended June 30, 1999, the Company determined that the purchase of certain securities and the sale of certain loans entered into by the Company in 1998 should have been recorded as an exchange transaction in accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and that a loss of $22,223,000 ($14,304,000 after tax) should have recorded on the exchange. The Company had previously accounted for the purchases of the securities and sales of the loans as separate unrelated transactions. The purchases were recorded at cost and the sales were recorded based on the proceeds received for the loans sold, with no gain or loss being recognized. During the second quarter of 2000 the OCC, through a temporary cease and desist order dated April 25, 2000, required the Company to re-file its regulatory reports (the "Call Reports") to account for the purchase and sale transactions referred to above as related transactions and to record a loss on such transactions. The Company's Audit Committee, with the assistance of independent counsel, conducted an investigation that began in August 2000 and was completed during December 2000 into these transactions, including the consideration of certain additional information that the Company received from the OCC. After evaluating the results of the investigation, the Company concluded that the above transactions should have been accounted for as an exchange (i.e., one related transaction) rather than as separate transactions and that a loss should be recorded. As a result the Company restated its 1998 consolidated financial statements. The loss on exchange created a lower cost basis, by a like amount, for the assets purchased. See Note 5 of the notes to the unaudited consolidated financial statements for a discussion of these restatements.

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

The Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 1999 presented herein have been adjusted to reflect the restatement described above.

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

Investment securities decreased to $103.1 million at June 30, 1999 from $105.6 million at December 31, 1998. The decrease has been primarily in foreign securities that matured and were partially replaced with U.S. government agency securities. The government agency securities are short term in nature and allow the Company the flexibility of liquidity and the ability to convert these assets into higher yielding loans as these become accessible.

LOANS

The Company's gross loan portfolio decreased by $21.2 million, or 1.8 percent, during the first six months of 1999 in relation to the year ended December 31, 1998. Commercial-domestic loans increased by $60.5 million and domestic acceptances discounted increased by $15.1 million, a combined increase of 21.9 percent. This was offset by decreases in loans to banks and other financial institutions - foreign of $39.7 million and commercial foreign loans of $21.1 million. Details on the loans by type are shown in the table below. At June 30, 1999 approximately 37.0 percent of the Company's portfolio consisted of loans to domestic borrowers and 63 percent of the Company's portfolio consisted of loans to foreign borrowers. The Company's loan portfolio is relatively short-term, as approximately 52.8 and 65.8 percent of loans at June 30, 1999 were short-term loans with average maturities of less than 180 and less than 365 days, respectively. See "Interest Rate Sensitivity Report".

The following table sets forth the loans by type in the Company's loan portfolio at the dates indicated.

LOANS BY TYPE
(in thousands)

                                               June 30, 1999        December 31, 1998
                                              --------------        -----------------
Domestic:

Commercial (1)                                   $  349,519            $  289,032
Acceptances discounted                               71,783                56,706
Residential mortgages                                 2,148                10,494
Installment                                             205                   232
                                                 ----------            ----------

Subtotal Domestic                                   423,655               356,464
                                                 ----------            ----------

Foreign:

Banks and other financial institutions              262,697               302,371
Commercial and industrial (1)                       374,933               395,987
Acceptances discounted                               34,400                72,597
Government and official institutions                 49,873                39,309
                                                 ----------            ----------

Subtotal Foreign                                    721,903               810,264
                                                 ----------            ----------

Total Loans                                      $1,145,558            $1,166,728
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

At June 30, 1999 approximately 28.6 percent in principal amount of the Company's loans were outstanding to borrowers in four countries other than the United
States: Panama (10.0 percent), Brazil (8.7 percent), Guatemala (5.1 percent) and Ecuador (4.8 percent).

LOANS BY COUNTRY
(Dollars in thousands)

                                       June 30, 1999                           December 31, 1998
                           ------------------------------------    --------------------------------------
                                                 Percent of                                Percent of
Country                        Amount           Total Loans             Amount            Total Loans
                           ---------------    -----------------    -----------------    -----------------
United States                   $ 423,655                37.0%            $ 356,464                30.6%
Argentina                          29,651                 2.6%               36,276                 3.1%
Bolivia                            15,856                 1.4%               20,816                 1.8%
Brazil                             99,573                 8.7%               54,862                 4.7%
British West Indies (1)            17,994                 1.6%                   --                   --
Colombia                           34,395                 3.0%               41,911                 3.6%
Dominican Republic (1)                 --                   --               29,563                 2.5%
Ecuador                            55,057                 4.8%               46,917                 4.0%
El Salvador                        31,275                 2.7%               37,196                 3.2%
Guatemala                          58,445                 5.1%              119,227                10.2%
Honduras                           44,302                 3.9%               59,564                 5.1%
Jamaica                            38,411                 3.4%               29,066                 2.5%
Mexico                             20,733                 1.8%               22,983                 2.0%
Panama                            115,054                10.0%              118,680                10.2%
Peru                               49,469                 4.3%               49,382                 4.2%
Suriname                           16,931                 1.5%               21,868                 1.9%
Venezuela                          20,395                 1.8%               19,756                 1.7%
Other (2)                          74,362                 6.4%              102,197                 8.7%
                           ---------------    -----------------    -----------------    -----------------
Total                         $ 1,145,558               100.0%          $ 1,166,728               100.0%
                           ===============    =================    =================    =================


(1) These countries had loans in periods presented which did not exceed 1 percent of total assets.

(2) Other consists of loans to borrowers in countries in which loans did not exceed 1 percent of total assets.

At June 30, 1999 approximately 31.8 percent in cross-border outstandings were outstanding to borrowers in five countries other than the United States: Brazil (10.7 percent), Panama (8.6 percent), Ecuador (4.5 percent), Guatemala (4.1 percent), and Argentina (3.9 percent).

TOTAL CROSS-BORDER OUTSTANDINGS BY COUNTRY
(Dollars in millions)

                                June 30, 1999                  December 31, 1998
                        ---------------------------    ----------------------------
                                       % of Total                      % of Total
                          Amount         Assets           Amount         Assets
                        ------------   ------------    -------------   ------------
Argentina                      $ 62           3.9%             $ 57           3.4%
Bahamas (1)                      30           1.9%                -              -
Bolivia                          20           1.3%               26           1.5%
Brazil                          171          10.7%               94           5.6%
British West Indies              36           2.3%               36           2.1%
Colombia                         44           2.8%               49           2.9%
Costa Rica                       13           0.8%               16           0.9%
Dominican Republic               20           1.3%               48           2.8%
Ecuador                          72           4.5%              100           5.9%
El Salvador                      48           3.0%               52           3.1%
Guatemala                        66           4.1%              131           7.7%
Honduras                         60           3.8%               69           4.1%
Jamaica                          42           2.6%               40           2.4%
Mexico                           21           1.3%               23           1.4%
Nicaragua (1)                    --           0.0%               15           0.9%
Panama                          137           8.6%              118           7.0%
Peru                             62           3.9%               56           3.3%
Suriname                         20           1.3%               27           1.6%
Venezuela                        19           1.2%               19           1.1%
Other (2)                        41           2.6%               76           4.5%
                        ------------   ------------    -------------   ------------
Total                         $ 984          61.8%          $ 1,052          62.1%
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


(in thousands)                                  Six Months Ended June 30,                           Year Ended
                                  -----------------------------------------------------    ------------------------------
                                            1999                       1998                      December 31, 1998
                                  -------------------------- --------------------------    ------------------------------
                                                 Average                     Average                         Average
                                     Total       Monthly         Total       Monthly           Total         Monthly
                                     Volume       Volume        Volume       Volume            Volume         Volume
                                  -------------------------- --------------------------    ------------------------------
Export Letters of Credit (1)         $ 104,352     $ 17,392      $ 226,106    $ 37,684          $ 397,683       $ 33,140
Import Letters of Credit (1)           126,031       21,005        180,083      30,014            349,099         29,092
                                  -------------------------- --------------------------    ------------------------------
Total                                $ 230,383     $ 38,397      $ 406,189    $ 67,698          $ 746,782       $ 62,232
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

CREDIT LOSS EXPERIENCE
(in thousands)

                                                                       Six Months Ended          Year Ended
                                                                        June 30, 1999          December 31, 1998
                                                                       -----------------       -----------------
Balance of allowance for credit losses at beginning of period            $    12,794              $    10,317
Charge-offs:
Domestic:
   Commercial                                                                   (639)                  (3,357)
   Acceptances                                                                    --                     (100)
   Installment                                                                    (1)                      --
                                                                         -----------              -----------
 Total Domestic                                                                 (640)                  (3,457)
                                                                         -----------              -----------
Foreign:
   Banks and other financial institutions                                         --                   (3,901)
   Commerical and industrial                                                  (2,101)                      --
                                                                         -----------              -----------
 Total Foreign                                                                (2,101)                  (3,901)
                                                                         -----------              -----------
Total charge-offs                                                             (2,741)                  (7,358)
                                                                         -----------              -----------
Recoveries:
Domestic:
   Commercial                                                                      1                       12
Foreign:
  Banks and other financial institutions                                          --                      202
                                                                         -----------              -----------
 Total recoveries                                                                  1                      214
                                                                         -----------              -----------
Net (charge-offs) recoveries                                                  (2,740)                  (7,144)
Provision for credit losses                                                    2,646                    9,621
                                                                         -----------              -----------
Balance at end of the period                                             $    12,700              $    12,794
                                                                         ===========              ===========
Average loans                                                            $ 1,151,965              $ 1,165,224
Total loans                                                              $ 1,145,558              $ 1,166,728
Net charge-offs to average loans                                                0.24%                    0.61%
Allowance to total loans                                                        1.11%                    1.10%


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

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES
(in thousands)

                                                                   As of               As of
                                                               June 30, 1999      December 31, 1998
                                                               --------------     -----------------
Allocation of the allowance by category of loans:
Domestic:
   Commercial                                                $   3,621             $     945
   Acceptances                                                     742                   211
   Residential                                                      18                    66
   Installment                                                       4                     3
   Overdraft                                                        60                   190
                                                             ---------             ---------
       Total domestic                                            4,445                 1,415
Foreign:
   Government and official institutions                            604                    --
   Banks and other financial institutions                        2,970                 3,033
   Commercial and industrial                                     4,323                 8,010
   Acceptances discounted                                          358                   336
                                                             ---------             ---------
      Total foreign                                              8,255                11,379
Total                                                        $  12,700             $  12,794
                                                             =========             =========
Percent of loans in each category to total loans:
Domestic:
   Commercial                                                     30.5%                 24.8%
   Acceptances                                                     6.3%                  4.9%
   Residential                                                     0.2%                  0.9%
   Installment                                                     0.0%                  0.0%
   Overdraft                                                       0.0%                  0.0%
                                                             ---------             ---------
      Total domestic                                              37.0%                 30.6%
Foreign:
   Banks and other financial institutions                         22.9%                 25.9%
   Commercial and industrial                                      32.7%                 33.9%
   Acceptances discounted                                          3.0%                  6.2%
   Government and official Institutions                            4.4%                  3.4%
                                                             ---------             ---------
      Total foreign                                               63.0%                 69.4%
Total                                                            100.0%                100.0%
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

NONPERFORMING LOANS
(in thousands)

                                                  June 30, 1999     December 31, 1998
                                                  -------------     -----------------
Domestic:
   Non accrual                                        $1,545             $2,189
   Past due over 90 days and accruing                     92                 69
                                                      ------             ------
      Total domestic nonperforming loans               1,637              2,258
                                                      ------             ------

Foreign
   Non accrual                                         8,187              6,396
   Past due over 90 days and accruing                     --                404
                                                      ------             ------
      Total foreign nonperforming loans                8,187              6,800
                                                      ------             ------
Total nonperforming loans                             $9,824             $9,058
                                                      ======             ======

Total nonperforming loans to total loans                0.86%              0.78%
Total nonperforming assets to total assets              0.62%              0.53%


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

 The following table indicates the maturities and amounts of certificates of deposit and other time deposits issued in denominations of $100,000 or more as of June 30, 1999:

MATURITIES OF AND AMOUNTS OF CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS $100,000 OR MORE

(in thousands)

                                 Certificates of Deposit    Other Time Deposits
                                    $100,000 or More        $100,000 or More               Total
                                 ----------------------   ----------------------    -------------------
Three months or less                    $104,074                $ 53,475                $157,549
Over 3 through 6 months                  138,638                   4,261                 142,899
Over 6 through 12 months                 129,126                   2,402                 131,528
Over 12 months                            33,255                      --                  33,255
                                        --------                --------                --------
Total                                   $405,093                $ 60,138                $465,231
                                        ========                ========                ========


TRUST PREFERRED SECURITIES

The trust preferred securities increased by $1.7 million as a result of the exercise of the over allotment option by the underwriter. See Note 4 to the Consolidated Financial Statements for further details.

STOCKHOLDERS' EQUITY

The Company's stockholders' equity at June 30, 1999 was $122.3 million compared to $109.2 million at December 31, 1998. During this period stockholders' equity increased by $13.0 million primarily due to the retention of net income.

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

                                                INTEREST RATE SENSITIVITY REPORT
                                                     (Dollars in thousands)


                                            0 to 30      31 to 90     91 to 180    181 to 365      1 to 5        Over 5
                                             Days          Days          Days         Days          Years        Years     Total
                                            -------      --------     ---------    ----------      ------        ------    ------
Earning Assets:
Loans                                     $  177,392   $  230,665    $  196,565   $  149,588   $  324,446   $   66,902   $1,145,558

Federal funds sold                            81,538                                                                         81,538

Investment securities                         40,940        2,036         6,503        1,200          600       50,090      101,369

Interest earning deposits with
other banks                                   55,825       13,850        56,450       47,477           --                   173,602
                                          ----------   ----------    ----------   ----------   ----------   ----------   ----------
Total                                        355,695      246,551       259,518      198,265      325,046      116,992    1,502,067
                                          ----------   ----------    ----------   ----------   ----------   ----------   ----------
Funding Sources:
Savings and transaction deposits              85,918       29,336                                                           115,254

Certificates of deposits of $100 or more      35,270       68,804       138,638      129,126       33,255           --      405,093

Certificates of deposits under $100           59,695      173,978       202,548      249,996       12,054           78      698,349

Other time deposits                           43,170       10,305         4,261        2,402                                 60,138

Funds overnight                               51,900                                                                         51,900

Trust preferred securities                                                                                      12,650       12,650
                                          ----------   ----------    ----------   ----------   ----------   ----------   ----------
Total                                     $  275,953   $  282,423    $  345,447   $  381,524   $   45,309   $   12,728   $1,343,384
                                          ==========   ==========    ==========   ==========   ==========   ==========   ==========
Interest sensitivity gap                  $   79,742   $  (35,872)   $  (85,929)  $ (183,259)  $  279,737   $  104,264   $  158,683
                                          ==========   ==========    ==========   ==========   ==========   ==========   ==========
Cumulative gap                            $   79,742   $   43,870    $  (42,059)  $ (225,318)  $   54,419   $  158,683
                                          ==========   ==========    ==========   ==========   ==========   ==========
Cumulative gap as a percentage
of total earning assets                         5.31%        2.92%       -2.80%      -15.00%         3.62%       10.56%
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

The majority of the Company's deposits are short-term and closely match the short-term nature of the Company's assets. See "Interest Rate Sensitivity Report." At June 30, 1999 interest-earning assets maturing within six months were $861.8 million, representing 57.4 percent of total earning assets and earning assets maturing within one year were $1.060 billion or 70.6 percent of total earning assets. The interest bearing liabilities maturing within six months were $903.8 million or 67.3 percent of total interest bearing liabilities and maturing within one year were $1.285 billion or 95.7 percent of the total at June 30, 1999.

The short-term nature of the loan portfolio and the fact that a portion of the loan portfolio consists of bankers' acceptances provides additional liquidity to the Company. Liquid assets at June 30, 1999 were $315 million, 19.8 percent of total assets, and consisted of cash and cash equivalents, due from banks-time and U. S. government agency securities that are unpledged. At June 30, 1999 the Company had been advised of $66 million in available interbank funding.

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

BANCORP CAPITAL RATIOS
(Dollars in thousands)

                                                            June 30, 1999                         December 31, 1998
                                                ------------------------------------    ------------------------------------
                                                     Amount             Ratio                Amount             Ratio
                                                ------------------------------------    ------------------------------------
Tier 1 risk-weighted
Capital:
   Actual                                           $     113,880             10.8%         $     118,964             11.1%
   Minimum                                                 42,115              4.0%                43,816              4.0%
Total risk-weighted
Capital:

   Actual                                                 123,437             11.7%               131,758             12.0%
   Minimum                                                 84,230              8.0%                87,633              8.0%
Leverage:
   Actual                                                 113,880              7.4%               118,964              7.3%
   Minimum                                                 46,350              3.0%                49,102              3.0%


BANK CAPITAL RATIOS
(Dollars in thousands)

                                                       June 30, 1999                      December 31, 1998
                                             ----------------------------------    ----------------------------------
                                                  Amount           Ratio                Amount           Ratio
                                             ----------------------------------    ----------------------------------
Tier 1 risk-weighted capital:

   Actual                                          $  108,311            10.0%           $  108,410             9.9%
   Minimum to be well capitalized                      64,942             6.0%               65,461             6.0%
   Minimum to be adequately capitalized                43,295             4.0%               43,787             4.0%
Total risk-weighted capital:
   Actual                                             117,660            10.9%              121,204            11.1%
   Minimum to be well capitalized                     108,237            10.0%              109,467            10.0%
   Minimum to be adequately capitalized                86,590             8.0%               87,574             8.0%
Leverage:
  Actual                                              108.311             7.0%              108,410             6.6%
   Minimum to be well capitalized                      77,078             5.0%               81,856             5.0%
   Minimum to be adequately capitalized                61,662             4.0%               65,485             4.0%



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

The level of imbalance between the repricing of rate sensitive assets and rate sensitive liabilities will be measured through a series of ratios. Substantially all of the Company's"assets and liabilities are denominated in dollars; therefore the Company has no material foreign exchange risk. In addition, the Company has no trading account securities; therefore it is not exposed to market risk resulting from trading activities.

On a daily basis the Bank's Senior Vice President of Finance and the Bank's Treasurer are responsible for measuring and managing market risk.

RESULTS OF OPERATIONS-SIX MONTHS

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds, and it constitutes the Company's principal source of income. Net interest income increased to $27.7 million for the six months ended June 30, 1999 from $25.2 million for the same period in 1998, a 9.9 percent increase. The increase was due largely to an increase in average earning assets offset, to some extent, by a decrease in net interest margin. Average earning assets increased to $1.495 billion for the six months ended June 30, 1999 from $1.277 billion for the same period in 1998, a 17.1 percent increase. Average loans and acceptances discounted increased to $1.152 billion for the six months ended June 30, 1999 from $1.092 billion for the same period in 1998, a 5.5 percent increase. The increase in loans was largely attributable to an increase in the U. S. component of the loan portfolio. Average interest earning deposits with other banks increased to $158.8 million for the six months ended June 30, 1999 from $100.2 million for the same period in 1998, a 58.5 percent increase. Net interest margin decreased to 3.73 percent for the six months ended June 30, 1999 from
3.98 percent for the same period in 1998, a 25 basis point decrease. The primary reasons for this decrease were (i) the temporary increase of lower yielding U.S. government agency securities while assets are redeployed into the higher yielding loan category and (ii) transactions with larger customers and transactions with multi-national companies which command more competitive pricing, but in turn tend to be stronger in terms of credit quality.

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


                                                      YIELDS EARNED AND RATE PAID
---------------------------------------------------------------------------------------------------------------------------------
                                                                                   FOR THE SIX MONTHS ENDED
                                                              JUNE 30, 1999                                 JUNE 30, 1998
                                              ----------------------------------------   ----------------------------------------
                                                  AVERAGE       REVENUE/     YIELD/          AVERAGE       REVENUE/     YIELD/
                                                  BALANCE       EXPENSE       RATE           BALANCE        EXPENSE      RATE
                                              ----------------------------------------   ----------------------------------------
TOTAL EARNING ASSETS
LOANS:
    Commercial loans                               $1,025,491      $44,994      8.73%            $943,288     $42,500      8.96%
    Acceptances discounted                            113,276        5,031      8.83%             125,176       5,820      9.25%
    Overdraft                                           9,271          985     21.13%              11,305         994     17.49%
    Mortgage loans                                      3,711          116      6.22%              11,787         486      8.20%
    Installment loans                                     216           10      9.21%                 274          13      9.44%
                                              -----------------------------              -----------------------------
TOTAL LOANS                                         1,151,965       51,136      8.83%           1,091,830      49,813      9.07%

Time deposits with banks                              158,758        6,995      8.76%             100,225       4,538      9.01%
Investments                                           149,586        4,499      5.98%              65,262       2,130      6.49%
Federal funds sold                                     34,764          849      4.86%              19,258         532      5.49%
                                              -----------------------------              -----------------------------
     Total investments and time
       deposits with banks                            343,108       12,343      7.16%             184,745       7,200      7.75%
                                                              -------------                               ------------
Total interest earning assets                       1,495,073       63,479      8.44%           1,276,575      57,013      8.88%
                                                              -------------                               ------------
Total non interest earning assets                     112,522                                     131,509
                                              ----------------                           -----------------
TOTAL ASSETS                                       $1,607,595                                  $1,408,084
                                              ================                           =================
INTEREST BEARING LIABILITIES

DEPOSITS:

    NOW amd savings accounts                          $22,756          271      2.37%             $20,230         211      2.07%
    Money Market                                       44,762        1,028      4.57%              45,046       1,016      4.49%
    Presidential Money Market                          33,119          789      4.74%               2,769          38      2.73%
    Certificate of Deposits (including IRA)         1,121,146       30,444      5.40%             900,038      26,244      5.80%
    Time Deposits with Banks (IBF)                     99,461        2,286      4.57%             151,651       4,049      5.31%
    Other                                               8,234          196      4.73%                 973          21      4.29%
                                              -----------------------------              -----------------------------
TOTAL DEPOSITS                                      1,329,478       35,014      5.24%           1,120,707      31,579      5.60%
Trust Preferred Securities                             12,522          615      9.77%                   0           0      0.00%
Other Borrowings                                        2,734          103      7.49%               3,100         117      7.51%
Federal Funds Purchased                                 1,614           41      5.05%               5,837         166      5.66%
                                              -----------------------------              -----------------------------
Total interest bearing liabilities                  1,346,348       35,773      5.28%           1,129,644      31,862      5.61%
                                              -----------------------------              -----------------------------
Non interest bearing liabilities
    Demand Deposits                                    73,940                                      69,428
    Other Liabilities                                  71,932                                      95,351
                                              ----------------                           -----------------
Total non interest bearing liabilities                145,872                                     164,779
Stockholders equity                                   115,375                                     105,364
                                              ----------------                           -----------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY         $1,607,595                                  $1,399,787
                                              ================                           =================
NET INTEREST INCOME/NET INTEREST SPREAD                            $27,706      3.16%                         $25,151      3.27%
                                                              =============  =========                    ============ ==========
MARGIN

INTEREST INCOME/INTEREST EARNING ASSETS                                         8.56%                                      9.01%

INTEREST EXPENSE/INTEREST EARNING ASSETS                                        4.83%                                      5.03%
                                                                             ---------                                 ----------

    NET INTEREST MARGIN                                                         3.73%                                      3.98%
                                                                             =========                                 ==========


PROVISION FOR CREDIT LOSSES

The Company's provision for credit losses decreased to $2.6 million for the six months ended June 30, 1999 from $4.1 million for the same period in 1998. Net loan charge-offs during the first six months of 1999 amounted to $2.7 million compared to $994 thousand for the same period in 1998. The allowance for credit losses decreased from $12.8 million at December 31, 1998 to $12.7 million at June 30, 1999. The ratio of the allowance for credit losses to total loans was
1.11 percent at June 30, 1999 increasing from approximately 1.10 percent at December 31, 1998. This increase in the ratio is due primarily to the decrease in loans during the first six months of 1999.

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

NON-INTEREST INCOME

(Dollars in thousands)                         For the Six Months Ended June 30,
                                        -----------------------------------------------
                                                         1998 to 1999
                                            1999        Percent Change        1998
                                        -------------   ----------------  -------------
Trade finance fees and commissions          $  6,432              -2.9%       $  6,623
Structuring and syndication fees                                 141.9%
                                               1,797                               743
Customer service fees                                              4.5%
                                                 325                               311
Gain on sale of assets                           214             100.0%
Other                                            621             148.4%            250
                                        -------------   ----------------  -------------
Total non-interest income                   $  9,389              18.4%       $  7,927
                                        =============   ================  =============


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

OPERATING EXPENSES
(Dollars in thousands)


                                                         For the Six Months Ended June 30,
                                                   ---------------------------------------------
                                                                  1998 to 1999
                                                      1999       Percent Change         1998
                                                   -----------  -----------------    -----------
Employee compensation and benefits                    $ 6,511               7.7%        $ 6,048
Occupancy and equipment                                 1,997              -6.5%          2,136
Other operating expenses                                6,122              46.2%          4,188
                                                   -----------  -----------------    -----------
Total operating expenses                              $14,630              18.3%        $12,372
                                                   ===========  =================    ===========


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

RESULTS OF OPERATIONS-SECOND QUARTER

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds, and it constitutes the Company's principal source of income. Net interest income increased to $14.3 million for the quarter ended June 30, 1999 from $13.1 million for the same period in 1998, a 9.2 percent increase. The increase was due largely to an increase in average earning assets and an increase in net interest margin. Average earning assets increased to $1.461 billion for the quarter ended June 30, 1999 from $1.348 billion for the same period in 1998, a
8.4 percent increase. Average loans and acceptances discounted remained relatively consistent at $1.154 billion for the quarter ended June 30, 1999 compared to $1.160 for the same period in 1998, a .5% decrease. The increase in average interest earning assets for the quarter was primarily in time deposits with other banks which increased by 62.6 percent to $162.3 million and investments which increased by 66.9 percent to $113.3 million for the quarter. Net interest margin increased slightly to 3.97 percent for the quarter ended June 30, 1999 from 3.89 percent for the same period in 1998. The primary reason for the increase is the 39 basis point decrease in the cost of funds rate. The cost of funds decreased to 5.21 percent for the quarter ended June 30, 1999 from
5.60 percent for the same period in 1998.

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


                                                 YIELDS EARNED AND RATE PAID
----------------------------------------------------------------------------------------------------------------------------------
                                                                               FOR THE QUARTER ENDED
                                                              JUNE 30, 1999                            JUNE 30, 1998
                                               ---------------------------------------  ------------------------------------------
                                                   AVERAGE        REVENUE/    YIELD/        AVERAGE        REVENUE/      YIELD/
                                                   BALANCE        EXPENSE      RATE         BALANCE        EXPENSE        RATE
                                               ---------------------------------------  ------------------------------------------
TOTAL EARNING ASSETS
LOANS:
    Commercial loans                                 $1,035,906      $22,879    8.83%         $1,003,498      $22,681       8.94%
    Acceptances discounted                              109,550        2,389    8.72%            133,748        2,984       8.83%
    Overdraft                                             6,505          289   17.77%             10,986          491      17.68%
    Mortgage loans                                        2,322           45    7.75%             11,653          242       8.22%
    Installment loans                                       215            5    9.30%                315            7       8.79%
                                               ------------------------------           ------------------------------
TOTAL LOANS                                           1,154,498       25,607    8.87%          1,160,200       26,405       9.00%

Time deposits with banks                                162,295        3,754    9.25%             99,833        2,260       8.96%
Investments                                             113,251        1,744    6.16%             67,927        1,120       6.52%
Federal funds sold                                       31,084          383    4.93%             20,028          281       5.55%
                                               ------------------------------           ------------------------------
     Total investments and time
       deposits with banks                              306,630        5,881    7.67%            187,788        3,661       7.71%
                                                                -------------                            -------------
Total interest earning assets                         1,461,128       31,488    8.62%          1,347,988       30,066       8.82%
                                                                -------------                            -------------
Total non interest earning assets                        95,695                                  114,949
                                               -----------------                        -----------------
TOTAL ASSETS                                         $1,556,823                               $1,462,937
                                               =================                        =================
INTEREST BEARING LIABILITIES

DEPOSITS:

    NOW amd savings accounts                            $23,847          162    2.72%            $19,835          103       2.05%
    Money Market                                         43,686          499    4.57%             45,979          511       4.40%
    Presidential Money Market                            40,482          484    4.78%              2,236           17       3.01%
    Certificate of Deposits (including IRA)           1,082,645       14,556    5.38%            969,388       14,172       5.78%
    Time Deposits with Banks (IBF)                       95,669          982    4.11%            151,243        2,024       5.29%
    Other                                                 6,476          163   10.07%              1,230           15       4.82%
                                               ------------------------------           ------------------------------
TOTAL DEPOSITS                                        1,292,805       16,846    5.21%          1,189,911       16,842       5.60%
Trust Preferred Securities                               12,650          313    9.90%                  0            0       0.00%
Other Borrowings                                              0            0    0.00%              6,034          114       7.47%
Federal Funds Purchased                                   3,101           39    5.03%              2,989           43       5.69%
                                               ------------------------------           ------------------------------
Total interest bearing liabilities                    1,308,556       17,198    5.26%          1,198,934       16,999       5.61%
                                               ------------------------------           ------------------------------
Non interest bearing liabilities
    Demand Deposits                                      72,389                                   66,284
    Other Liabilities                                    57,151                                   89,148
                                               -----------------                        -----------------
Total non interest bearing liabilities                  129,540                                  155,432
Stockholders equity                                     118,727                                  108,571
                                               -----------------                        -----------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY           $1,556,823                               $1,462,937
                                               =================                        =================
NET INTEREST INCOME/NET INTEREST SPREAD                              $14,290    3.36%                         $13,067       3.21%
                                                                ============= ========                   =============  ==========
MARGIN

INTEREST INCOME/INTEREST EARNING ASSETS                                         8.74%                                       8.95%

INTEREST EXPENSE/INTEREST EARNING ASSETS                                        4.77%                                       5.06%
                                                                              --------                                  ----------
    NET INTEREST MARGIN                                                         3.97%                                       3.89%
                                                                              ========                                  ==========

PROVISION FOR CREDIT LOSSES

The Company's provision for credit losses remained relatively consistent at $1.7 million for the quarters ended June 30, 1999 and 1998. Net loan charge-offs during the second quarter of 1999 amounted to $2.6 million compared to $827 thousand for the same period in 1998. The allowance for credit losses decreased from $12.8 million at December 31, 1998 to $12.7 million at June 30, 1999. The ratio of the allowance for credit losses to total loans was 1.11 percent at June 30, 1999 increasing from approximately 1.10 percent at December 31, 1998.

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

NON-INTEREST INCOME
(Dollars in thousands)


                                                 For the Three Months Ended
                                                          June 30,
                                        -----------------------------------------------
                                                         1998 to 1999
                                            1999        Percent Change        1998
                                        -------------   ----------------  -------------
Trade finance fees and commissions          $  3,442               6.6%       $  3,228
Structuring and syndication fees                                 168.7%
                                               1,220                               454
Customer service fees                                            -14.5%
                                                 142                               166
Gain on sale of assets                                           100.0%
                                                  27                                 -
Other                                                            136.8%
                                                 270                               114
                                        -------------   ----------------  -------------
Total non-interest income                  $   5,101              28.7%       $  3,962
                                        =============   ================  =============


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

OPERATING EXPENSES
(Dollars in thousands)

                                                            For the Three Months Ended
                                                                     June 30,
                                                   ---------------------------------------------
                                                                  1998 to 1999
                                                      1999       Percent Change         1998
                                                   -----------  -----------------    -----------
Employee compensation and benefits                    $ 3,167               3.7%         $3,053
Occupancy and equipment                                                    -2.7%
                                                        1,037                             1,066
Other operating expenses                                                   40.6%
                                                        3,257                             2,317
                                                   -----------  -----------------    -----------
Total operating expenses                              $ 7,461              15.9%         $6,436
                                                   ===========  =================    ===========

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 18, 2000             Hamilton Bancorp, Inc.


                                     /s/ J. Carlos Bernace
                                     ------------------------------------
                                     J. Carlos Bernace,
                                     Executive Vice President


                                     /s/ Eva Lynn Hernandez
                                     ------------------------------------
                                     Eva Lynn Hernandez,
                                     Vice President - Finance, Controller
                                     and Chief Accounting Officer