Form 10-Q/A
period 1999-09-30
HAMILTON BANCORP INC
filed 2000-12-26
CIK 894172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

(Mark One)

[X] AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes [ ] No [ ]

Item 1 and 2 of Part I of the Registrant's Form 10Q for the quarterly period ended September 30, 1999 are hereby amended to read as follows:

ITEM 1

                          PART I. FINANCIAL INFORMATION
                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                           (In thousands) (Unaudited)


                                                                                      As restated, see         As restated, see
                                                                                           note 5                    note 5
                                                                                        September 30,             December 31,
                                                                                   ------------------------   ---------------------
                                                                                           1999                    1998
                                                                                   ------------------------   ---------------------
                                        ASSETS

CASH AND DEMAND DEPOSITS WITH OTHER BANKS                                              $    19,934             $    24,213
FEDERAL FUNDS SOLD                                                                          38,921                  87,577
                                                                                       -----------             -----------
      Total cash and cash equivalents                                                       58,855                 111,790

INTEREST EARNING DEPOSITS WITH  OTHER BANKS                                                220,162                 200,203
SECURITIES AVAILABLE FOR SALE                                                               48,430                  69,725
SECURITIES HELD TO MATURITY                                                                 47,945                  35,870
LOANS-NET                                                                                1,190,983               1,150,903
DUE FROM CUSTOMERS ON BANKERS ACCEPTANCES                                                   29,454                  75,567
DUE FROM CUSTOMERS ON DEFERRED PAYMENT LETTERS OF CREDIT                                     7,079                   6,468
PROPERTY AND EQUIPMENT-NET                                                                   5,249                   4,775
ACCRUED INTEREST RECEIVABLE                                                                 17,869                  19,201
GOODWILL-NET                                                                                 1,702                   1,833
OTHER ASSETS                                                                                34,432                  16,894
                                                                                       -----------             -----------
TOTAL                                                                                  $ 1,662,160             $ 1,693,229
                                                                                       ===========             ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                                               $ 1,484,270             $ 1,477,052
TRUST PREFERRED SECURITIES                                                                  12,650                  11,000
OTHER BORROWINGS                                                                                --                   6,116
BANKERS ACCEPTANCES OUTSTANDING                                                             29,454                  75,567
DEFERRED PAYMENT LETTERS OF CREDIT OUTSTANDING                                               7,079                   6,468
OTHER LIABILITIES                                                                            6,854                   7,784
                                                                                       -----------             -----------
     Total liabilities                                                                   1,540,307               1,583,987
                                                                                       -----------             -----------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 75,000,000 shares authorized, 10,081,147 shares issued and outstanding at September 30, 1999 and 10,050,062 shares
       issued and outstanding at December 31, 1998                                             101                     100
     Capital surplus                                                                        60,522                  60,117
     Retained earnings                                                                      61,276                  49,511
     Accumulated other comprehensive loss                                                      (46)                   (486)
                                                                                       -----------             -----------
     Total stockholders' equity                                                            121,853                 109,242
                                                                                       -----------             -----------
TOTAL                                                                                  $ 1,662,160             $ 1,693,229
                                                                                       ===========             ===========

See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            (Dollars in thousands except per share data) (Unaudited)



                                                        Three Months Ended September 30,          Nine Months Ended September 30,
                                                       ---------------------------------         -------------------------------
                                                            1999                 1998                1999                1998
                                                       ------------         ------------         -----------        ------------
INTEREST INCOME:
  Loans, including fees                                $     27,490         $     27,828         $    78,627        $     77,640
  Deposits with other banks                                   4,527                3,146              11,522               7,684
  Investment securities                                       1,970                1,164               6,469               3,295
  Federal funds sold                                            255                  312               1,104                 844
                                                       ------------         ------------         -----------        ------------
    Total                                                    34,242               32,450              97,722              89,463
INTEREST EXPENSE:
  Deposits                                                   17,544               18,581              52,558              50,161
  Trust preferred securities                                    308                   --                 923                  --
  Federal funds purchased and other borrowing                    33                  148                 178                 431
                                                       ------------         ------------         -----------        ------------
     Total                                                   17,885               18,729              53,659              50,592
                                                       ------------         ------------         -----------        ------------
NET INTEREST INCOME                                          16,357               13,721              44,063              38,871
PROVISION FOR CREDIT LOSSES                                  15,019                3,040              17,665               7,121
                                                       ------------         ------------         -----------        ------------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT
  LOSSES                                                      1,338               10,681              26,398              31,750
                                                       ------------         ------------         -----------        ------------
NON-INTEREST INCOME:
  Trade finance fees and commissions                          2,948                3,513               9,380              10,136
  Structuring and syndication fees                            1,102                  563               2,899               1,306
  Customer service fees                                         140                  132                 465                 443
  Gain (loss) on sale of assets                                 346                 (186)                560                (220)
  Other                                                         286                  242                 907                 527
                                                       ------------         ------------         -----------        ------------
     Total                                                    4,822                4,264              14,211              12,192
                                                       ------------         ------------         -----------        ------------
OPERATING EXPENSES:
  Employee compensation and benefits                          3,258                3,033               9,769               9,080
  Occupancy and equipment                                     1,118                  997               3,115               3,133
  Other                                                       2,934                2,729               9,056               6,919
                                                       ------------         ------------         -----------        ------------
     Total                                                    7,310                6,759              21,940              19,132
                                                       ------------         ------------         -----------        ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES              (1,150)               8,186              18,669              24,810
PROVISION (CREDIT) FOR INCOME TAXES                            (414)               2,501               6,904               8,666
                                                       ------------         ------------         -----------        ------------
NET INCOME (LOSS)                                      $       (736)        $      5,685         $    11,765        $     16,144
                                                       ============         ============         ===========        ============
NET INCOME (LOSS) PER COMMON SHARE:
     BASIC                                             $      (0.07)        $       0.57         $      1.17        $       1.62
                                                       ============         ============         ===========        ============
     DILUTED                                           $      (0.07)        $       0.54         $      1.14        $       1.56
                                                       ============         ============         ===========        ============
AVERAGE SHARES OUTSTANDING:
     BASIC                                               10,076,147           10,046,377          10,066,107           9,960,679
                                                       ============         ============         ===========        ============
     DILUTED                                             10,284,150           10,477,637          10,278,347          10,336,199
                                                       ============         ============         ===========        ============


See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (In thousands) (Unaudited)


                                                                Three Months Ended              Nine Months Ended
                                                                    September 30,                   September 30,
                                                                ---------------------         ------------------------
                                                                1999            1998             1999            1998
                                                                -----         -------         --------         -------
NET (LOSS) INCOME                                               $(736)        $ 5,685         $ 11,765         $16,144

OTHER COMPREHENSIVE INCOME, Net of tax:
   Unrealized appreciation (depreciation) in securities
        available for sale during period                          213            (409)             627             499
   Less:  Reclassification adjustment for write off of a
         foreign bank stock                                         0               0             (187)              0
                                                                -----         -------         --------         -------
                Total                                             213            (409)             440             499
                                                                -----         -------         --------         -------
COMPREHENSIVE INCOME (LOSS)                                     $(523)        $ 5,276         $ 12,205         $16,643
                                                                =====         =======         ========         =======


See accompanying notes to consolidated financial statements

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             As restated, see note 5
           (Dollars in thousands, except per share data) (Unaudited)


                                                                                               Accumulated
                                                 Common Stock                                    Other              Total
                                           -------------------------   Capital   Retained     Comprehensive      Stockholders'
                                              Shares        Amount     Surplus   Earnings          Loss              Equity
                                           --------------  ---------  ---------- ----------  -----------------  -----------------
Balance, December 31, 1998                    10,050,062       $100     $60,117    $49,511             ($486)           $109,242

Issuance of 31,085 shares of common
   stock from exercise of options                 31,085          1         287                                              288

Reduction of tax liability due to
   deductibility of stock options
   excercised                                                               118                                              118

Net change in unrealized loss on
  securities available for sale, net of                                                                                      440
  taxes                                                                                                  440

Net income for the nine months ended
  September 30, 1999                                                                11,765                                11,765
                                           --------------  ---------  ---------- ----------  -----------------  -----------------
Balance as of September 30, 1999              10,081,147       $101     $60,522    $61,276              ($46)           $121,853
                                           ==============  =========  ========== ==========  =================  =================






See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in thousands) (Unaudited)


                                                                                     For Nine Months Ended September
                                                                                ------------------------------------------
                                                                                       1999                    1998
                                                                                --------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                     $       11,765          $    16,144
       Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                                         928                   837
         Provision for credit losses                                                        17,665                 7,121
         Deferred tax (benefit) provision                                                   (4,686)                   922
         Write off of available for sale security                                              187                   587
         Gain on sale of loans                                                                (534)                     0
         Net (gain) loss  on sale of other real estate owned                                   (26)                    34
         Proceeds from the sale of bankers acceptances                                      18,373                62,334
         Increase in accrued interest receivable and other assets                          (11,779)               (6,536)
         (Decrease) increase in other liabilities                                             (673)                 4,073
                                                                                --------------------     -----------------
         Net cash provided by operating activities                                          31,220                85,516
                                                                                --------------------     -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in interest-earning deposits with other banks                                (19,959)              (68,114)
     Purchase of securities available for sale                                            (572,029)             (176,473)
     Purchase of securities held to maturity                                               (14,703)              (15,905)
     Purchase of other investment                                                                0               (15,000)
     Purchase of loan participations                                                       (55,815)               (9,826)
     Proceeds from sales and maturities of securities available for sale                   593,819               175,770
     Proceeds from paydowns of securities held to maturity                                   2,607                     0
     Proceeds from sale of loans                                                            18,186                     0
     Increase in loans-net                                                                 (37,939)             (309,211)
     Purchases of property and equipment-net                                                (1,230)                 (794)
     Proceeds from sale of other real estate owned                                              38                   122
                                                                                --------------------     -----------------
         Net cash used in investing activities                                             (87,025)             (419,431)
                                                                                --------------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase  in deposits                                                                7,218               331,282
    Proceeds from trust preferred securities offering                                        1,650                     0
    (Payment of) proceeds from other borrowing                                              (6,116)                6,116
    Net proceeds from exercise of common stock options                                         118                 2,050
                                                                                --------------------     -----------------
    Net cash provided by financing activities                                                2,870               339,448
                                                                                --------------------     -----------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (52,935)                5,533
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                       111,790                91,434
                                                                                --------------------     -----------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                       $      58,855           $    96,967
                                                                                ====================     =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the period                                                    $      54,625           $    47,537
                                                                                ====================     =================
  Income taxes paid during the period                                               $       10,845           $     7,027
                                                                                ====================     =================


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

NOTE 5: RESTATEMENT

Subsequent to the filing of the Company's quarterly report on Form 10Q for the quarter ended September 30, 1999, the Company determined that the purchase of certain securities and the sale of certain loans entered into by the Company in 1998 should have been recorded as an exchange transaction in accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and that a loss of $22,223,000 ($14,304,000 after tax) should have recorded on the exchange. The Company had previously accounted for the purchases of the securities and sales of the loans as separate unrelated transactions. The purchases were recorded at cost and the sales were recorded based on the proceeds received for the loans sold, with no gain or loss being recognized. During the second quarter of 2000 the OCC, through a temporary cease and desist order dated April 25, 2000, required the Company to re-file its regulatory reports to account for the purchase and sale transactions referred to above as related transactions and to record a loss on such transactions. The Company's Audit Committee, with the assistance of independent counsel, conducted an investigation that began in August 2000 and was completed during December 2000 into these transactions, including the consideration of certain additional information that the Company received from the OCC. After evaluating the results of the investigation, the Company concluded that the above transactions should have been accounted for as an exchange (i.e., one related transaction) rather than as separate transactions and that a loss should be recorded. As a result the Company restated its 1998 consolidated financial statements. The loss on exchange created a lower cost basis, by a like amount, for the assets purchased. The following table summarizes the items that have been restated in the September 30, 1999 consolidated financial statements as a result of the exchange in 1998:



                                                                                     AS PREVIOUSLY                 AS
                                                                                        REPORTED                RESTATED
                                                                                     --------------             --------

As of September 30, 1999:

Securities Held to Maturity (includes other investments)                                  $ 57,366                $ 47,945

Loans - Net                                                                              1,203,785               1,190,983

Other Assets                                                                                26,543                  34,432

Other Liabilities                                                                            6,884                   6,854

Retained Earnings                                                                           75,580                  61,276


As of December 31, 1998:

Securities Held to Maturity (includes other investments)                                    45,291                  35,870

Loans - Net                                                                              1,163,705               1,150,903

Other Assets                                                                                 9,005                  16,894

Other Liabilities                                                                            7,814                   7,784

Retained Earnings                                                                           63,815                  49,511

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

RESTATEMENT

Subsequent to the filing of the Company's quarterly report on Form 10Q for the quarter ended September 30, 1999, the Company determined that the purchase of certain securities and the sale of certain loans entered into by the Company in 1998 should have been recorded as an exchange transaction in accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and that a loss of $22,223,000 ($14,304,000 after tax) should have recorded on the exchange. The Company had previously accounted for the purchases of the securities and sales of the loans as separate unrelated transactions. The purchases were recorded at cost and the sales were recorded based on the proceeds received for the loans sold, with no gain or loss being recognized. During the second quarter of 2000 the OCC, through a temporary cease and desist order dated April 25, 2000, required the Company to re-file its regulatory reports (the "Call Reports") to account for the purchase and sale transactions referred to above as related transactions and to record a loss on such transactions. The Company's Audit Committee, with the assistance of independent counsel, conducted an investigation that began in August 2000 and was completed during December 2000 into these transactions, including the consideration of certain additional information that the Company received from the OCC. After evaluating the results of the investigation, the Company concluded that the above transactions should have been accounted for as an exchange (i.e., one related transaction) rather than as separate transactions and that a loss should be recorded. As a result the Company restated its 1998 consolidated financial statements. The loss on exchange created a lower cost basis, by a like amount, for the assets purchased. See Note 5 of the notes to the unaudited consolidated financial statements for a discussion of these restatements.

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

The Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 1999 presented herein have been adjusted to reflect the restatement described above.

      FINANCIAL CONDITION - SEPTEMBER 30, 1999 VS. DECEMBER 31, 1998.

      Total consolidated assets decreased $31.1 million, or 1.8 percent, during the first nine months of 1999, which included a decrease of $33.2 million in non-interest earning assets offset by an increase of $2.1 million in interest earning assets. The decrease in consolidated assets is due primarily to a decrease of $46.1 million in amounts due from customers on bankers acceptances. Loans-net increased by $40.1 million, while interest-earning deposits with other banks increased by $20.0 million. During the quarter, the Company continued to adjust its asset composition to take advantage of opportunities in the U. S. market with its rising trade deficits and the need for the countries of Latin America to export their way out of their recessionary environment. As a consequence, the Company's exposure in the U. S increased relative to the Region.

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

      Investment securities decreased to $96.4 million at September 30, 1999 from $105.6 million at December 31, 1998. The decrease has been primarily in government agency securities which are short term in nature and allow the Company the flexibility of liquidity and the ability to convert these assets into higher yielding loans as these become accessible.

LOANS

The Company's gross loan portfolio increased by $52.3 million, or 4.5 percent, during the first nine months of 1999 in relation to the year ended December 31, 1998. Commercial-domestic loans increased by $82.6 million and domestic acceptances discounted increased by $9.7 million, a combined increase of 26.7 percent. At September 30, 1999 approximately 36.1 percent of the Company's portfolio consisted of loans to domestic borrowers and 63.9 percent of the Company's portfolio consisted of loans to foreign borrowers. The Company's loan portfolio is relatively short-term, as approximately 52.1 and 69.5 percent of loans at September 30, 1999 were short-term loans with average maturities of less than 180 and less than 365 days, respectively. See "Interest Rate Sensitivity Report".

The following table sets forth the loans by type in the Company's loan portfolio at the dates indicated.

LOANS BY TYPE
(in thousands)


                                             September 30, 1999             December 31, 1998
                                           ------------------------       -----------------------
Domestic:

Commercial (1)                                $          371,599             $         289,032
Acceptances discounted                                    66,389                        56,706
Residential mortgages                                      2,165                        10,494
Installment                                                  167                           232
                                         ------------------------       -----------------------
Subtotal Domestic                                        440,320                       356,464
                                         ------------------------       -----------------------

Foreign:

Banks and other financial institutions                   299,161                       302,371
Commercial and industrial (1)                            354,388                       395,987
Acceptances discounted                                    44,379                        72,597
Government and official institutions                      80,833                        39,309
                                         ------------------------       -----------------------
Subtotal Foreign                                         778,761                       810,264
                                         ------------------------       -----------------------
Total Loans                                 $          1,219,081           $         1,166,728
                                         ========================       =======================


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

At September 30, 1999 approximately 30.5 percent in principal amount of the Company's loans were outstanding to borrowers in four countries other than the United States: Brazil (11.0 percent), Panama (8.5 percent), Argentina (5.8 percent) and Guatemala (5.2 percent).

LOANS BY COUNTRY
(Dollars in thousands)


                                    September 30, 1999                        December 31, 1998
                           ------------------------------------    --------------------------------------
                                                 Percent of                                Percent of
Country                        Amount           Total Loans             Amount            Total Loans
                           ---------------    -----------------    -----------------    -----------------

United States                $    440,320                36.1%        $     356,464                30.6%
Argentina                          71,012                 5.8%               36,276                 3.1%
Bolivia (1)                            --                   --               20,816                 1.8%
Brazil                            134,148                11.0%               54,862                 4.7%
British West Indies (1)            22,208                 1.8%                   --                  --
Colombia                           38,350                 3.1%               41,911                 3.6%
Dominican Republic                 28,043                 2.3%               29,563                 2.5%
Ecuador                            42,087                 3.5%               46,917                 4.0%
El Salvador                        30,246                 2.5%               37,196                 3.2%
Guatemala                          63,095                 5.2%              119,227                10.2%
Honduras                           40,348                 3.3%               59,564                 5.1%
Jamaica                            42,943                 3.5%               29,066                 2.5%
Mexico                             18,028                 1.5%               22,983                 2.0%
Panama                            103,364                 8.5%              118,680                10.2%
Peru                               47,413                 3.9%               49,382                 4.2%
Suriname (1)                           --                  --                21,868                 1.9%
Venezuela (1)                          --                  --                19,756                 1.7%
Other (2)                          97,476                 8.0%              102,197                 8.8%
                           ---------------    -----------------    -----------------    -----------------
Total                        $  1,219,081               100.0%       $    1,166,728               100.0%
                           ===============    =================    =================    =================


(1) These countries had loans in periods presented which did not exceed 1 percent of total assets.

(2) Other consists of loans to borrowers in countries in which loans did not exceed 1 percent of total assets.

At September 30, 1999 approximately 33.4 percent in cross-border outstandings were outstanding to borrowers in five countries other than the United States:
Brazil (11.3 percent), Argentina (7.0 percent), Panama (6.1 percent), Ecuador (4.6 percent), and Guatemala (4.4 percent).

TOTAL CROSS-BORDER OUTSTANDINGS BY COUNTRY
(Dollars in millions)


                           September 30, 1999              December 31, 1998
                        ---------------------------    ----------------------------
                                       % of Total                      % of Total
                          Amount         Assets           Amount         Assets
                        ------------   ------------    -------------   ------------
Argentina                  $    117           7.0%          $    57           3.4%
Bahamas (1)                      37           2.2%               --           0.0%
Bolivia                          13           0.8%               26           1.5%
Brazil                          187          11.3%               94           5.6%
British West Indies              15           0.9%               36           2.1%
Colombia                         45           2.7%               49           2.9%
Costa Rica (1)                   --           0.0%               16           0.9%
Dominican Republic               48           2.9%               48           2.8%
Ecuador                          77           4.6%              100           5.9%
El Salvador                      34           2.0%               52           3.1%
Guatemala                        73           4.4%              131           7.7%
Honduras                         46           2.8%               69           4.1%
Jamaica                          49           2.9%               40           2.4%
Mexico                           18           1.1%               23           1.4%
Nicaragua (1)                    --           0.0%               15           0.9%
Panama                          101           6.1%              118           7.0%
Peru                             58           3.5%               56           3.3%
Suriname                         28           1.7%               27           1.6%
United Kingdom (1)               15           0.9%               --           0.0%
Venezuela                        19           1.1%               19           1.1%
Other (2)                        50           3.0%               76           4.5%
                        ------------   ------------    -------------   ------------
Total                      $  1,030          62.0%        $   1,052          62.1%
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



(in thousands)                              Nine Months Ended September 30,                        Year Ended
                                  -----------------------------------------------------    ------------------------------
                                      1999                       1998                            December 31, 1998
                                  -------------------------- --------------------------    ------------------------------
                                                 Average                     Average                         Average
                                     Total       Monthly         Total       Monthly           Total         Monthly
                                     Volume       Volume        Volume       Volume            Volume         Volume
                                  -------------------------- --------------------------    ------------------------------
Export Letters of Credit (1)        $  176,363    $  19,596     $  306,390   $  34,043       $    397,683   $     33,140
Import Letters of Credit (1)           205,554       22,839        270,761      30,085            349,099         29,092
                                  -------------------------- --------------------------    ------------------------------
Total                               $  381,917    $  42,435    $   577,151   $  64,128       $    746,782    $    62,232
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

CONTINGENT LIABILITIES (1)

(in thousands)               September 30, 1999            December 31, 1998
                            --------------------      -----------------------
Argentina (2)                   $            --             $          1,680
Aruba (2)                                 3,525                           --
Bolivia (2)                                  --                        3,890
Brazil (2)                                3,343                           --
Costa Rica                                8,856                        2,846
Dominican Republic                       13,466                        7,015
Ecuador (2)                                  --                        3,703
El Salvador                               5,021                        1,995
Guatemala                                 8,814                       26,132
Guyana                                    3,954                        2,374
Haiti                                     4,793                        2,088
Honduras                                  2,963                        2,427
Nicaragua (2)                             2,097                            -
Panama                                    4,856                       14,538
Paraguay (2)                                 --                        1,961
Suriname                                  6,504                       11,690
Switzerland (2)                              --                        1,588
United States                            61,640                       39,415
Venezuela (2)                             2,593                            -
Other (3)                                 5,928                        5,374
                            --------------------      -----------------------
Total                         $         138,353            $         128,716
                            ====================      =======================


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

CREDIT LOSS EXPERIENCE
(in thousands)


                                                             Nine Months Ended              Year Ended
                                                            September 30, 1999          December 31, 1998
                                                          ------------------------   -------------------------
Balance of allowance for credit losses at beginning of
  period                                                         $         12,794           $          10,317
Charge-offs:
Domestic:
   Commercial                                                             (1,325)                     (3,357)
   Acceptances                                                                 --                       (100)
   Installment                                                                (5)                          --
                                                          ------------------------   -------------------------
 Total Domestic                                                           (1,330)                     (3,457)
                                                          ------------------------   -------------------------
Foreign:
   Banks and other financial institutions                                   (656)                     (3,901)
   Commerical and industrial                                              (3,337)                           -
                                                          ------------------------   -------------------------
 Total Foreign                                                            (3,993)                     (3,901)
                                                          ------------------------   -------------------------
Total charge-offs                                                         (5,323)                     (7,358)
                                                          ------------------------   -------------------------
Recoveries:
Domestic:
   Commercial                                                                   1                          12
Foreign:
  Banks and other financial institutions                                       --                         202
                                                          ------------------------   -------------------------
 Total recoveries                                                               1                         214
                                                          ------------------------   -------------------------
Net (charge-offs) recoveries                                              (5,322)                     (7,144)
Provision for credit losses                                                17,665                       9,621
                                                          ------------------------   -------------------------
Balance at end of the period                                     $         25,137            $         12,794
                                                          ========================   =========================
Average loans                                                   $       1,160,159          $        1,165,224
Total loans                                                     $       1,219,081          $        1,166,728
Net charge-offs to average loans                                            0.45%                       0.61%
Allowance to total loans                                                    2.06%                       1.10%



The following tables set forth an analysis of the allocation of the allowance for credit losses by category of loans and the allowance for credit losses allocated to foreign loans. The allowance is established to cover potential losses inherent in the portfolio as a whole or is available to cover potential losses on any of the Company's loans.

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES
(in thousands)


                                                                   As of                       As of
                                                            September 30, 1999           December 31, 1998
                                                          ------------------------     -----------------------
Allocation of the allowance by category of loans:
Domestic:
   Commercial                                                      $        4,338               $         945
   Acceptances                                                                430                         211
   Residential                                                                 14                          66
   Installment                                                                  3                           3
   Overdraft                                                                   85                         190
                                                          ------------------------     -----------------------
       Total domestic                                                       4,870                       1,415
Foreign:
   Government and official institutions                                     1,285                          --
   Banks and other financial institutions                                   4,432                       3,033
   Commercial and industrial                                               14,099                       8,010
   Acceptances discounted                                                     451                         336
                                                          ------------------------     -----------------------
      Total foreign                                                        20,267                      11,379
Total                                                             $        25,137              $       12,794
                                                          ========================     =======================
Percent of loans in each category to total loans:
Domestic:
   Commercial                                                               30.5%                       24.8%
   Acceptances                                                               5.5%                        4.9%
   Residential                                                               0.2%                        0.9%
   Installment                                                               0.0%                        0.0%
   Overdraft                                                                 0.0%                        0.0%
                                                          ------------------------     -----------------------
      Total domestic                                                        36.2%                       30.6%
Foreign:
   Banks and other financial institutions                                   24.5%                       25.9%
   Commercial and industrial                                                29.1%                       33.9%
   Acceptances discounted                                                    3.6%                        6.2%
   Government and official institutions                                      6.6%                        3.4%
                                                          ------------------------     -----------------------
      Total foreign                                                         63.8%                       69.4%
Total                                                                      100.0%                      100.0%
                                                          ========================     =======================


ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES ALLOCATED TO FOREIGN LOANS
(in thousands)


                                      September 30, 1999            December 31, 1998
                                   ------------------------      -----------------------
Balance, beginning of period            $           11,379            $           7,890
Provision for credit losses
                                                    12,881                        7,188
Net charge-offs                                    (3,993)                      (3,699)
                                   ------------------------      -----------------------
Balance, end of period                  $           20,267           $           11,379
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

NONPERFORMING LOANS
(in thousands)


                                                  September 30, 1999           December 31, 1998
                                               ------------------------     -----------------------
Domestic:
   Non accrual                                       $           2,578           $           2,189
   Past due over 90 days and accruing                                5                          69
                                               ------------------------     -----------------------
      Total domestic nonperforming loans                         2,583                       2,258
                                               ------------------------     -----------------------

Foreign
   Non accrual                                                  10,319                       6,396
   Past due over 90 days and accruing                               --                         404
                                               ------------------------     -----------------------
      Total foreign nonperforming loans                         10,319                       6,800
                                               ------------------------     -----------------------
Total nonperforming loans                            $          12,902            $          9,058
                                               ========================     =======================
Total nonperforming loans to total loans                         1.06%                       0.78%
Total nonperforming assets to total assets                       0.78%                       0.53%


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

The following table indicates the maturities and amounts of certificates of deposit and other time deposits issued in denominations of $100,000 or more as of September 30, 1999:

MATURITIES OF AND AMOUNTS OF CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS $100,000 OR MORE
(in thousands)

                                Certificates of Deposit    Other Time Deposits
                                  $100,000 or More          $100,000 or More               Total
                                 ----------------------   ----------------------    -------------------

Three months or less                 $         191,710         $         27,022         $      218,732
Over 3 through 6 months                         60,752                      932                 61,684
Over 6 through 12 months                       126,565                    5,589                132,154
Over 12 months                                  63,661                       --                 63,661
                                 ----------------------   ----------------------    -------------------
Total                                 $        442,688         $         33,543         $      476,231
                                 ======================   ======================    ===================


TRUST PREFERRED SECURITIES

The trust preferred securities increased by $1.7 million as a result of the exercise of the over allotment option by the underwriter. See Note 4 to the Consolidated Financial Statements for further details.

STOCKHOLDERS' EQUITY

The Company's stockholders' equity at September 30, 1999 was $121.9 million compared to $109.2 million at December 31, 1998. During this period stockholders' equity increased by $12.6 million primarily due to the retention of net income.

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


                                                 INTEREST RATE SENSITIVITY REPORT
                                                      (Dollars in thousands)

                                               0 to 30     31 to 90     91 to 180   181 to 365     1 to 5     Over 5
                                                Days         Days          Days         Days        Years      Years        Total
                                               ------------------------------------------------------------------------------------
Earning Assets:
   Loans                                       $ 183,405   $ 244,792   $ 207,022     $212,478   $ 294,950    $ 76,434   $1,219,081

   Federal funds sold                             38,921                                                                    38,921

   Investment securities                             998      35,305       2,946        1,200       3,100      50,790       94,339

   Interest earning deposits with
     other banks                                  63,459      36,351      48,550       71,802          --                  220,162
                                               ------------------------------------------------------------------------------------
Total                                            286,783     316,448     258,518      285,480     298,050     127,224    1,572,503
                                               ------------------------------------------------------------------------------------

Funding Sources:
   Savings and transaction deposits               96,609      28,719                                                       125,328

   Certificates of deposits of $100  thousand
     or more                                      38,949     152,761      60,752      126,565      63,661          --      442,688

   Certificates of deposits under $100 thousand   81,936     187,416     181,728      256,244      57,321          78      764,723

   Other time deposits                            20,322       6,700         932        5,589                               33,543

   Funds overnight                                 4,550                                                                     4,550

   Trust preferred securities                                                                                  12,650       12,650
                                               ------------------------------------------------------------------------------------
Total                                           $242,366   $ 375,596    $243,412    $ 388,398    $120,982    $ 12,728   $1,383,482
                                               ====================================================================================
Interest sensitivity gap                        $ 44,417  $ (59,148)    $ 15,106  $ (102,918)    $177,068   $ 114,496   $  189,021
                                               ====================================================================================
Cumulative gap                                  $ 44,417  $ (14,731)     $   375   $(102,543)    $ 74,525   $ 189,021
                                               =======================================================================
Cumulative gap as a percentage
   of total earning assets                         2.82%      -0.94%       0.02%       -6.52%       4.74%      12.02%
                                               =======================================================================


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

The majority of the Company's deposits are short-term and closely match the short-term nature of the Company's assets. See "Interest Rate Sensitivity Report." At September 30, 1999 interest-earning assets maturing within six months were $861.7 million, representing 54.8 percent of total earning assets and earning assets maturing within one year were $1.147 billion or 73.0 percent of total earning assets. The interest bearing liabilities maturing within six months were $861.4 million or 62.2 percent of total interest bearing liabilities and maturing within one year were $1.250 billion or 90.3 percent of the total at September 30, 1999.

The short-term nature of the loan portfolio and the fact that a portion of the loan portfolio consists of bankers' acceptances provides additional liquidity to the Company. Liquid assets at September 30, 1999 were $305 million, 18.3 percent of total assets, and consisted of cash and cash equivalents, due from banks-time and U. S. government agency securities that are unpledged. At September 30, 1999 the Company had been advised of $57 million in available interbank funding.

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

BANCORP CAPITAL RATIOS
(Dollars in thousands)


                                                      September 30, 1999                          December 31, 1998
                                                ------------------------------------    ------------------------------------
                                                     Amount             Ratio                Amount             Ratio
                                                ------------------------------------    ------------------------------------
Tier 1 risk-weighted
Capital:

   Actual                                           $     110,378             10.2%         $     118,964             10.9%
   Minimum                                                 43,416              4.0%                43,816              4.0%

Total risk-weighted
Capital:

   Actual                                                 124,460             11.5%               131,758             12.0%
   Minimum                                                 86,832              8.0%                87,633              8.0%

Leverage:
   Actual                                                 110,378              7.0%               118,964              7.3%
   Minimum                                                 47,578              3.0%                49,102              3.0%



BANK CAPITAL RATIOS
(Dollars in thousands)

                                                  September 30, 1999                       December 31, 1998
                                             ----------------------------------    ----------------------------------
                                                  Amount           Ratio                Amount           Ratio
                                             ----------------------------------    ----------------------------------
Tier 1 risk-weighted capital:
   Actual                                          $  103,600             9.6%           $  108,410            11.1%
   Minimum to be well capitalized                      64,950             6.0%               65,680             6.0%
   Minimum to be adequately capitalized                43,300             4.0%               43,787             4.0%

Total risk-weighted capital:
   Actual                                             117,644            10.9%              121,204            11.1%
   Minimum to be well capitalized                     108,251            10.0%              109,467            10.0%
   Minimum to be adequately capitalized                86,600             8.0%               87,574             8.0%

Leverage:
  Actual                                              103,600             6.6%              108,410             6.6%
   Minimum to be well capitalized                      79,056             5.0%               81,856             5.0%
   Minimum to be adequately capitalized                63,245             4.0%               65,485             4.0%


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

RESULTS OF OPERATIONS-NINE MONTHS

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds, and it constitutes the Company's principal source of income. Net interest income increased to $44.0 million for the nine months ended September 30, 1999 from $38.9 million for the same period in 1998, a 13.1 percent increase. The increase was due largely to an increase in average earning assets coupled with a slight increase in the net interest margin. Average earning assets increased to $1.500 billion for the nine months ended September 30, 1999 from $1.337 billion for the same period in 1998, a 12.2 percent increase. Average loans and acceptances discounted increased to $1.160 billion for the nine months ended September 30, 1999 from $1.136 billion for the same period in 1998, a 2.1 percent increase. The increase in loans was largely attributable to an increase in the U.S. component of the loan portfolio. Average interest earning deposits with other banks increased to $171.9 million for the nine months ended September 30, 1999 from $113.9 million for the same period in 1998, a 50.9 percent increase. Net interest margin increased to 3.93 percent for the nine months ended September 30, 1999 from 3.89 percent for the same period in 1998, a 4 basis point increase.

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


                                              YIELDS EARNED AND RATE PAID
----------------------------------------------------------------------------------------------------------------------------------
                                                                       FOR THE NINE MONTHS ENDED
                                                  SEPTEMBER 30, 1999                               SEPTEMBER 30, 1998
                                           ------------------------------------------    -----------------------------------------
                                              AVERAGE       REVENUE/        YIELD/           AVERAGE      REVENUE/       YIELD/
                                              BALANCE       EXPENSE          RATE            BALANCE       EXPENSE        RATE
                                           ------------------------------------------    -----------------------------------------
TOTAL EARNING ASSETS

LOANS:

    Commercial loans                           $1,038,115      $69,689         8.85%            $983,953     $66,402        8.90%
    Acceptances discounted                        110,611        7,417         8.84%             127,602       8,951        9.25%
    Overdraft                                       8,022        1,347        22.14%              12,057       1,547       16.93%
    Mortgage loans                                  3,194          160         6.61%              11,708         720        8.10%
    Installment loans                                 217           14         8.51%                 282          20        9.13%
                                           ----------------------------                  ----------------------------
TOTAL LOANS                                     1,160,159       78,627         8.94%           1,135,602      77,640        9.02%

Time deposits with banks                          171,931       11,522         8.84%             113,929       7,684        8.89%
Investments                                       138,699        6,469         6.15%              66,861       3,295        6.50%
Federal funds sold                                 29,659        1,104         4.91%              20,172         844        5.52%
                                           ----------------------------                  ----------------------------
     Total investments and time deposits
       with banks                                 340,289       19,095         7.40%             200,962      11,823        7.76%
                                                          -------------                                  ------------
Total interest earning assets                   1,500,448       97,722         8.59%           1,336,564      89,463        8.83%
                                                          -------------                                  ------------
Total non interest earning assets                 104,485                                        119,058
                                           ---------------                               ----------------
TOTAL ASSETS                                   $1,604,933                                     $1,455,622
                                           ===============                               ================
INTEREST BEARING LIABILITIES

DEPOSITS:

    NOW amd savings accounts                      $23,398          425         2.40%             $20,241         318        2.07%
    Money Market                                   44,081        1,558         4.66%              46,119       1,626        4.65%
    Presidential Money Market                      38,797        1,391         4.73%               2,440          52        2.83%
    Certificate of Deposits (including IRA)     1,126,761       45,750         5.35%             967,504      42,323        5.77%
    Time Deposits with Banks (IBF)                 91,736        3,200         4.60%             140,134       5,800        5.46%
    Other                                           6,393          234         4.83%               1,180          41        4.58%
                                           ----------------------------                  ----------------------------
TOTAL DEPOSITS                                  1,331,166       52,558         5.21%           1,177,618      50,160        5.62%
Trust Preferred Securities                         12,565          923         9.69%                   0           0        0.00%
Other Borrowings                                    1,813          104         7.56%               4,116         234        7.49%
Federal Funds Purchased                             1,876           74         5.20%               4,577         197        5.69%
                                           ----------------------------                  ----------------------------
Total interest bearing liabilities              1,347,420       53,659         5.25%           1,186,311      50,592        5.62%
                                           ----------------------------                  ----------------------------
Non interest bearing liabilities
    Demand Deposits                                75,097                                         69,545
    Other Liabilities                              63,573                                         91,284
                                           ---------------                               ----------------
Total non interest bearing liabilities            138,670                                        160,829
Stockholders equity                               118,843                                        108,482
                                           ---------------                               ----------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY     $1,604,933                                     $1,455,622
                                           ===============                               ================
NET INTEREST INCOME/NET INTEREST SPREAD                       $44,063         3.34%                         $38,872        3.20%
                                                          =============    ==========                    ============    =========
MARGIN:
INTEREST INCOME/INTEREST EARNING ASSETS                                        8.71%                                        8.95%

INTEREST EXPENSE/INTEREST EARNING ASSETS                                       4.78%                                        5.06%
                                                                           ----------                                    ---------
    NET INTEREST MARGIN                                                        3.93%                                        3.89%
                                                                           ==========                                    =========

PROVISION FOR CREDIT LOSSES

The Company's provision for credit losses increased to $17.7 million for the nine months ended September 30, 1999 from $7.1 million for the same period in 1998. Management decided to increase the provision for loan losses reflecting recent economic and political events in Ecuador coupled with conditions in Latin America. Net loan charge-offs during the first nine months of 1999 amounted to $5.3 million compared to $7.1 million for the same period in 1998. The allowance for credit losses increased from $12.8 million at December 31, 1998 to $25.1 million at September 30, 1999. The ratio of the allowance for credit losses to total loans was 2.06 percent at September 30, 1999 increasing from approximately
1.10 percent at December 31, 1998.

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

NON-INTEREST INCOME
(Dollars in thousands)


                                            For the Nine Months Ended September 30,
                                        -----------------------------------------------
                                                         1998 to 1999
                                            1999        Percent Change        1998
                                        -------------   ----------------  -------------
Trade finance fees and commissions          $  9,380              -7.5%      $  10,136
Structuring and syndication fees               2,899             122.0%          1,306
Customer service fees                            465               5.0%            443
Gain (loss) on sale of assets                    560            -354.5%          (220)
Other                                            907              72.1%           527
                                        -------------   ----------------  -------------
Total non-interest income                 $   14,211              16.6%      $  12,192
                                        =============   ================  =============


OPERATING EXPENSES

Operating expenses increased to $21.9 million for the nine months ended September 30, 1999 from $19.1 million for the same period in 1998, a 14.7 percent increase. The majority of this increase was in other expenses which increased to $9.1million for the nine months ended September 30, 1999 from $6.9 million for the same period in 1998. This increase was largely due to increased legal expenses which was the result of an increase in the number of litigation cases in the ordinary course of business during the period. In addition, during 1999 the Company purchased political risk insurance which increased the operating expenses. The Company's efficiency ratio increased slightly to 37.7 percent for the nine month period ended September 30, 1999 from 37.5 percent for the same period in 1998.

The following table sets forth details regarding the components of operating expenses for the periods indicated.

OPERATING EXPENSES
(Dollars in thousands)


                                                      For the Nine Months Ended September 30,
                                                   ---------------------------------------------
                                                                  1998 to 1999
                                                      1999       Percent Change         1998
                                                   -----------  -----------------    -----------
Employee compensation and benefits                    $ 9,769               7.6%         $9,080
Occupancy and equipment                                 3,115              -0.6%          3,133
Other operating expenses                                9,056              30.9%          6,919
                                                   -----------  -----------------    -----------
Total operating expenses                              $21,940              14.7%       $ 19,132
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

RESULTS OF OPERATIONS-THIRD QUARTER

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds, and it constitutes the Company's principal source of income. Net interest income increased to $16.3 million for the quarter ended September 30, 1999 from $13.7 million for the same period in 1998, a 19.0 percent increase. The increase was due largely to an increase in average earning assets and an increase in net interest margin. Average earning assets increased to $1.511 billion for the quarter ended September 30, 1999 from $1.455 billion for the same period in 1998, a 3.9 percent increase. Average loans and acceptances discounted decreased to $1.176 billion for the quarter ended September 30, 1999 from $1.222 billion for the same period in 1998. The increase in average interest earning assets for the quarter was primarily in time deposits with other banks which increased by
40.4 percent to $197.8 million and investments which increased by 67.6 percent to $117.3 million for the quarter. Net interest margin increased significantly to 4.29 percent for the quarter ended September 30, 1999 from 3.74 percent for the same period in 1998. The primary reason for the increase is the 48 basis point decrease in the cost of interest bearing deposits. The overall cost of funds decreased to 5.20 percent for the quarter ended September 30, 1999 from
5.65 percent for the same period in 1998.

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


                                               YIELDS EARNED AND RATE PAID
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         FOR THE QUARTER ENDED
                                                      SEPTEMBER 30, 1999                          SEPTEMBER 30, 1998
                                          ----------------------------------------    ---------------------------------------------
                                             AVERAGE        REVENUE/     YIELD/           AVERAGE        REVENUE/         YIELD/
                                             BALANCE         EXPENSE      RATE            BALANCE        EXPENSE           RATE
                                          ----------------------------------------    ---------------------------------------------
TOTAL EARNING ASSETS

LOANS:

    Commercial loans                           $1,062,951       $24,694     9.09%           $1,063,958      $23,902          8.79%
    Acceptances discounted                        105,365         2,386     8.86%              132,374        3,131          9.26%
    Overdraft                                       5,564           362    25.46%               13,535          553         15.99%
    Mortgage loans                                  2,178            44     7.91%               11,550          235          7.93%
    Installment loans                                 218             4     7.18%                  299            7          9.09%
                                          ------------------------------              ------------------------------
TOTAL LOANS                                     1,176,276        27,490     9.14%            1,221,716       27,828          8.91%

Time deposits with banks                          197,848         4,562     9.02%              140,890        3,146          8.74%
Investments                                       117,281         1,928     6.43%               70,006        1,164          6.51%
Federal funds sold                                 19,615           255     5.09%               21,970          312          5.56%
                                          ------------------------------              ------------------------------
     Total investments and time deposits
       with banks                                 334,744         6,745     7.88%              232,866        4,622          7.77%
                                                          --------------                               -------------
Total interest earning assets                   1,511,020        34,235     8.87%            1,454,582       32,450          8.73%
                                                          --------------                               -------------
Total non interest earning assets                  89,200                                      110,891
                                          ----------------                            -----------------
TOTAL ASSETS                                   $1,600,220                                   $1,565,473
                                          ================                            =================
INTEREST BEARING LIABILITIES

DEPOSITS:

    NOW amd savings accounts                      $24,661           154     2.44%              $20,262          106          2.05%
    Money Market                                   42,743           529     4.84%               48,232          611          4.95%
    Presidential Money Market                      49,969           602     4.72%                1,793           14          3.07%
    Certificate of Deposits (including IRA)     1,134,810        15,306     5.28%            1,100,236       16,099          5.73%
    Time Deposits with Banks (IBF)                 76,536           914     4.67%              117,603        1,730          5.76%
    Other                                           2,773            39     5.50%                1,461           21          5.65%
                                          ------------------------------              ------------------------------
TOTAL DEPOSITS                                  1,331,492        17,544     5.16%            1,289,587       18,581          5.64%
Trust Preferred Securities                         12,650           313     9.68%                    0            0          0.00%
Other Borrowings                                        0             0     0.00%                6,116          117          7.48%
Federal Funds Purchased                             2,391            33     5.40%                2,098           31          5.80%
                                          ------------------------------              ------------------------------
Total interest bearing liabilities              1,346,533        17,890     5.20%            1,297,801       18,729          5.65%
                                          ------------------------------              ------------------------------
Non interest bearing liabilities
    Demand Deposits                                77,370                                       69,775
    Other Liabilities                              50,650                                       83,285
                                          ----------------                            -----------------
Total non interest bearing liabilities            128,020                                      153,060
Stockholders equity                               125,667                                      114,612
                                          ----------------                            -----------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY     $1,600,220                                   $1,565,473
                                          ================                            =================
NET INTEREST INCOME/NET INTEREST SPREAD                         $16,345     3.67%                           $13,721          3.08%
                                                          ============== =========                     =============    ===========
MARGIN:

INTEREST INCOME/INTEREST EARNING ASSETS                                     8.99%                                            8.85%

INTEREST EXPENSE/INTEREST EARNING ASSETS                                    4.70%                                            5.11%
                                                                         ---------                                      -----------
    NET INTEREST MARGIN                                                     4.29%                                            3.74%
                                                                         =========                                      ===========


PROVISION FOR CREDIT LOSSES

The Company's provision for credit losses increased to $15.0 million for the quarter ended September 30, 1999 from $3.0 million in the same period in 1998. Management decided to increase the provision for credit losses in light of recent events in Ecuador and Latin America as discussed previously. Net loan charge-offs during the third quarter of 1999 amounted to $2.6 million compared to $6.3 million for the same period in 1998. The allowance for credit losses increased from $12.8 million at December 31, 1998 to $25.1 million at September 30, 1999. The ratio of the allowance for credit losses to total loans was 2.06 percent at September 30, 1999 increasing from approximately 1.10 percent at December 31, 1998.

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

NON-INTEREST INCOME
(Dollars in thousands)


                                           For the Three Months Ended September 30,
                                          ------------------------------------------------
                                                           1998 to 1999
                                              1999        Percent Change        1998
                                          --------------  ----------------  --------------
Trade finance fees and commissions             $  2,948            -16.1%        $  3,513
Structuring and syndication fees                  1,102             95.7%             563
Customer service fees                               140              6.1%             132
Gain on sale of assets                              346            100.0%              --
Other                                               286            410.7%              56
                                          --------------  ----------------  --------------
Total non-interest income                      $  4,822             13.1%        $  4,264
                                          ==============  ================  ==============

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

OPERATING EXPENSES
(Dollars in thousands)


                                                      For the Three Months Ended September 30,
                                                  -------------------------------------------------
                                                                 1998 to 1999
                                                     1999       Percent Change           1998
                                                  -----------  -----------------    ---------------
Employee compensation and benefits                   $ 3,258               7.4%          $   3,033
Occupancy and equipment                                1,118              12.1%                997
Other operating expenses                               2,934               7.5%              2,729
                                                  -----------  -----------------    ---------------
Total operating expenses                             $ 7,310               8.2%          $   6,759
                                                  ===========  =================    ===============


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    December 18, 2000                Hamilton Bancorp Inc.


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