Form 10-K/A
period 1999-12-31
HAMILTON BANCORP INC
filed 2000-12-26
CIK 894172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

(Mark One)

[X] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

         For the fiscal year ended: December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to __________________

                         Commission file number 0-20960
                                                --------

                              HAMILTON BANCORP INC.
           ----------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          FLORIDA                                        65-0149935
------------------------------                         ----------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

         3750 N.W. 87th Avenue, Miami, Florida              33178
  ----------------------------------------------------------------------------
       (Address of Principal Executive Offices)           (Zip Code)


Registrant's telephone number, including area code   (305) 717-5500
                                                   ---------------------

Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class          Name of Each Exchange on Which Registered
          -------------------          -----------------------------------------

                 None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

                 9.75% Beneficial Unsecured Securities, Series A
    (Liquidation Amount $10 per Capital Security) of Hamilton Capital Trust I
    -------------------------------------------------------------------------
                                (Title of Class)

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

                            -------------------------

                            [COVER PAGE 2 OF 2 PAGES]

                             10-K/A for 12/31/99

                                 Cover to Come.

ITEMS 1 AND 6 OF PART I AND ITEMS 7, 7A AND 8 OF PART II OF THE REGISTRANT'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999 ARE HEREBY AMENDED TO READ AS
FOLLOWS:

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

 .        Structuring and Syndication Fees. The Company also offers structured credit facilities to match medium-term financing needs with medium term assets; to syndicated transactions to maximize the Bank's capabilities within the international banking markets; to provide alternatives to lease transactions as well as portfolio and/or capital equipment financing; and to assist in a consolidation and/or buy-out environment. These services generate fee income. During 1999, approximately 32% was related to domestic transactions and 68% was international transactions.

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

         As a national bank, Hamilton Bank may be able to engage in certain activities approved by the OCC which the Federal Reserve would not necessarily approve for Hamilton Bancorp or its non-national bank "operating subsidiaries." The OCC has been particularly aggressive in recent years in allowing national banks to undertake an ever-increasing range of securities and insurance activities through their operating subsidiaries. Along these lines, national banks, among other things, are permitted on a case-by-case basis to operate subsidiaries that may engage in activities some of which are not permissible for the bank itself. Although the applicable OCC regulations do not authorize any new activities per se, national banks have used them to expand further into the businesses of insurance and securities underwriting.

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

         As part of its examination process, the OCC has directed Hamilton Bank, among other things, to take substantial transfer risk reserves related to Hamilton Bank's exposure in Ecuador. While Hamilton Bank has taken the actions directed by the OCC, it disagrees with the OCC's interpretations of the regulatory accounting rules and is appealing such directions within the OCC. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Interest Earning Deposits with Other Banks and Securities." In this connection, the OCC has initiated formal administrative action under Section 8 of the Federal Deposit Insurance Act which Hamilton Bank has not agree to and which Hamilton Bank is appealing and disputing in appropriate administrative actions within the OCC. As a result of these proceedings and directions, however, Hamilton Bank may not accept new, or renew, "brokered deposits" without the prior approval of the Federal Deposit Insurance Corporation or appoint new directors or senior officers without the prior approval of the OCC. Hamilton Bank does not anticipate that either of such restrictions will have any material adverse effect on its business or operations. The transfer risk reserves taken by Hamilton Bank at the direction of the OCC are for regulatory accounting purposes only, and do not materially adversely affect its financial statements included in this Form 10-K/A and prepared in accordance with Generally Accepted Accounting Principles ("GAAP"). Hamilton Bank is satisfied that the reserves it took in the third quarter of 1999 relating to its Ecuador and other Latin American exposures are adequate and in accordance with GAAP.

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

         In accordance with the above regulatory restrictions, Hamilton Bank currently has the ability to pay cash dividends, and on December 31, 1999 an aggregate of $33.8 million was available for the payment of dividends to Hamilton Bancorp without prior regulatory approval.

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

                                                                                         Year Ended December 31,
                                                                           ---------------------------------------------------
                                                                               1999         1998 as restated(1)       1997
                                                                           ------------     -------------------   ------------
INCOME STATEMENT DATA:
Net interest income                                                        $     60,357      $       53,981       $     38,962
Provision for credit losses                                                      20,300               9,621              6,980
                                                                           ------------      --------------       ------------


Net interest income after provision for credit losses                            40,057              44,360             31,982

Trade finance fees and commissions                                               12,035              13,101             12,768
Structuring and syndication fees                                                  6,266               3,352              2,535
Customer services fees                                                            1,528               1,149                934
Net gain (loss) on sale of assets                                                   562                (220)               108
Other income                                                                        299                 171                 97
                                                                           ------------      --------------       ------------

Other non-interest income                                                        20,690              17,553             16,442
                                                                           ------------      --------------       ------------
Operating expenses                                                               32,104              50,286             23,423
                                                                           ------------      --------------       ------------

Income before provision for income taxes                                         28,643              11,627             25,001
Provision for income taxes                                                       10,283               4,132              9,098
                                                                           ------------      --------------       ------------

Net income                                                                 $     18,360      $        7,495       $     15,903
                                                                           ============      ==============       ============
PER COMMON SHARE DATA:
Net income per common share (2)                                            $       1.79      $         0.72       $       1.73
Book value per common share                                                $      13.28      $        10.87       $      10.00
Average weighted shares (2)                                                  10,275,223          10,390,884          9,173,680
AVERAGE BALANCE SHEET DATA(3):
Total assets                                                                  1,631,555      $    1,506,918       $  1,007,846
Total loans                                                                   1,181,865           1,165,225            737,921
Total deposits                                                                1,435,272           1,301,444            842,117
Stockholder's equity                                                            120,853             107,915             79,311
PERFORMANCE RATIOS(3):
Net interest spread                                                                3.41%               3.31%              3.56%
Net interest margin                                                                3.95%               3.90%              4.31%
Return on average equity                                                          15.19%               6.95%             20.05%
Return on average assets                                                           1.13%               0.50%              1.58%
Efficiency ratio (4)                                                              39.61%              39.23%             42.28%
ASSET QUALITY RATIOS:
Allowance for credit losses as a percentage of total loans                         1.92%               1.10%              1.07%
Non-performing assets as a percentage of total loans                               1.49%               0.78%              0.65%
Allowance for credit losses as a percentage of non-performing assets             115.27%             141.20%            166.03%
Net loan charge-offs as a percentage of average outstanding loans                  1.00%               0.61%              0.32%
CAPITAL RATIOS:
Leverage capital ratio                                                             7.30%               7.27%              7.88%
Tier 1 capital                                                                    10.90%              10.86%             12.43%
Total capital                                                                     12.00%              12.03%             13.78%
Average equity to average assets                                                   7.41%               7.16%              7.87%

                                                                               Year Ended December 31,
                                                                           ------------------------------
                                                                              1996               1995
                                                                           ------------      ------------

INCOME STATEMENT DATA:
Net interest income                                                        $     27,250      $     23,885
Provision for credit losses                                                       3,040             2,450
                                                                           ------------      ------------
Net interest income after provision for credit losses                            24,210            21,435

Trade finance fees and commissions                                                9,325             9,035
Structuring and syndication fees                                                    138               419
Customer services fees                                                            1,379               995
Net gain (loss) on sale of assets                                                    --                 3
Other income                                                                        143               237
                                                                           ------------      ------------
Other non-interest income                                                        10,985            10,689
                                                                           ------------      ------------
Operating expenses                                                               19,630            18,949
                                                                           ------------      ------------
Income before provision for income taxes                                         15,565            13,175
Provision for income taxes                                                        5,855             5,172
                                                                           ------------      ------------
Net income                                                                 $      9,710      $      8,003
                                                                           ============      ============
PER COMMON SHARE DATA:
Net income per common share (1)                                            $       1.79      $       1.47
Book value per common share                                                $       8.07      $       6.41
Average weighted shares (1)                                                   5,430,030         5,430,030
AVERAGE BALANCE SHEET DATA:
Total assets                                                               $    687,990      $    534,726
Total loans                                                                     485,758           370,568
Total deposits                                                                  574,388           444,332
Stockholder's equity                                                             39,969            32,358
PERFORMANCE RATIOS:
Net interest spread                                                                3.89%             4.20%
Net interest margin                                                                4.56%             4.94%
Return on average equity                                                          24.29%            24.73%
Return on average assets                                                           1.41%             1.50%
Efficiency ratio (2)                                                              51.31%            54.68%
ASSET QUALITY RATIOS:
Allowance for credit losses as a percentage of total loans                         1.07%             1.05%
Non-performing assets as a percentage of total loans                               0.91%             1.07%
Allowance for credit losses as a percentage of non-performing assets             117.97%            98.56%
Net loan charge-offs as a percentage of average outstanding loans                  0.36%             0.58%
CAPITAL RATIOS:
Leverage capital ratio                                                             5.80%             5.68%
Tier 1 capital                                                                    10.20%             9.98%
Total capital                                                                     11.50%            10.92%
Average equity to average assets                                                   5.81%             6.05%

(1) See Note 16 to the consolidated financial statements.

(2) Represents diluted earnings per share and average weighted shares outstanding, respectively.

(3) The 1999 average balance sheet data and performance ratios are as restated(1).

(4) Amount reflects operating expenses as a percentage of net interest income plus non-interest income.

                                    PART II

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

RESTATEMENT

Subsequent to the filing of the Company's 1999 Annual Report on Form 10-K, the Company determined that the purchases of certain securities and the sales of certain loans entered into by the Company in 1998 should have been recorded as an exchange transaction in accordance with SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES and that a loss of $22,223,000 ($14,304,000 after tax) should have been recorded on the exchange. The Company had previously accounted for the purchases of the securities and sales of the loans as separate unrelated transactions. The purchases were recorded at cost and the sales were recorded based on the proceeds received for the loans sold, with no gain or loss being recognized. During the second quarter of 2000 the OCC, through a temporary cease and desist order dated April 25, 2000, required the Company to re-file its regulatory reports (the "Call Reports") to account for the purchase and sale transactions referred to above as related transactions and to record a loss on such transactions. The Company's Audit Committee, with the assistance of independent counsel, conducted an investigation that began in August 2000 and was completed during December 2000 into these transactions, including the consideration of certain additional information that the Company received from the OCC. After evaluating the results of the investigation, the Company concluded that the above tranactions should have been accounted for as an exchange (i.e., one related transaction) rather than as separate transactions and that a loss should be recorded. As a result, the 1999 and 1998 consolidated financial statements have been restated from amounts previously reported to appropriately account for
(1) the purchases of securities and sales of loans referred to above as an exchange, and recognize a loss on the exchange in 1998, (2) the initial recording of the securities acquired at fair value which became their cost basis, (3) the changes in unrealized gains and losses in 1999 relating to the securities acquired in the exchange transaction, and (4) the related income tax effects. All of the securities acquired in the transaction, some of which are classified as loans at December 31, 1998, were subsequently designated as available for sale securities during the fourth quarter of 1999 and marked to market. As a result, the restatement does not affect total stockholders' equity at December 31, 1999. See Note 16 of the notes to the consolidated financial statements for a discussion of these restatements.

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

The Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 1999 and 1998 presented herein have been adjusted to reflect the restatement described above.


KEY PERFORMANCE HIGHLIGHTS FOR 1999

The Company's strong asset growth of approximately 28 percent from December 31, 1997 to December 31, 1999 was primarily the result of the Company's ability to deploy the increase in capital from the Company's initial public offering. The increased capital allowed the Bank to almost double its legal lending limit and take advantage of trade financing activities throughout Latin America, as well as Florida. The increase in loans was targeted toward the same historical markets and utilized the same products as in previous years.

The deposit growth during the period from December 31, 1997 to December 31, 1999 came primarily from three sources, the Company's branch network, deposits from financial institutions, brokered deposits and deposits from the State of Florida. The Company also expanded its branch network in 1998 and 1999 with the addition of branches in Puerto Rico and Weston, Florida, respectively.

Foreign debt securities increased by approximately $151 million from $19.9 million at December 31, 1998 to $171.1 million at December 31, 1999. This increase was the result of the transfer of bearer securities which had originally been underwritten and classified as loans and accounted for as held to maturity securities under (SFAS) No. 115. On December 31, 1999, management changed its original intent and reclassified these securities as available for sale. As of December 31, 1999, all these assets were performing assets with 50 percent maturing within one year, 18 percent maturing within one to five years and 32 percent maturing in over five years.

During 1999, several events occurred in Ecuador, which culminated with the Bank increasing the level of its allowance for credit losses during the third quarter. These events included but were not limited to the following: a) Certain banks were intervened by the Ecuadorian banking authorities early in the year, b) Passage of a decree in March 1999 freezing deposits in the banking system, however, trade obligations continued to be paid and convertibility was guaranteed by the government. In addition, the "Agencia Garantia de Deposito"
(AGD) guaranteed all deposits and trade obligations of the banks in Ecuador, which is a government agency similar to the FDIC in the United States. c) In March 1999, the Bank internally downgraded Ecuador to "C", d) In April 1999, a process of auditing all the banks in Ecuador begins by recognized international accounting firms, e) In July 1999, the Bank internally downgraded Ecuador to "D" and the audit of the banks in Ecuador by the internationally recognized accounting firms are concluded, f) In August 1999, the results of these audits conducted by these accounting firms is released resulting in one bank closure, four banks given a period of time to recapitalize and the remaining banks passing the rigorous audits and qualified as viable, g) In September 1999, Ecuador defaults on its Brady debt after a 30 day grace period.

These events contributed to the Bank provisioning $15 million for credit losses during the third quarter of 1999 and $20 million for the entire year. This increase in the allowance for credit losses was taken after carefully reviewing the Bank's loan exposure with a particular emphasis on Ecuador and the third quarter downgrading of the country. This also triggered the downgrade of several loans.

RESULTS OF OPERATIONS
1999 COMPARED TO 1998

NET INTEREST INCOME

An analysis of the Company's net interest income and average balance sheet for the last five years is presented in TABLE ONE and TABLE TWO. Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds, and it constitutes the Company's principal source of income. Net interest income increased to $60.4 million for the year ended December 31, 1999 from $54.0 million for the same period in 1998, a 11.9 percent increase. The increase was due largely to the growth in average earning assets coupled with an increase in the net interest margin. Average earning assets increased to $1,528.5 million for the year ended December 31, 1999 from $1,383.3 million for the same period in 1998, a 10 percent increase, while yields earned on average assets decreased by 18 basis points compared to the same period. Average loans and acceptances discounted increased to $1,181.9 million for the year ended December 31, 1999 from $1,165.2 million for the same period in 1998, a 1 percent increase, while average interest-earning deposits due from other banks increased to $175.9 million for the year ended December 31, 1999 from $122.3 million for the same period in 1998, a 44 percent increase. Net interest margin increased to 3.95 percent for the year ended December 31, 1999 from 3.89 percent for the same period in the prior year, representing the first time in seven years that the net interest margin has not decreased.

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

An analysis of the Company's yields earned and average loan balances segregating domestic and foreign earning assets is presented in TABLE THREE. The yields earned on foreign loans increased 40 basis points to 9.3 percent while yields earned on domestic loans have decreased by 160 basis points to 8.5 percent from 10.1 percent.

PROVISION FOR CREDIT LOSSES

The Company's provision for credit losses increased to $20.3 million for the year ended December 31, 1999 from $9.6 million for the same period in 1998. This increase was due largely to the following factors: a) loan charge-offs against the allowance for loan losses of $11.7 million during 1999, b) the downgrading of a significant amount of the Bank's loans to borrowers in Ecuador resulted in an approximate $8 million increase to the allowance for credit losses, c) changes to the Bank's internal watch list or criticized loan list, as well as the underlying security on these loans, and d) an increase of $7.5 million to $16.5 million in nonaccrual loans as of December 31, 1999 resulted in allocated reserves of $6.2 million. As a result of these factors, the Bank reserved $20.3 million during 1999. Together with the relatively flat loan growth, the ratio of the allowance for credit losses to total loans increased from 1.10% to 1.92% for the periods ended December 31, 1998 and 1999, respectively. The Bank continued to utilize various methodologies in calculating its allowance for credit losses, as in previous years. These methodologies are affected by charge-offs, loan growth, changes in loan portfolio composition and the level of criticized assets. Changes in cross border outstandings affected the allowance for credit losses to the extent of the amount of loans included in the cross border outstandings.

A more detailed review of the provision for credit losses is presented in TABLE SEVENTEEN through TABLE NINETEEN.

NON-INTEREST INCOME

Non-interest income increased to $20.7 million for the year ended December 31, 1999 from $17.6 million for the same period in 1998, an 18 percent increase. Trade finance fees and commissions decreased by $1.1 million due largely to lower letter of credit volume which is related to slow economic conditions in the Region. Structuring and syndication fees increased by $2.9 million as a result of various structuring and syndication transactions completed during the year; increasing these fees to $6.3 million from $3.4 million for the years ended December 31, 1999 and 1998, respectively. Customer service fees increased by $379 thousand due largely to Harmoney(R) related fees charged during the period. Harmoney(R) is the Bank's remote banking system which allows customers to access trade finance services and cash management through the internet. The changes in non-interest income from year to year are analyzed in TABLE SIX.

TABLE TWO.  YIELDS EARNED AND RATES PAID
(Dollars in thousands)


                                                                            For The Years Ended
                                            ---------------------------------------------------------------------------------
                                                        December 31, 1999                       December 31, 1998
                                            ---------------------------------------    --------------------------------------
                                                                            Average                                   Average
                                              Average                       Yield/     Average                        Yield/
                                              Balance       Interest         Rate      Balance        Interest         Rate
                                            ----------      --------       -------    ----------      --------       -------
Total interest earning assets Loans:
    Commercial loans                        $1,061,056      $ 95,742          9.02%   $1,010,332      $ 91,465          9.05%
    Acceptances discounted                     110,505        10,016          9.06%      131,158        12,165          9.27%
    Overdraft                                    7,372         1,659         22.50%       12,212         2,306         18.89%
    Mortgage loans                               2,932           203          6.92%       11,523           949          8.24%
                                            ----------      --------        ------    ----------      --------        ------

Total Loans                                  1,181,865       107,620          9.11%    1,165,225       106,885          9.17%

Time deposits with banks                       175,925        15,940          9.06%      122,278        10,989          8.99%
Investments                                    139,383         8,787          6.30%       68,541         4,903          7.15%
Federal funds sold                              31,370         1,647          5.25%       27,307         1,484          5.43%
                                            ----------      --------        ------    ----------      --------        ------
Total investments and interest earning
        deposits with banks                    346,678        26,374          7.61%      218,126        17,376          7.97%
Total interest earning assets                1,528,543       133,994          8.77%    1,383,351       124,261          8.98%
                                                            --------        ------                    --------        ------
Total non interest earning assets              103,012                                   123,567
                                            ----------                                ----------
Total assets                                $1,631,555                                $1,506,918
                                            ==========                                ==========
Interest bearing liabilities

Deposits:
    NOW and Savings accounts                    23,255           566          2.43%       20,218           424          2.10%
    Money market                                43,850         2,116          4.83%       46,342         2,177          4.70%
    Presidential money market                   44,749         2,159          4.82%        3,284           121          3.68%
    Certificate of deposits (including IRA)  1,154,974        63,090          5.46%    1,033,030        59,730          5.78%
    Time deposits from banks (IBF)              85,746         3,858          4.50%      128,853         7,266          5.64%
     Other                                       5,761           435          7.55%           18             1          2.96%
                                            ----------      --------        ------    ----------      --------        ------

Total deposits                               1,358,335        72,224          5.32%    1,231,745        69,719          5.66%

Trust preferred securities                      12,650         1,232          9.74%
Federal funds purchased                          1,461            78          5.34%        3,423           197          5.77%
Other borrowings                                 1,356           103          7.60%        4,743           364          8.65%
                                            ----------      --------        ------    ----------      --------        ------

Total interest bearing liabilities           1,373,802        73,637          5.36%    1,239,911        70,280          5.67%
                                            ----------      --------                  ----------      --------        ------

Non interest bearing liabilities
    Demand deposits                             76,937                                    69,699
    Other liabilities                           59,963                                    89,393
                                            ----------                                ----------
Total non interest bearing liabilities         136,900                                   159,092
Stockholders' equity                           120,853                                   107,915
                                            ----------                                ----------

Total liabilities and stockholder's equity  $1,631,555                                $1,506,918
                                            ==========                                ==========

Net interest income/net interest spread                     $ 60,357          3.41%                   $ 53,981          3.31%
                                                            ========        ======                    ========        ======
Margin:
Interest income/interest earning assets                                       8.77%                                     8.98%
Interest expense/interest earning assets                                      4.82%                                     5.08%
                                                                            ------                                    ------
    Net interest margin                                                       3.95%                                     3.90%
                                                                            ======                                    ======


                                                                        For The Years Ended
                                                       ---------------------------------------------------
                                                                        December 31, 1997
                                                       ----------------------------------------------------
                                                                                                   Average
                                                         Average                                    Yield/
                                                         Balance              Interest               Rate
                                                       ----------            ---------             -------
Total interest earning assets Loans:
    Commercial loans                                   $  612,069            $  57,288               9.36%
    Acceptances discounted                                107,818               10,733               9.95%
    Overdraft                                               6,890                1,307              18.96%
    Mortgage loans                                         11,144                  934               8.38%
                                                       ----------            ---------              -----

Total Loans                                               737,921               70,262               9.52%

Time deposits with banks                                  102,360                8,909               8.70%
Investments                                                44,978                2,980               6.63%
Federal funds sold                                         18,186                1,008               5.54%
                                                       ----------            ---------              -----
Total investments and interest earning
        deposits with banks                               165,524               12,897               7.79%
Total interest earning assets                             903,445               83,159               9.20%
                                                                             ---------              -----
Total non interest earning assets                         104,401
                                                       ----------
Total assets                                           $1,007,846
                                                       ==========
Interest bearing liabilities

Deposits:
    NOW and Savings accounts                               20,101                  439               2.18%
    Money market                                           43,752                2,060               4.71%
    Presidential money market                               3,385                   97               2.87%
    Certificate of deposits (including IRA)               582,933               34,463               5.91%
    Time deposits from banks (IBF)                        127,964                6,853               5.36%
     Other                                                     61                    2               2.92%
                                                       ----------            ---------              -----
Total deposits                                            778,196               43,913               5.64%

Trust preferred securities
Federal funds purchased                                     4,975                  284               5.70%
Other borrowings                                                0                    0               0.00%
                                                       ----------            ---------              -----

Total interest bearing liabilities                        783,171               44,197               5.64%
                                                       ----------            ---------              -----

Non interest bearing liabilities
    Demand deposits                                        63,921
    Other liabilities                                      81,443
                                                       ----------
Total non interest bearing liabilities                    145,364
Stockholders' equity                                       79,311
                                                       ----------

Total liabilities and stockholder's equity             $1,007,846
                                                       ==========
Net interest income/net interest spread                                      $  38,962               3.56%
                                                                             =========              =====
Margin:
Interest income/interest earning assets                                                              9.20%
Interest expense/interest earning assets                                                             4.89%
                                                                                                    -----
    Net interest margin                                                                              4.31%
                                                                                                    =====


At December 31, 1999, 1998 and 1997, the average balance of loans that are currently non-performing and not accuring was $16.6 million, $8.6 million, and $6.0 million, respectively. The interest column does not include an amount for these loans since they were in non-accural status.

TABLE THREE.  YIELDS EARNED - DOMESTIC AND FOREIGN EARNING ASSETS
(Dollars in thousands)


                                                                               For The Years Ended
                                        -------------------------------------------------------------------------------------------
                                                        December 31, 1999                             December 31, 1998
                                        -----------------------------------------------  ------------------------------------------
                                                                   Average  % of Total                         Average   % of Total
                                          Average                   Yield/    Average     Average               Yield/     Average
                                          Balance      Interest      Rate     Assets      Balance    Interest    Rate       Assets
                                        ----------     --------    -------   ----------  ----------   -------   -------  ----------

Total interest earning assets Loans:
     Domestic                           $   350,000     $ 29,918      8.5%    21.5%     $  249,027   $ 25,155     10.1%     16.5%
     Foreign                                831,865       77,702      9.3%    50.9%        916,198     81,730      8.9%     60.8%
                                        -----------     --------    -----   ------      ----------   --------    -----     -----
  Total Loans                             1,181,865      107,620      9.1%    72.4%      1,165,225    106,885      9.2%     77.3%

Investment and time deposits with banks
     Domestic                               140,890        7,924      5.6%     8.5%         71,751      3,924      5.5%      4.8%
     Foreign                                205,788       18,450      9.0%    12.6%        146,375     13,452      9.2%      9.7%
                                        -----------     --------    -----   ------      ----------   --------    -----     -----
Total investments and interest earning
  with banks                                346,678       26,374      7.6%    21.2%        218,126     17,376      8.0%     14.5%

Total interest earning assets             1,528,543     $133,994      8.8%    93.7%      1,383,351   $124,261      9.0%     91.8%
                                                        ========    =====                            ========     ====

 Total non interest earning assets          103,012                            6.3%        123,567                           8.2%
                                        -----------                         ------     -----------                        ------
 Total Assets                           $ 1,631,555                          100.0%    $ 1,506,918                         100.0%
                                        ===========                         ======     ===========                          ======


                                                                              For The Years Ended
                                                   --------------------------------------------------------------------------
                                                                                December 31, 1997
                                                   --------------------------------------------------------------------------
                                                                                               % of Total
                                                     Average                                      Yield/             Average
                                                     Balance                 Interest              Rate               Assets
                                                   -----------              ---------          ----------            ---------
Total interest earning assets Loans:
     Domestic                                      $   175,209              $ 18,240               10.4%               17.4%
     Foreign                                           562,712                52,022                9.2%               55.8%
                                                   -----------              --------              -----              ------
  Total Loans                                          737,921                70,262                9.5%               73.2%

Investment and time deposits with banks
     Domestic                                           45,786                 2,487                5.4%                4.5%
     Foreign                                           119,738                10,410                8.7%               11.9%
                                                   -----------              --------              -----              ------
Total investments and interest earning
  with banks                                           165,524                12,897                7.8%               16.4%

Total interest earning assets                          903,445              $ 83,159                9.2%               89.6%
                                                                            ========              =====

 Total non interest earning assets                     104,401                                                         10.4%
                                                   -----------                                                       ------
 Total Assets                                      $ 1,007,846                                                        100.0%
                                                   ===========                                                       ======



TABLE FOUR.  RATE VOLUME ANALYSIS
(Dollars in thousands)


                                               Year Ended December 31, 1999                Year Ended December 31, 1998
                                                  Compared to Year Ended                       Compared to Year Ended
                                                     December 31, 1998                             December 31, 1997
                                         --------------------------------------        ----------------------------------------
                                                     Changes Due To:                               Changes Due To:
                                          Volume           Rate          Total          Volume           Rate           Total
                                         --------        -------        -------        --------        --------        --------
Increase (decrease) in net interest
income due to:
Loans:
  Commercial loans                       $  4,592        $  (315)       $ 4,277        $ 37,276        $ (3,099)       $ 34,177
  Acceptances discounted                   (1,915)          (233)        (2,148)          2,323            (891)          1,432
  Overdrafts                                 (914)           267           (647)          1,009             (10)            999
  Mortgage loans                             (708)           (38)          (746)             32             (17)             15
Investments:
  Time deposits with other banks            4,821            129          4,950           1,734             346           2,080
  Investment securities                     5,067         (1,182)         3,885           1,561             362           1,923
  Federal funds sold                          221            (59)           162             505             (29)            476
                                         --------        -------        -------        --------        --------        --------

Total earning assets                       11,164         (1,431)         9,733          44,440          (3,338)         41,102
                                         --------        -------        -------        --------        --------        --------

Deposits:
  NOW and savings                              64             78            142               9             (24)            (15)
  Money market                               (117)            56            (61)            122              (5)            117
  Presidential money market                 1,528            510          2,038              (3)             27              24
  Certificates of deposits                  7,051         (3,691)         3,360          13,028          12,240          25,268
  Time deposits with banks (IBF)           (2,431)          (977)        (3,408)             48             365             413
  Other                                       319            115            434              (1)             --              (1)
  Trust preferred securities                1,232             --          1,232              --              --              --
  Federal funds purchased                    (113)            (6)          (119)            (88)              2             (86)
  Other borrowings                           (260)            (1)          (261)            364              --             364
                                         --------        -------        -------        --------        --------        --------

Total interest-bearing liabilities          7,273         (3,916)         3,357          13,479          12,605          26,084
                                         --------        -------        -------        --------        --------        --------

Change in net interest income            $  3,891        $ 2,485        $ 6,376        $ 30,961        $(15,943)       $ 15,018
                                         ========        =======        =======        ========        ========        ========

TABLE FIVE.  RATE VOLUME ANALYSIS - DOMESTIC AND FOREIGN
(Dollars in thousands)

                                                     Year Ended December 31, 1999                  Year Ended December 31, 1998
                                                        Compared to Year Ended                        Compared to Year Ended
                                                           December 31, 1998                              December 31, 1997
                                                --------------------------------------        -------------------------------------
                                                           Changes Due To:                                Changes Due To:
                                                 Volume          Rate           Total         Volume         Rate          Total
                                                --------        -------        -------        -------       -------        -------
Increase (decrease) in net interest income
due to:
Loans:
  Domestic                                      $ 10,200        $(5,437)       $ 4,763        $ 7,685       $  (770)       $ 6,915
  Foreign                                         (7,523)         3,495         (4,028)        32,679        (2,971)        29,708
Investments and time deposits with banks:
  Domestic                                         3,781            219          4,000          1,410            27          1,437
  Foreign                                          5,460           (463)         4,997          2,316           726          3,042
                                                --------        -------        -------        -------       -------        -------

Total earning assets                            $ 11,918        $(2,186)       $ 9,732        $44,090       $(2,988)       $41,102
                                                ========        =======        =======        =======       =======        =======


TABLE SIX.  NON-INTEREST INCOME
(Dollars in thousands)



                                                                   For the Year Ended December 31,
                                              1999         % Change           1998          % Change           1997
                                            -------        --------         --------        --------         -------
Trade finance fees and commissions          $12,035          -8.1%          $ 13,101            2.6%          $12,768
Structuring and syndication fees              6,266          86.9%             3,352           32.2%            2,535
Customer service fees                         1,528          33.0%             1,149           23.0%              934
Gain (loss) on sale of assets                   562        -355.5%              (220)        -303.7%              108
Other                                           299          74.9%               171           76.3%               97
                                            -------        ------           --------         ------           -------

Total non-interest income                   $20,690          17.9%          $ 17,553            6.8%          $16,442
                                            -------        ------           --------         ------           -------



OPERATING EXPENSES

Operating expenses increased to $32.1 million for the year ended December 31, 1999 from $50.3 million for the same period in 1998, a 36 percent decrease. A discussion of the significant components of noninterest expense in 1999 compared to 1998 is as follows: A decrease of $22.6 million in loss on exchange and write down of assets from December 31, 1998 compared to December 31, 1999. Employee compensation and benefits remained at $14.5 million for the year ended December 31, 1999 and 1998. Occupancy expenses remained stable at $4.2 million for the years ended December 31, 1999 and 1998. Legal expense increased as a result of various litigation actions commenced by or against the Company in 1998 which continued in 1999. The Company's efficiency ratio, without considering the effect of the loss on exchange and write down in 1998. The changes in operating expenses from year to year are analyzed in TABLE SEVEN.

The Company's income tax expense was $10.3 million and $4.1 million for 1999 and 1998, respectively. The effective tax rate was 36 percent of pretax income for both years. NOTE SIX of the consolidated financial statements includes an analysis of the components of the provision for income taxes.

TABLE SEVEN.  OPERATING EXPENSES
Dollars in thousands)



                                                                 For the Year Ended December 31,
                                                -----------------------------------------------------------
                                                           1998 to 1999               1997 to 1998
                                                 1999         % change       1998        % change        1997
                                                -------       --------     -------       --------       -------
Employee Compensation and Benefits              $14,556           0.2%     $14,527          10.4%       $13,162
Occupancy and Equipment                           4,273           1.0%       4,229          30.1%         3,251
Other Operating Expenses                          9,648          35.5%       7,119           6.0%         6,715
Loss on Exchange and Write Down of Assets            --        -100.0%      22,810       12097.9%           187
Legal Expense                                     3,627         126.5%       1,601        1382.4%           108
                                                -------       -------      -------       -------        -------

Total Operating Expenses                        $32,104         -36.2%     $50,286         114.7%       $23,423
                                                =======       =======      =======       =======        =======

YEAR 2000

Since June 1997 the Company assessed and prepared its computer systems and applications to be functional on January 1, 2000. Due to these efforts, the Company did not experience any material system errors or failures as a result of Year 2000 issues. Concurrently, the Company upgraded its computer systems during 1999 to accommodate the growth of the past two years. These new systems were Year 2000 compliant. Consequently, the total costs relating exclusively to Year 2000 compliance were approximately $100,000, which was funded from normal operations.

1998 COMPARED TO 1997

NET INTEREST INCOME

An analysis of the Company's net interest income and average balance sheet for the last five years is presented in TABLE ONE and TABLE TWO. Net interest income increased to $54.0 million for the year ended December 31, 1998 from $39.0 million for the same period in 1997, a 39 percent increase. The increase was due largely to the growth in average earning assets offset, to some extent, by a decrease in net interest margin. Average earning assets increased to $1,383.3 million for the year ended December 31, 1998 from $903.4 million for the same period in 1997, a 53 percent increase while yields earned on average assets decreased by 22 basis points compared to the same period. Average loans and acceptances discounted increased to $1,165.2 million for the year ended December 31, 1998 from $737.9 million for the same period in 1997, a 58 percent increase, while average interest-earning deposits due from other banks increased to $122.3 million for the year ended December 31, 1998 from $102.4 million for the same period in 1997, a 19 percent increase. Net interest margin decreased to 3.90 percent for the year ended December 31, 1998 from 4.31 percent for the same period in 1997, a 41 basis point decrease. The primary reasons for this decrease were (i) loan yields relative to reference rates decreased in certain countries in the Region and (ii) transactions with larger customers and transactions with multi-national customers, which command more competitive pricing.

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

NON-INTEREST INCOME

Non-interest income increased to approximately $17.6 million for the year ended December 31, 1998 from $16.4 million for the same period in 1997, a 7 percent increase. Trade finance fees and commissions increased by $333 thousand due largely to lending facility fees which increased by $185 thousand during 1998 compared to 1997 as a result of the growth in loans. Structuring and syndication fees increased by $817 thousand as a result of various structuring and syndication transactions completed during the year increasing these fees to $3.4 million from $2.5 million for the years ended December 31, 1998 and 1997 respectively. Customer service fees increased by $215 thousand. The changes in non-interest income from year to year are analyzed in TABLE SIX.

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

The Company's income tax expense for 1998 was $4.1 million, for an effective tax rate of 35.5 percent of pretax income. Income tax expense for 1997 was $9.1 million for an effective rate of 36.4 percent of pretax income. The decrease in the effective tax rate is the result of a state income tax refund for prior year filings. The decrease of income tax expense was the result of the 54 percent decrease in pretax income. As the Company increases its foreign loans and investments in relation to total assets these activities are not taxable in the State of Florida, thus reducing the overall effective tax rate. NOTE SIX of the consolidated financial statements includes an analysis of the components of the provision for income taxes.

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

Total consolidated assets increased 1.7 percent, or $28.1 million for the year ended December 31, 1999, which included an increase of $75.1 million in interest-earning assets and a decrease of $47.0 million in non-interest earning assets. The increase in consolidated assets reflects an increase of $204.6 million in securities available for sale offset by a decrease in net loans of $58.9 million. The overall increase in consolidated assets was principally funded by deposits from the branch network and increases in retained earnings.

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

INTEREST-EARNING DEPOSITS WITH OTHER BANKS AND SECURITIES

Interest-earning deposits with other banks decreased to $187.7 million at December 31, 1999 from $200.2 million at December 31, 1998. As part of its overall liquidity management process, the Company places funds with foreign correspondent banks. These placements are primarily short-term, typically 180 days or less. The purpose of these placements is to obtain an enhanced return on high quality short-term instruments and to solidify existing relationships with correspondent banks. The banks with which placements are made and the amount placed are approved by the Bank's Asset Liability Committee. In addition, this Committee reviews adherence with internal interbank liability policies and procedures. As indicated in TABLE EIGHT these interest-earning deposits with other banks are well-diversified throughout the Region and in other countries. The level of such deposits has decreased, principally related to reductions in Ecuador, Bahamas and the Dominican Republic. The short-term nature of these deposits allows the Company the flexibility to redeploy these assets into higher yielding loans which are largely related to the financing of trade.

Investment securities increased to $274.3 million at December 31, 1999 from $105.6 million at December 31, 1998. The increase has been primarily in foreign debt securities classified as available for sale. On December 31, 1999 management changed its original intent with respect to approximately $166 million in bearer debt securities which were classified as loans and accounted for as held to maturity securities under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities, along with all other securities classified as held to maturity, were transferred to and are being accounted for as securities available for sale at fair market value under SFAS No. 115.

At December 31, 1999, the Company had certain foreign debt securities that exceeded 10% of stockholders' equity. The issuers of these securities as well as the book value and market value of these securities were as follows:

                  Name                    Amortized Cost             Market Value
                  -----                   --------------             ------------
          Petroleos Mexicanos               $15,732,000                $16,814,025
          Republic of Colombia              $11,874,000                $12,968,743


NOTE TWO of the consolidated financial statements reports amortized fair value and maturity information on the securities portfolio.

TABLE EIGHT.  INTEREST-EARNING DEPOSITS WITH OTHER BANKS
(Dollars in thousands)


Country                                     December 31, 1999
Argentina                                      $ 47,000
Brazil                                           37,635
Ecuador                                          28,000
Suriname                                         25,000
Panama                                           10,250
Bahamas (1)                                      10,000
Jamaica                                           8,500
British West Indies                               5,000
Dominican Republic                                5,000
Bolivia                                           3,500
Guyana                                            3,000
Nicaragua                                         2,000
Paraguay                                          2,000
United States                                       800
                                               --------
                                               $187,685
                                               ========


(1) Consists of placements in the Bahamas branch of a multinational financial institution.
(2)      All balances reflected on this schedule are denominated in U.S.
         dollars.

LOAN PORTFOLIO

The Company's loan portfolio decreased by $50.5 million during the year ended December 31, 1999 in relation to December 31, 1998. This decrease was due primarily to the transfer of bearer debt securities classified as loans to securities available for sale discussed earlier. At December 31, 1999, commercial-domestic loans increased by $105.6 million which resulted from management's ability to increase lending in the U. S. market. At December 31, 1999 approximately 41 percent of the Company's portfolio consisted of loans to domestic borrowers and 59 percent of the Company's portfolio consisted of loans to foreign borrowers. This represents an increase of 27.9 percent in U. S. exposure as the Company concentrated its efforts on this market due to slow economic conditions in the Region. Details on the loans by type are shown in TABLE NINE below.

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

TABLE NINE.  LOANS BY TYPE
(In thousands)


                                                                             Years Ended December 31,
                                                ----------------------------------------------------------------------------
                                                   1999             1998            1997             1996            1995
                                                -----------      ----------       ---------        ---------       ---------
Domestic:

Commercial and industrial (1)                     $ 394,841       $ 289,264       $ 179,673        $ 110,750        $ 96,856
Acceptances discounted                               59,040          56,706          45,153           23,314          33,059
Residential mortgages                                 2,140          10,494          12,008           10,610          11,363
                                                -----------      ----------       ---------        ---------       ---------

Subtotal Domestic                                   456,021         356,464         236,834          144,674         141,278

Foreign:

Banks and other financial institutions              224,155         302,371         349,643          129,376         136,681
Commercial and industrial (1)                       338,411         395,987         319,925          179,824          81,433
Acceptances discounted                               59,256          72,597          55,301           80,935          62,838
Government and official institutions                 38,358          39,309           3,091              750             750
                                                -----------      ----------       ---------        ---------       ---------

Subtotal Foreign                                    660,180         810,264         727,960          390,885         281,702
                                                -----------      ----------       ---------        ---------       ---------

Total loans                                     $ 1,116,201      $1,166,728       $ 964,794        $ 535,559       $ 422,980
                                                ===========      ==========       =========        =========       =========


(1) Includes pre-export financing, warehouse receipts and refinancing of letters of credits.

TABLE TEN.  LOAN MATURITIES
(In thousands)


                                                                     As of December 31, 1999 (1)
                                          -------------------------------------------------------------------------------
                                                                   Mature
                                           Mature              After One But            Mature
                                           Within                  Within             After Five
                                          One Year               Five Years              Years                  Total
                                          --------             -------------          ----------              ----------
Domestic loans:
  Commercial and Industrial               $242,717               $132,416               $19,492               $  394,625
  Acceptances discounted                    59,040                     --                    --                   59,040

Foreign loans:
  Commercial and Industrial                412,781                172,830                15,314                  600,925
  Acceptances discounted                    58,161                  1,095                    --                   59,256
                                          --------               --------               -------               ----------

Total                                     $772,699               $306,341               $34,806               $1,113,846
                                          ========               ========               =======               ==========

Fixed                                     $474,518               $207,850               $27,518               $  709,886
Adjustable                                 298,181                 98,491                 7,288                  403,960
                                          --------               --------               -------               ----------

Total fixed and adjustable                $772,699               $306,341               $34,806               $1,113,846
                                          ========               ========               =======               ==========


                                                                     As of December 31, 1998 (1)
                                          -------------------------------------------------------------------------------
                                                                   Mature
                                           Mature              After One But            Mature
                                           Within                  Within             After Five
                                          One Year               Five Years              Years                  Total
                                          --------             -------------          ----------              ----------
Domestic loans:
  Commercial and Industrial               $210,938               $ 58,751               $19,343               $  289,032
  Acceptances discounted                    56,706                     --                    --                   56,706

Foreign loans:
  Commercial and Industrial                458,207                243,362                36,098                  737,667
  Acceptances discounted                    71,061                  1,536                    --                   72,597
                                          --------               --------               -------               ----------
Total                                     $796,912               $303,649               $55,441               $1,156,002
                                          ========               ========               =======               ==========
Fixed                                     $546,552               $236,563               $48,719               $  831,834
Adjustable                                 250,360                 67,086                 6,722                  324,168
                                          --------               --------               -------               ----------
Total fixed and adjustable                $796,912               $303,649               $55,441               $1,156,002
                                          ========               ========               =======               ==========


(1) Does not include mortgage loans and installment loans in the aggregate amount of $2.3 million in 1999 and $10.7 million in 1998.

TABLES ELEVEN AND TWELVE reflects both the Company's growth and diversification in financing trade flows between the United States and the Region in terms of loans by country and cross-border outstanding by country. The aggregate amount of the Company's cross-border outstandings by primary credit risk includes cash and demand deposits with other banks, interest earning deposits with other banks, investment securities, due from customers on bankers acceptances, due from customers on deferred payment letters of credit and net loans. Exposure levels in any given country at the end of each period may be impacted by the flow of trade between the United States (and to a large extent, Florida) and the given countries, the price of the underlying goods or commodities being financed and the overall economic conditions in a given country.

At December 31, 1999 approximately 25.9 percent in principal amount of the Company's loans were outstanding to borrowers in four countries other than the United States: Panama (11.4 percent), Guatemala (6.0 percent), Brazil (4.4 percent) and El Salvador (4.1 percent). The United States exposure grew $100.0 million representing 40.9 percent of the loan portfolio compared to 30.2 percent in 1998.

Panamanian loan exposure is over 10 percent of loans and has increased to 11.4 percent at December 31, 1999. The bulk of the credit relationships in Panama relate to the financing of short-term trade transactions with companies operating out of the Colon Free Zone. The latter represents the second largest free trading zone in the world after Hong Kong. The companies operate largely as importers and exporters of consumer goods, such as electronic goods and clothing.

TABLE ELEVEN.  LOANS BY COUNTRY
(Dollars in thousands)


                                                                    At December 31,
                               ------------------------------------------------------------------------------------------
                                           1999                           1998                           1997
                               ----------------------------    ----------------------------    --------------------------
                                                     % of                            % of                         % of
                                                     Total                           Total                        Total
Country                          Amount              Loans       Amount              Loans      Amount            Loans
                               ----------           -------    ----------          --------    --------          --------
United States                  $  456,021            40.9%     $  356,464            30.6%     $236,834            24.5%
Argentina                          35,494             3.2%         36,276             3.1%       58,477             6.0%
Bolivia (2)                            --              --          20,816             1.8%       38,058             3.9%
Brazil                             49,214             4.4%         54,862             4.7%       58,040             6.0%
British West Indies (2)            22,082             2.0%             --              --            --              --
Colombia                           28,437             2.5%         41,911             3.6%       23,768             2.5%
Dominican Republic                 41,604             3.7%         29,563             2.5%       40,161             4.2%
Ecuador                            43,622             3.9%         46,917             4.0%       74,485             7.7%
El Salvador                        45,847             4.1%         37,196             3.2%       40,306             4.2%
Guatemala                          66,531             6.0%        119,227            10.2%       91,178             9.5%
Honduras                           42,352             3.8%         59,564             5.1%       59,439             6.2%
Jamaica (2)                        28,628             2.6%         29,066             2.5%           --              --
Mexico (2)                             --              --          22,983             2.0%           --              --
Panama                            127,419            11.4%        118,680            10.2%       77,295             8.0%
Peru                               29,648             2.7%         49,382             4.2%       68,094             7.1%
Russia (2)                             --              --              --              --        17,500             1.8%
Suriname (2)                           --              --          21,868             1.9%           --              --
Venezuela                          17,842             1.6%         19,756             1.7%       16,299             1.7%
Other (1)                          81,460             7.2%        102,197             8.8%       64,860             6.7%
                               ----------        --------      ----------        --------      --------        --------

Total                          $1,116,201           100.0%     $1,166,728           100.0%     $964,794           100.0%
                               ==========        ========      ==========        ========      ========        ========


(1) Other consists of loans to borrowers in countries in which loans did not exceed 1 percent of total loans.

(2) These countries had loans which did not exceed 1 percent of total loans in the periods indicated.

At December 31, 1999 approximately 31.7 percent in cross-border outstanding were due from borrowers in five countries other than the United States: Brazil (10.1 percent), Panama (6.7 percent), Argentina (6.6 percent), Ecuador (4.5 percent) and Guatemala (4.0 percent).

Brazil cross-border exposure outstandings increased to 10 percent of total cross border outstandings as of December 31, 1999. This increase was due largely to inter-bank placements or deposits with foreign-owned multinational banks doing business in this country. These deposits were generally of a short-term nature (one year or less).

TABLE TWELVE.  TOTAL CROSS-BORDER OUTSTANDING BY COUNTRY AND TYPE
(Dollars in million)


                                                                At December 31,
                                -----------------------------------------------------------------------------
                                                % of                        % of                       % of
                                                Total                       Total                      Total
                                  1999         Assets          1998        Assets         1997        Assets
                                --------     ---------      ---------     -------       -------      --------
Argentina                       $   113          6.6%       $    57          3.4%       $   69           5.2%
Bahamas (2)                          21          1.2%            --           --            --            --
Bolivia                              18          1.0%            26          1.5%           44           3.3%
Brazil                              173         10.1%            94          5.6%           85           6.3%
British West Indies (2)              --           --             36          2.1%           11           0.8%
Colombia                             48          2.8%            49          2.9%           24           1.8%
Costa Rica (2)                       --           --             16          0.9%           --            --
Dominican Republic                   55          3.2%            48          2.8%           39           2.9%
Ecuador                              78          4.5%           100          5.9%           90           6.7%
El Salvador                          44          2.6%            52          3.1%           46           3.4%
Guatemala                            68          4.0%           131          7.7%           92           6.9%
Honduras                             43          2.5%            69          4.1%           52           3.9%
Jamaica                              35          2.0%            40          2.4%           32           2.4%
Mexico (2)                           20          1.2%            23          1.4%            -              -
Nicaragua (2)                        --           --             15          0.9%           12           0.9%
Panama                              116          6.7%           118          7.0%           72           5.4%
Peru                                 42          2.4%            56          3.3%           74           5.5%
Russia (2)                           --           --             --           --            17           1.3%
Suriname (2)                         32          1.9%            27          1.6%           --            --
United Kingdom (2)                   15          0.9%            --           --            --            --
Venezuela (2)                        17          1.0%            19          1.1%           --            --
Other (1)                            75          4.4%            76          4.4%           39           2.9%
                                -------      -------        -------       ------        ------       -------
Total                           $ 1,013         59.0%       $ 1,052         62.1%       $  798          59.6%
                                =======      =======        =======       ======        ======       =======


(1) Other consists of cross-border outstanding to countries in which such cross-border outstanding did not exceed 0.75 percent of the Company's total assets at any of the periods indicated.

(2) These countries had cross-border outstanding which did not exceed 0.75 percent of total assets in the periods indicated.

(3) Cross-border outstandings could be less than loans by country since cross-border outstandings may be netted against legally enforceable, written guarantees of principal or interest by domestic or other non-local third parties. In addition, balances of any tangible, liquid collateral may also be netted against cross-border outstandings of a country if they are held and realizable by the lender outside of the borrower's country.

As a result of the economic problems in Ecuador that resulted in the closure of several banks and culminated with the country defaulting on its external debt, the following selective disclosure is provided on Ecuador:

Amounts in millions:

                  Aggregate Outstandings at December 31, 1998                     $ 101.6(1)
                  Net Change in Short-term Outstandings:                            (34.5)
                  Changes in Other Outstandings:
                           Additional Outstandings                                   19.8
                           Interest Income Accrued                                    6.8
                           Collections of: Principal                                 (7.6)
                           Collections of: Interest                                  (6.7)
                  Aggregate Outstandings at December 31, 1999                        79.3(2)

(1) Includes interest accrued and not paid of $1.6 million.

(2) Includes interest accrued and not paid of $1.7 million.

TOTAL CROSS-BORDER OUTSTANDINGS BY TYPE


                                                             At December 31,
                                                  ----------------------------------
                                                    1999         1998          1997
                                                  -------      -------         -----
Government and official institutions               $  114       $   69          $ 25
Banks and other financial institutions                451          489           442
Commercial and industrial                             384          408           275
Acceptances discounted                                 64           86            56
                                                   ------       ------          ----

Total                                              $1,013       $1,052          $798
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

Average interest-bearing deposits increased by 10.2 percent to $1,358.3 million at December 31, 1999 from $1,231.7 million at December 31, 1998. The Company was successful in expanding its deposit base in time deposits and certificates of deposit in denominations of less than $100,000 which increased 23.3 percent to $630 million at December 31, 1999 from $511.4 million at December 31, 1998. In the summer of 1999, the Company opened its newest branch in Weston, which positively contributed to the deposit growth achieved in all markets. Additionally, the Company expanded Presidential Money Market deposits over the year which grew to $44.7 million at December 31, 1999 from $3.3 million at December 31, 1998. The Presidential Money Market account has the same characteristics as a money market account, except that the Presidential account has a higher minimum balance requirement and offers a higher yield.

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



TABLE THIRTEEN. MATURITIES OF AND AMOUNTS OF CERTIFICATES OF DEPOSITS AND OTHER TIME DEPOSITS $100,000 OR MORE (In thousands)



                                         Certificates            Other Time
                                          of Deposit            Deposits-IBF
                                       $100,000 or More       $100,000 or More       Total
                                       ----------------       ----------------    -----------
Three months or less                      $ 87,410                 $ 24,025         $111,435
Over 3 through 6 months                    109,583                    7,531          117,114
Over 6 through 12 months                   136,999                    2,750          139,749
Over 12 months                              75,433                       --           75,433
                                          --------                 --------         --------

Total                                     $409,425                 $ 34,306         $443,731
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

TABLE FOURTEEN.  CONTINGENCIES - COMMERCIAL LETTERS OF CREDIT
(In thousands)


                                                                  Year Ended December 31,
                                     --------------------------------------------------------------------------------
                                              1999                         1998                         1997
                                     ------------------------      ----------------------      ----------------------
                                                     Average                      Average                     Average
                                       Total         Monthly       Total          Monthly       Total         Monthly
                                       Volume        Volume        Volume         Volume        Volume        Volume
                                     ---------      --------      ---------      --------      ---------      --------
Export Letters of Credit (1)         $ 227,904      $ 18,992      $ 397,683      $ 33,140      $ 424,748      $ 35,396

Import Letters of Credit (1)           296,943        24,745        349,099        29,092        394,758        32,897
                                     ---------      --------      ---------      --------      ---------      --------
Total                                $ 524,847      $ 43,737      $ 746,782      $ 62,232      $ 819,506      $ 68,293
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

TABLE FIFTEEN.  CONTINGENT LIABILITIES (1)
(In thousands)


                                              At December 31,
                                 ------------------------------------------
                                   1999             1998             1997
                                 --------         -------           -------
Argentina (3)                    $     --         $ 1,680           $    --
Aruba (3)                           3,720              --                --
Bolivia (3)                            --           3,890             3,883
Brazil (3)                             --              --             4,123
Colombia (3)                           --              --             3,936
Costa Rica                          9,893           2,846             3,168
Dominican Republic                  4,707           7,015             4,759
Ecuador (3)                            --           3,703            17,839
El Salvador                         2,734           1,995             3,837
Guatemala                           9,475          26,132            11,577
Guyana (3)                          4,165           2,374                --
Haiti                               5,705           2,088             7,857
Honduras                            4,174           2,427             5,550
Nicaragua (3)                          --              --             3,386
Panama                             14,242          14,538            12,439
Paraguay (3)                           --           1,961             2,395
Peru (3)                            3,573              --             5,566
Suriname (3)                        5,677          11,690                --
Switzerland (3)                        --           1,588                --
United States                      74,643          39,415            94,629
Venezuela (3)                       2,593              --                 -
Other (2)                           6,143           5,374            13,139
                                 --------       ---------         ---------

Total                            $151,444       $ 128,716         $ 198,083
                                 ========       =========         =========


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

Cash and cash equivalents were $85.1 million on December 31, 1999, a decrease from $111.8 million from December 31, 1998. During 1999, net cash provided by operating activities was $54.3 million, net cash used in investing activities was $135.3 million and net cash provided by financing activities was $54.4 million. For further information on cash flows, see the Consolidated Statement of Cash Flows in the Consolidated Financial Statements.

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

Historically, the Company has increased its level of deposits to allow for its planned asset growth. Customer deposits have increased through the branch network, and private banking customers, as well as deposits related to the trade activity. The majority of the Company's deposits are short-term and closely match the short-term nature of the Company's assets. At December 31, 1999 interest-earning assets maturing within 180 days were $909 million, representing 55 percent of total earning assets. The short-term nature of the loan portfolio and the fact that a portion of the loan portfolio consists of bankers' acceptances provides additional liquidity to the Company. Liquid assets at December 31, 1999 were $375 million, 22 percent of total assets, and consisted primarily of cash and cash equivalents, due from banks-time and foreign debt securities. At December 31, 1999 the Company had been advised of $52 million in available interbank funding.

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

TABLE SIXTEEN.  INTEREST RATE SENSITIVITY
(Dollars in thousands)


                                                                               December 31, 1999
                                              ------------------------------------------------------------------------------------
                                              0 to 30     31 to 90   91 to 180    181 to 365    1 to 5     Over 5
                                                Days        Days        Days         Days       Years      Years       Total
                                              -------------------------------------------------------------------------------------
Earning Assets:
   Loans                                       $201,001   $215,045   $ 220,886    $ 135,581    $307,825   $ 35,863   $1,116,201

   Federal funds sold                            63,400         --          --           --          --         --       63,400

   Investment securities                         20,942     26,461      43,343       49,310      24,726    106,040      270,822

   Interest earning deposits with
     other banks                                 41,800     31,250      44,477       45,158      25,000         --      187,685
                                               --------   --------   ---------    ---------    --------   --------   ----------

Total                                           327,143    272,756     308,706      230,049     357,551    141,903    1,638,108
                                               --------   --------   ---------    ---------    --------   --------   ----------

Funding Sources:
   Savings and transaction deposits              37,699     28,663      67,828           --          --         --      134,190

   Certificates of deposits of $100k or more     46,687     40,723     109,583      136,999      75,433         --      409,425

   Certificates of deposits under $100k          62,476    130,588     203,792      329,633      90,356         --      816,845

   Other time deposits                           21,695      2,330       7,531        2,750          --         --       34,306

   Funds overnight                               63,450         --          --           --          --         --       63,450

   Trust preferred securities                        --         --          --           --          --     12,650       12,650
                                               --------   --------   ---------    ---------    --------   --------   ----------

Total                                          $232,007   $202,304   $ 388,734    $ 469,382    $165,789   $ 12,650   $1,470,866
                                               ========   ========   =========    =========    ========   ========   ==========

Interest sensitivity gap                       $ 95,136   $ 70,452   $ (80,028)   $(239,333)   $191,762   $129,253   $  167,242
                                               ========   ========   =========    =========    ========   ========   ==========

Cumulative gap                                 $ 95,136   $165,588   $  85,560    $(153,773)   $ 37,989   $167,242
                                               ========   ========   =========    =========    ========   ========
Cumulative gap as a percentage
   of total earning assets                         5.81%     10.11%       5.22%       -9.39%       2.32%     10.21%
                                               ========   ========   =========    =========    ========   ========



                                                                               December 31, 1998
                                             -------------------------------------------------------------------------------------
                                                0 to 30   31 to 90   91 to 180   181 to 365     1 to 5      Over 5
                                                  Days       Days       Days       Days          Years       Years        Total
                                             -------------------------------------------------------------------------------------
Earning Assets:
   Loans                                       $181,722   $270,944   $ 244,502    $ 120,970    $283,418   $ 65,172  $ 1,166,728

   Federal funds sold                            87,577                                                                  87,577

   Investment securities                         32,962     23,854       5,533          600       4,170     38,310      105,429

   Interest earning deposits with
     other banks                                 70,410     53,771      50,997       25,025                             200,203
                                               --------   --------   ---------    ---------    --------   --------  ------------

Total                                           372,671    348,569     301,032      146,595     287,588    103,482    1,559,937
                                               --------   --------   ---------    ---------    --------   --------  ------------

Funding Sources:
   Savings and transaction deposits              55,257     35,220                                                       90,477

   Certificates of deposits of $100 or more      64,830    116,053     138,528      185,366      25,596                 530,373

   Certificates of deposits under $100           54,459     86,325     201,762      309,986      20,111         92      672,735

   Other time deposits                           28,763     16,558      10,000        1,900                              57,221

   Funds overnight                               49,350                                                                  49,350

   Other Borrowing                                                       6,116                                            6,116


Trust preferred securities                                                                                  11,000       11,000
                                               --------   --------   ---------    ---------    --------   --------   ----------

Total                                          $252,659   $254,156   $ 356,406    $ 497,252    $ 45,707   $ 11,092   $1,417,272
                                               ========   ========   =========    =========    ========   ========   ==========

Interest sensitivity gap                       $120,012   $ 94,413   $ (55,374)   $(350,657)   $241,881   $ 92,390   $  142,665
                                               ========   ========   =========    =========    ========   ========   ==========

Cumulative gap                                 $120,012   $214,425   $ 159,051    $(191,606)   $ 50,275   $142,665
                                               ========   ========   =========    =========    ========   ========
Cumulative gap as a percentage
   of total earning assets                         7.69%     13.75%      10.20%      -12.28%       3.22%      9.15%
                                               ========   ========   =========    =========    ========   ========


CREDIT QUALITY REVIEW

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses reflects management's judgment of the level of allowance adequate to provide for potential losses in the loan portfolio, based upon the following factors: (i) the economic conditions in those countries in the Region in which the Company conducts trade finance activities; (ii) the credit condition of its customers and correspondent banks, as well as the underlying collateral, if any; (iii) historical experience and (iv) the average maturity of its loan portfolio.

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

In addition to the factors previously mentioned, as well as management's ongoing review of the Bank's assets, the Company's senior management meets on a monthly basis through its Senior Loan Review Committee to assess the overall credit quality of the loan portfolio. This Committee reviews the following: a) loans greater than 30 days past due, b) overdrafts greater than 30 days, c) all classified assets based upon an internal grading system. (This process includes reviewing the appropriate level of the allowance for any specific loan based on the underlying collateral and financial strength of each borrower,) and d) country limits and exposures, as well as a consideration of any downgrades or upgrades in rating.

On a quarterly basis, the Bank will assess the adequacy of the allowance for credit losses, utilizing a disciplined and systematic approach which includes the application of various methodologies for the formula portion of the allowance that consider historical loss factors such as charge-offs to average loans, portfolio composition, including borrowers by type as well as security and duration of the portfolio. Loss factors are generally based on historical loss experience and may be adjusted for significant factors that in management's judgment affect the collectibility of the portfolio as of the evaluation date. The non criticized assets are assigned a loss factor that incorporates the annual net charge-off rate over several periods of time including the actual year's charge-offs, three year forward moving average and also a five year average. All these methodologies are obviously impacted by loan growth, the level of criticized assets and loan write-offs. These methodologies are designed to be self-correcting by taking into account our recent loss experience and permitting adjustments based on management's judgment of significant factors as of the evaluation date. The Bank does not utilize pooled loan loss factors, due to the nature of the Bank's wholesale business, which does not include significant pooled loans or loans that are homogeneous in nature such as residential mortgages or consumer installment loans (these represent 0.2% and 0.9% of gross loans at December 31, 1999 and 1998, respectively).

In addition to the aforementioned methodologies for the formula portion of the allowance, management conducts a review of the criticized loans and allocates a specific allowance on an individual loan basis based upon the underlying security and financial condition of the borrower. The Bank assigns an allowance factor to a specific criticized loan and if this loan is downgraded due to deteriorating conditions, the allowance factor is increased. The grading of these criticized assets is consistent with regulatory classification systems. These definitions include special mention, substandard and doubtful classifications which incorporate higher specific allowance factors as the loans are downgraded and the potential for loss increases. These specific allowance amounts are determined by either a method prescribed by Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", or by a method which identifies certain qualitative factors. As of December 31, 1999 and 1998, the Bank did not maintain any allocated transfer risk reserves.

                  The following table sets forth the allowance for credit losses as of December 31,:

                                                                            1999               1998
                                                                          -------            -------
                    Specific portion                                      $14,095            $ 2,786
                    Formula portion                                         7,316             10,008
                                                                          -------            -------
                    Total allowance for credit losses                     $21,411            $12,794
                                                                          =======            =======

The specific reserves increased from $2.8 million at December 31, 1998 to $14.1 million at December 31, 1999 due to an increase in classified loans including loans from borrowers in Ecuador, which required approximately $8 million in provisioning for the year. The decrease in formula reserves was due to a decrease in unclassified loans coupled with management's judgment to establish additional unallocated reserves in 1998 due to inherent risk factors, largely in the Region.

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

TABLE SEVENTEEN.  CREDIT LOSS EXPERIENCE
(In thousands)


                                                                             For the Year Ended December 31,
                                                      -------------------------------------------------------------------------
                                                         1999             1998            1997           1996           1995
                                                      -----------      -----------      ---------      ---------      ---------

Balance of allowance for credit losses at
   beginning of period                                $    12,794      $    10,317      $   5,725      $   4,450      $   4,133
 Charge-offs:
 Domestic:
   Commercial                                              (3,299)          (3,357)        (1,693)          (951)        (1,097)
   Acceptances                                                 --             (100)            --             --             --
   Residential                                                 --               --             --             --             --
   Installment                                                 (5)              --             (3)            (8)            (3)
                                                      -----------      -----------      ---------      ---------      ---------
   Total domestic                                          (3,304)          (3,457)        (1,696)          (959)        (1,100)
 Foreign:
   Government and official institutions                        --               --             --             --             --
   Banks and other financial institutions                  (2,330)          (3,901)          (896)          (678)            --
   Commercial and industrial                               (6,216)              --             --           (146)        (1,044)(1)
   Acceptances discounted                                      --               --             --             --             --
                                                      -----------      -----------      ---------      ---------      ---------
   Total foreign                                           (8,546)          (3,901)          (896)          (824)        (1,044)
                                                      -----------      -----------      ---------      ---------      ---------
 Total charge-offs                                        (11,850)          (7,358)        (2,592)        (1,783)        (2,144)
 Recoveries:
 Domestic:
   Commercial                                                   1               12            203             16             10
   Acceptances                                                 --               --             --             --             --
   Residential                                                 --               --             --             --             --
   Installment                                                  3               --              1              2              1
 Foreign:
   Banks and other financial institutions                     163              202             --             --             --
                                                      -----------      -----------      ---------      ---------      ---------
   Total recoveries                                           167              214            204             18             11
                                                      -----------      -----------      ---------      ---------      ---------
 Net (charge-offs) recoveries                             (11,683)          (7,144)        (2,388)        (1,765)        (2,133)
 Provision for credit losses                               20,300            9,621          6,980          3,040          2,450
                                                      -----------      -----------      ---------      ---------      ---------
Balance at end of period                              $    21,411      $    12,794      $  10,317      $   5,725      $   4,450
                                                      ===========      ===========      =========      =========      =========
Average loans                                         $ 1,181,865      $ 1,165,224      $ 737,921      $ 485,758      $ 370,568
Total loans                                           $ 1,116,201      $ 1,166,728      $ 964,794      $ 535,559      $ 422,980
Net charge-offs to average loans                             1.00%            0.61%          0.32%          0.36%          0.58%
Allowance to total loans                                     1.92%            1.10%          1.07%          1.07%          1.05%

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

TABLE EIGHTEEN.  ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES
(In thousands)

                                                                                 Year Ended December 31,
                                                      -------------------------------------------------------------------------
                                                         1999             1998            1997           1996           1995
                                                      -----------      -----------      ---------      ---------      ---------

Allocation of the allowance by category of
  loans:
Domestic:
   Commercial                                         $     3,199      $     1,138      $   2,053      $   1,964      $     680
   Acceptances                                                269              211            315            226            333
   Residential mortgages                                       10               66             59             54             57
                                                      -----------      -----------      ---------      ---------      ---------
     Total domestic                                         3,478            1,415          2,427          2,244          1,070
 Foreign:
   Government and official institutions                     1,496               --             --             --             --
   Banks and other financial institutions                   5,152            3,033          3,854          2,112          1,900
   Commercial and industrial                               11,015            8,010          3,442            920          1,101
   Acceptances discounted                                     270              336            594            449            379
                                                      -----------      -----------      ---------      ---------      ---------
     Total foreign                                         17,933           11,379          7,890          3,481          3,380
 Total                                                $    21,411      $    12,794      $  10,317      $   5,725      $   4,450
                                                      ===========      ===========      =========      =========      =========
Percent of loans in each category to total
  loans:
Domestic:
  Commercial                                                 35.4%            24.8%          18.6%          20.6%          22.8%
  Acceptances                                                 5.3%             4.9%           4.7%           4.4%           7.8%
  Residential                                                 0.2%             0.9%           1.2%           2.0%           2.7%
                                                      -----------      -----------      ---------      ---------      ---------
    Total domestic                                           40.9%            30.6%          24.5%          27.0%          33.3%
Foreign:
  Government and official institutions                        3.4%             3.4%           0.1%           0.1%           0.2%
  Banks and other financial institutions                     20.1%            25.9%          36.5%          24.2%          32.3%
  Commercial and industrial                                  30.3%            33.9%          33.2%          33.6%          19.3%
  Acceptances discounted                                      5.3%             6.2%           5.7%          15.1%          14.9%
                                                      -----------      -----------      ---------      ---------      ---------
    Total foreign                                            59.1%            69.4%          75.5%          73.0%          66.7%
Total                                                       100.0%           100.0%         100.0%         100.0%         100.0%
                                                      ===========      ===========      =========      =========      =========

TABLE NINETEEN. ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES ALLOCATED TO FOREIGN
LOANS
(In thousands)

                                                                                 Year Ended December 31,
                                                      -------------------------------------------------------------------------
                                                         1999             1998            1997           1996           1995
                                                      ----------       ----------       ---------      ---------      ---------

Balance, beginning of year                            $   11,379       $    7,890       $   3,481      $   3,380      $   2,062
Provision for credit losses                               14,937            7,188           5,305            925          2,362
Net charge-offs                                           (8,383)          (3,699)           (896)          (824)        (1,044)(1)
                                                      ----------       ----------       ---------      ---------      ---------

Balance, end of period                                $   17,933       $   11,379       $   7,890      $   3,481      $   3,380
                                                      ==========       ==========       =========      =========      =========


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

The following table sets forth information regarding the Company's nonperforming loans at the dates indicated. Non-performing loans increased from $9.1 million at December 31, 1998 to $18.6 million at December 31, 1999. This increase was due to an increase of $4.3 million in domestic nonperforming loans and $4.6 million in foreign nonperforming loans. The increase in domestic nonperforming loans was due largely to one credit relationship in the amount of $6.4 million that was offset by charge-offs during the year. The increase of $4.6 million in foreign nonperforming loans was due to several nonperforming loans of which one relationship made up approximately 78%.Management monitors these loans very closely.

TABLE TWENTY.  NONPERFORMING LOANS
(In thousands)

                                                                                    At December 31,
                                                      ------------------------------------------------------------------------
                                                        1999             1998             1997           1996           1995
                                                      ---------        --------         --------       --------       --------

Domestic:
   Non accrual                                        $   6,995        $  2,189         $  3,100       $  3,087       $  1,345
   Past due over 90 days and accruing                        --              69               --             --            582
                                                      ---------        --------         --------       --------       --------
     Total domestic nonperforming loans                   6,995           2,258            3,100          3,087          1,927

 Foreign:
   Non accrual                                            9,588           6,396            2,949          1,654          2,287
   Past due over 90 days and accruing                     1,992             404               --            112            301
                                                      ---------        --------         --------       --------       --------
     Total foreign nonperforming loans                   11,580           6,800            2,949          1,766          2,588

Total nonperforming loans (1)                         $  18,575        $  9,058         $  6,049       $  4,853       $  4,515
                                                      =========        ========         ========       ========       ========

Total nonperforming loans to total loans                   1.66%           0.78%            0.48%          0.91%          1.07%
Total nonperforming assets to total assets                 1.08%           0.53%            0.64%          0.64%          0.73%


(1) During such periods the Company did not have any loans which were deemed to be "troubled debt restructurings" as defined in SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings.

At December 31, 1999 and 1998 the Company had no nonaccruing investment securities.

For the year ended December 31, 1999 the amount of interest income that was accrued on the loans on the previous table was approximately $155 thousand. For the year ended December 31, 1999 the amount of interest income that would have been accrued on the loans in the previous table in accordance with their contractual terms was approximately and $1.6 million, of which $1.5 million represented interest income on foreign loans and $68 thousand on domestic loans.

Management does not believe that there is a material amount of loans not included in the foregoing table where known information about possible credit problems of the borrowers would cause management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in such loans becoming non-accruing loans.

CAPITAL RESOURCES

Stockholders' equity at December 31, 1999 was $134.0 million compared to $109.2 million at December 31, 1998 after adjustments for fair value accounting. This increase was due primarily to $18.4 million of retained earnings and a $5.4 million change in unrealized gain on available for sale securities. During 1997 the Company paid dividends on preferred stock of $319 thousand, which were within the amounts allowed by banking and holding company regulations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK MANAGEMENT

In the normal course of conducting business activities, the Company is exposed to market risk which includes both price and liquidity risk. The Company's price risk arises from fluctuations in interest rates, and foreign exchange rates that may result in changes in values of financial instruments if the instrument is payable in a currency other than dollars. The Company generally does not hold a substantial amount of instruments denominated in currency other than U.S. dollars. When it does, however, it mitigates this risk by hedging the currency through forward contracts. The Company holds substantially all of its assets in U.S. dollars. Accordingly, the risk related to changes in foreign exchange rates is minimal. Changes in exchange rates in the Region would not expose the assets to foreign exchange risk, since the obligations are to be repaid in dollars. However, the change in foreign exchange rates could affect the ability of the borrower to repay its obligation, which would be addressed in our credit risk analysis. Credit risks related to our assets are discussed in the "Allowance for Credit Loss." The Company does not have material direct market risk related to commodity and equity prices. Liquidity risk arises from the possibility that the Company may not be able to satisfy current and future financial commitments or that the Company may not be able to liquidate financial instruments at market prices. Risk management policies and procedures have been established and are utilized to manage the Company's exposure to market risk. The strategy of the Company is to operate at an acceptable risk environment while maximizing its earnings.

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial condition of the Company as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 16, the accompanying 1999 and 1998 financial statements have been restated.




Deloitte & Touche LLP
Certified Public Accountants
Miami, Florida

March 24, 2000 (December 26, 2000 as to the effects of the restatement described in Note 16)

HAMILTON BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
DECEMBER 31, 1999 AND 1998
(DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                                  AS RESTATED,        AS RESTATED,
                                                                                                  SEE NOTE 16         SEE NOTE 16
                                                                                                      1999                1998
                                                                                                  ------------        ------------
ASSETS
CASH AND DEMAND DEPOSITS WITH OTHER BANKS                                                         $     21,710        $     24,213

FEDERAL FUNDS SOLD                                                                                      63,400              87,577
                                                                                                  ------------        ------------

           Total cash and cash equivalents                                                              85,110             111,790

INTEREST-EARNING DEPOSITS WITH OTHER BANKS                                                             187,685             200,203

SECURITIES AVAILABLE FOR SALE (Amortized cost: $266,517
   in 1999 and $70,509 in 1998)                                                                        274,277              69,725

SECURITIES HELD TO MATURITY                                                                                                 35,870

LOANS - NET                                                                                          1,091,976           1,150,903

DUE FROM CUSTOMERS ON BANKERS ACCEPTANCES                                                               27,767              75,567

DUE FROM CUSTOMERS ON DEFERRED PAYMENT LETTERS OF CREDIT                                                 5,835               6,468

PROPERTY AND EQUIPMENT - NET                                                                             5,209               4,775

ACCRUED INTEREST RECEIVABLE                                                                             19,111              19,201

GOODWILL - NET                                                                                           1,658               1,833

OTHER ASSETS                                                                                            22,672              16,894
                                                                                                  ------------        ------------

TOTAL                                                                                             $  1,721,300        $  1,693,229
                                                                                                  ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                                                          $  1,535,606        $  1,477,052

OTHER BORROWINGS                                                                                                             6,116

TRUST PREFERRED SECURITIES                                                                              12,650              11,000

BANKERS ACCEPTANCES OUTSTANDING                                                                         27,767              75,567

DEFERRED PAYMENT LETTERS OF CREDIT OUTSTANDING                                                           5,835               6,468

OTHER LIABILITIES                                                                                        5,544               7,784
                                                                                                  ------------        ------------

           Total liabilities                                                                         1,587,402           1,583,987
                                                                                                  ------------        ------------

COMMITMENTS AND CONTINGENCIES (Note 4, 12)

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 75,000,000 shares authorized, 10,081,147 shares issued and outstanding at December 31, 1999 and
   10,050,062 shares issued and outstanding at December 31, 1998                                           101                 100
  Capital surplus                                                                                       60,708              60,117
  Retained earnings                                                                                     67,871              49,511
  Accumulated other comprehensive income (loss)                                                          5,218                (486)
                                                                                                  ------------        ------------

           Total stockholders' equity                                                                  133,898             109,242
                                                                                                  ------------        ------------

TOTAL                                                                                             $  1,721,300        $  1,693,229
                                                                                                  ============        ============

See accompanying notes to consolidated financial statements.

HAMILTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)
------------------------------------------------------------------------------

                                                                         AS RESTATED, SEE
                                                                             NOTE 16
                                                         1999                 1998                  1997
                                                    ----------------     ----------------      ---------------
INTEREST INCOME:
  Loans, including fees                             $       107,620      $       106,885       $        70,262
  Deposits with other banks                                  15,940               10,989                 8,909
  Investment securities                                       8,787                4,903                 2,980
  Federal funds sold                                          1,647                1,484                 1,008
                                                    ---------------      ---------------       ---------------
           Total                                            133,994              124,261                83,159

INTEREST EXPENSE:
  Deposits                                                   72,224               69,719                43,913
  Trust preferred securities                                  1,232
  Federal funds purchased and other borrowings                  181                  561                   284
                                                    ---------------      ---------------       ---------------
           Total                                             73,637               70,280                44,197
                                                    ---------------      ---------------       ---------------

NET INTEREST INCOME                                          60,357               53,981                38,962

PROVISION FOR CREDIT LOSSES                                  20,300                9,621                 6,980
                                                    ---------------      ---------------       ---------------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                          40,057               44,360                31,982
                                                    ---------------      ---------------       ---------------
NON-INTEREST INCOME:
  Trade finance fees and commissions                         12,035               13,101                12,768
  Syndication and structuring fees                            6,266                3,352                 2,535
  Customer service fees                                       1,528                1,149                   934
  Net gain (loss) on sale of assets                             562                 (220)                  108
  Other                                                         299                  171                    97
                                                    ---------------      ---------------       ---------------
           Total                                             20,690               17,553                16,442
                                                    ---------------      ---------------       ---------------
OPERATING EXPENSES:
  Employee compensation and benefits                         14,556               14,527                13,162
  Occupancy and equipment                                     4,273                4,229                 3,251
  Loss on exchanges and write-down of assets                    187               22,810
  Legal Expenses                                              3,627                1,601                   108
  Other                                                       9,461                7,119                 6,902
                                                    ---------------      ---------------       ---------------
           Total                                             32,104               50,286                23,423
                                                    ---------------      ---------------       ---------------
INCOME BEFORE PROVISION FOR INCOME TAXES                     28,643               11,627                25,001

PROVISION FOR INCOME TAXES                                   10,283                4,132                 9,098
                                                    ---------------      ---------------       ---------------
NET INCOME                                          $        18,360      $         7,495       $        15,903
                                                    ===============      ===============       ===============
NET INCOME PER COMMON SHARE:
  Basic                                             $          1.82      $          0.75       $          1.81
                                                    ===============      ===============       ===============

  Diluted                                           $          1.79      $          0.72       $          1.73
                                                    ===============      ===============       ===============
AVERAGE SHARES OUTSTANDING:
  Basic                                                  10,069,898            9,983,208             8,806,379
                                                    ===============      ===============       ===============
  Diluted                                                10,275,223           10,390,884             9,173,680
                                                    ===============      ===============       ===============

See accompanying notes to consolidated financial statements.

HAMILTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                AS RESTATED,    AS RESTATED,
                                                                                SEE NOTE 16     SEE NOTE 16
                                                                                   1999             1998              1997
                                                                                -----------     -----------       -----------
NET INCOME                                                                      $    18,360     $     7,495       $    15,903

OTHER COMPREHENSIVE (LOSS) INCOME, Net of tax:
  Unrealized (depreciation) appreciation in securities available for
    sale during year                                                                  5,704            (433)               18
  Less:  Reclassification adjustment for gains included
    in net income                                                                                                         (69)
                                                                                -----------     -----------       -----------
           Total                                                                      5,704            (433)              (51)
                                                                                -----------     -----------       -----------

COMPREHENSIVE INCOME                                                            $    24,064     $     7,062       $    15,852
                                                                                ===========     ===========       ===========


See accompanying notes to consolidated financial statements.

HAMILTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999 (AS RESTATED, SEE NOTE 16) (DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)
-------------------------------------------------------------------------------


                                                                                                         ACCUMULATED
                                               PREFERRED STOCK      COMMON STOCK                           OTHER         TOTAL
                                               ----------------  -----------------  CAPITAL   RETAINED  COMPREHENSIVE STOCKHOLDERS'
                                               SHARES    AMOUNT   SHARES    AMOUNT  SURPLUS   EARNINGS   (LOSS) GAIN     EQUITY
                                               -------   ------  ---------  ------  --------  --------  ------------- -------------
BALANCE, DECEMBER 31, 1996                     101,207   $    1  5,205,030  $   52  $ 17,318  $ 26,432  $         (2) $      43,800
  Net change in unrealized loss on securities
   available for sale, net of taxes                                                                              (51)           (51)
  Cash dividends on preferred stock,
     net of withholding taxes                                                                     (319)                        (319)
  Conversion of preferred stock into
    common stock with 6.5 to 1 split          (101,207)      (1)   466,160       5        (4)
  Conversion of  Bank stock and warrants
    into common stock with 6.5 to 1 split                        1,396,759      14       (14)
  Sale of 2,760,000 shares of common
    stock in public offering, net                                2,760,000      27    38,966                                 38,993
  Net income                                                                                    15,903                       15,903
                                               -------   ------ ----------  ------  --------  --------  ------------- -------------
BALANCE, DECEMBER 31, 1997                          --       --  9,827,949      98    56,266    42,016           (53)        98,327
  Issuance of 222,113 shares of common
    stock from exercise of options                                 222,113       2     2,048                                  2,050
  Reduction of tax liability due to
    deductibility of stock options exercised                                           1,803                                  1,803
  Net change in unrealized loss on securities
    available for sale, net of taxes                                                                            (433)          (433)
  Net Income                                                                                     7,495                        7,495
                                               -------   ------ ----------  ------  --------  --------  ------------- -------------
BALANCE, DECEMBER 31, 1998                          --       -- 10,050,062     100    60,117    49,511          (486)       109,242
  Issuance of 31,085 shares of common
    stock from exercise of options                                  31,085       1       286                                    287
  Reduction of tax liability due to
    deductibility of stock options exercised                                             305                                    305
  Net change in unrealized loss on securities
    available for sale, net of taxes                                                                            5,704         5,704
  Net Income                                                                                    18,360                       18,360
                                               -------   ------ ----------  ------  --------  --------  ------------- -------------
BALANCE, DECEMBER 31, 1999                          --   $   -- 10,081,147  $  101  $ 60,708  $ 67,871  $       5,218 $     133,898
                                               -------   ------ ----------  ------  --------  --------  ------------- -------------


See accompanying notes to consolidated financial statements.

HAMILTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                          AS RESTATED,
                                                                                          SEE NOTE 16
                                                                             1999             1998             1997
                                                                         ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $     18,360     $      7,495     $     15,903
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                             1,283            1,173            1,024
      Provision for credit losses                                              20,300            9,621            6,980
      Deferred tax benefit                                                     (3,746)          (8,612)          (2,615)
      Loss on exchanges and write down on assets                                  187           22,810
      Net gain on sale of securities available for sale                                                            (108)
      Net loss (gain) on sale of loans and other real estate owned               (561)             220
      Proceeds from the sale of bankers acceptances and loan
       participations                                                          25,238          102,402           80,007
      Increase in accrued interest receivable and other assets                 (4,767)          (7,963)          (5,248)
      (Decrease) increase in other liabilities                                 (2,008)           4,524              107
                                                                         ------------     ------------     ------------
           Net cash provided by operating activities                           54,286          131,670           96,050
                                                                         ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in interest-earning deposits with other banks            12,518          (86,473)         (33,253)
  Purchase of securities available for sale                                  (762,150)        (245,442)        (201,448)
  Purchase of securities held to maturity                                     (14,703)         (31,299)
  Proceeds from paydowns of securities held to maturity                         3,307              989
  Purchase of loan participations                                             (69,414)         (17,463)
  Proceeds from sales and maturities of securities available for sale         763,180          214,037          176,203
  Increase in loans - net                                                     (84,808)        (327,696)        (512,139)
  Purchases of property and equipment - net                                    (1,495)            (936)          (2,166)
  Proceeds from sale of loans and other real estate owned                      18,224           21,798
                                                                         ------------     ------------     ------------
           Net cash used in investing activities                             (135,341)        (472,485)        (572,803)
                                                                         ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits - net                                                   58,554          342,005          496,407
  Proceeds from trust preferred securities offering                             1,650           11,000
  (Repayment of) proceeds from other borrowing                                 (6,116)           6,116
  Net proceeds from issuance of common stock                                      287            2,050           38,993
  Cash dividends on preferred stock                                                                                (319)
                                                                         ------------     ------------     ------------
           Net cash provided by financing activities                           54,375          361,171          535,081
                                                                         ------------     ------------     ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (26,680)          20,356           58,328

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                111,790           91,434           33,106
                                                                         ------------     ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $     85,110     $    111,790     $     91,434
                                                                         ============     ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the year                                          $     73,536     $     68,665     $     42,555
                                                                         ============     ============     ============

  Income taxes paid during the year                                      $     14,957     $     12,717     $      9,077
                                                                         ============     ============     ============
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  Other real estate owned acquired through foreclosure                                                     $        165
                                                                                                           ============

See accompanying notes to consolidated financial statements.

HAMILTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


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

      ALLOWANCE FOR CREDIT LOSSES - The allowance for credit losses is established through a provision for credit losses charged to expense based on management's evaluation of the potential losses in its loan portfolio. On a quarterly basis, the Bank will assess the adequacy of the allowance for credit losses, utilizing a disciplined and systematic approach which includes the application of various methodologies for the formula portion of the allowance that consider historical loss factors such as charge-offs to average loans, portfolio composition, including borrowers by type as well as security and duration of the portfolio. Loss factors are generally based on historical loss experience and may be adjusted for significant factors that in management's judgment affect the collectibility of the portfolio as of the evaluation date. The non criticized assets are assigned a loss factor that incorporates the annual net charge-off rate over several periods of time including the actual year's charge-offs, three year forward moving average and also a five year average. All these methodologies are obviously impacted by loan growth, the level of criticized assets and loan write-offs. These methodologies are designed to be self-correcting by taking into account the Company's recent loss experience and permitting adjustments based on management's judgment of significant factors as of the evaluation date. The Bank does not utilize pooled loan loss factors, due to the nature of the Bank's wholesale business, which does not include significant pooled loans or loans that are homogeneous in nature such as residential mortgages or consumer installment loans (these represent 0.2% and 0.9% of gross loans at December 31, 1999 and 1998, respectively).

      In addition to the aforementioned methodologies for the formula portion of the allowance, management conducts a review of the criticized loans and allocates a specific allowance on an individual loan basis based upon the underlying security and financial condition of the borrower. The Bank assigns an allowance factor to a specific criticized loan and if this loan is downgraded due to deteriorating conditions, the allowance factor is increased. The grading of these criticized assets is consistent with regulatory classification systems. These definitions include special mention, substandard and doubtful classifications which incorporate higher specific allowance factors as the loans are downgraded and the potential for loss increases.

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

      TRANSFERS OF FINANCIAL ASSETS - Transfers of loans and securities for which the Company has surrendered control over those assets are accounted for as sales to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. If a sale, the Company recognizes and initially measures assets controlled and liabilities incurred at fair value and gain or loss is recognized immediately into income. All financial asset transfers not meeting the sale criteria are required to be accounted for as secured borrowing with collateral (or other security interest) pledged. During 1999 and 1997, the Company recorded no gains or losses on exchanges of loans and securities. During 1998, the Company recorded approximately $22,223,000 ($14,304,000 after tax) in losses on exchanges of loans and securities.

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

      SEGMENT INFORMATION - The Company operates in one reportable segment, focused primarily on foreign trade and providing innovative services for its financial correspondents and exporting/importing firms.

      RECLASSIFICATIONS - Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified for comparative purposes.

      NEW ACCOUNTING PRONOUNCEMENT - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS Statement No. 133, which changes the effective date of SFAS 133 for financial statements for fiscal years beginning after June 15, 2000. Management has not determined what effects, if any, the adoption of SFAS No. 133 will have on the Company's consolidated financial statements.

2.    INVESTMENT SECURITIES

      A comparison of the amortized cost and fair value of investment securities at December 31, 1999 and 1998 is as follows (dollars in thousands):


                                                                1999
                                          -------------------------------------------------
                                           AMORTIZED       GROSS UNREALIZED        FAIR
                                             COST        GAINS        LOSSES       VALUE
                                          ----------   ----------   ----------   ----------
AVAILABLE FOR SALE:
  Foreign debt securities                 $  164,586   $   10,860   $    4,336   $  171,110
  U.S. Government and agency securities       54,698            5            5       54,698
  Mortgage backed securities                  28,370           --        1,792       26,578
  Perpetual subordinated euronotes             8,359        3,062           --       11,421
  Foreign bank stocks                          4,180           --           --        4,180
  Municipal bonds                              3,239           --           --        3,239
  Federal Reserve Bank stock                   1,985           --           --        1,985
  Other                                        1,100           28           62        1,066
                                          ----------   ----------   ----------   ----------
Total                                     $  266,517   $   13,955   $    6,195   $  274,277
                                          ==========   ==========   ==========   ==========


                                                                1998
                                          -------------------------------------------------
                                           AMORTIZED       GROSS UNREALIZED        FAIR
                                             COST        GAINS        LOSSES       VALUE
                                          ----------   ----------   ----------   ----------
AVAILABLE FOR SALE:
  U.S. Government and agency securities   $   46,835   $       11   $        2   $   46,844
  Foreign debt securities                     20,284           15          383       19,916
  Federal Reserve Bank stock                   1,262           --           --        1,262
  Foreign bank stocks                          1,028           --          276          752
  Other                                        1,100           28          177          951
                                          ----------   ----------   ----------   ----------
Total                                     $   70,509   $       54   $      838   $   69,725
                                          ==========   ==========   ==========   ==========
HELD TO MATURITY:
  Mortgage backed securities              $   17,242   $       30   $      203   $   17,069
  Municipal bonds                              3,000                                  3,000
  Perpetual subordinated euronotes             8,359        1,731                    10,090
  Foreign government debt securities           7,269          771                     8,040
                                          ----------   ----------   ----------   ----------
Total                                     $   35,870   $    2,532   $      203   $   38,199
                                          ==========   ==========   ==========   ==========


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

      The following table shows the amortized cost and the fair value by maturity distribution of the securities portfolio at December 31, 1999 (dollars in thousands):

                                      AVAILABLE FOR SALE
                                    ----------------------
                                    AMORTIZED      FAIR
                                      COST         VALUE
                                    ---------    ---------
Within one year                     $ 141,984    $ 140,057
One to five years                      23,934       24,726
Five to ten years                      48,275       55,029
Over ten years                         36,700       35,813
                                    ---------    ---------
Total                                 250,893      255,625

Federal Reserve Bank stock              1,985        1,985
Foreign bank stocks                     4,180        4,180
Perpetual subordinated euronotes        8,359       11,421
Other                                   1,100        1,066
                                    ---------    ---------

Total securities                    $ 266,517    $ 274,277
                                    =========    =========


3.    LOANS

      Loans consist of the following at December 31, 1999 and 1998 (dollars in thousands):

                                               1999            1998
                                            -----------    -----------
Commercial (primarily trade related):
  Domestic                                  $   394,625    $   289,032
  Foreign                                       600,924        737,667
Acceptances discounted - trade related:
  Domestic                                       59,040         56,706
  Foreign                                        59,256         72,597
Residential mortgages                             2,140         10,494
Installment                                         216            232
                                            -----------    -----------
Total                                         1,116,201      1,166,728
Less:
  Unearned income:
    Acceptances discounted                        2,669          2,814
    Other                                           145            217
    Allowance for credit losses                  21,411         12,794
                                            -----------    -----------

Loans - net                                 $ 1,091,976    $ 1,150,903
                                            ===========    ===========


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

      A summary of the activity in the allowance for credit losses for the years ended December 31, 1999, 1998 and 1997 is as follows (dollars in thousands):

                                         1999          1998          1997
                                       ---------     ---------     ---------
Balance at the beginning of year       $  12,794     $  10,317     $   5,725
Provision charged to operations           20,300         9,621         6,980
Loan charge-offs, net of recoveries      (11,683)       (7,144)       (2,388)
                                       ---------     ---------     ---------

Balance at the end of year             $  21,411     $  12,794     $  10,317
                                       =========     =========     =========

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

4.    PROPERTY AND EQUIPMENT

      The following is a summary of property and equipment at December 31, 1999 and 1998 (dollars in thousands):

                                                   1999       1998
                                                  -------    -------
Land                                              $   811    $   811
Building and improvements                           1,559      1,530
Leasehold improvements                              2,260      2,553
Furniture and equipment                             6,965      5,691
Automobiles                                            80         80
                                                  -------    -------

Total                                              11,675     10,665
Less accumulated depreciation and amortization      6,466      5,890
                                                  -------    -------

Property and equipment - net                      $ 5,209    $ 4,775
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

      The approximate future minimum payments, by year and in the aggregate, on these leases at December 31, 1999 are as follows (dollars in thousands):

  Year Ending
  December 31,                                            Amount
  ------------                                           --------
      2000                                               $  2,345
      2001                                                  2,174
      2002                                                  1,860
      2003                                                  1,776
      2004                                                  1,761
      Thereafter                                            3,654
                                                         --------
      Total minimum lease payments                       $ 13,570
                                                         ========

      Rent expense was approximately $1,802,000, $1,726,000, and $1,381,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

5.    DEPOSITS

      Deposits consist of the following at December 31, 1999 and 1998 (dollars in thousands):

                                                      1999           1998
                                                   -----------    -----------
Noninterest-bearing                                $    77,390    $    76,895
                                                   -----------    -----------
Interest-bearing:
  NOW, money market and savings                        142,790         90,477
  Time, under $100,000                                 816,845        672,736
  Time, $100,000 and over                              409,425        530,373
  International Banking Facility (IBF) deposits         89,156        106,571
                                                   -----------    -----------
Total interest-bearing                               1,458,216      1,400,157
                                                   -----------    -----------

Total                                              $ 1,535,606    $ 1,477,052
                                                   ===========    ===========


      Time deposits in amounts of $100,000 and over at December 31, 1999 mature as follows (dollars in thousands):

                                              AMOUNT
                                            ---------
Three months or less                        $  87,410
Three months to twelve months                 246,582
One year to five years                         75,433
                                            ---------
Total                                       $ 409,425
                                            =========

6.    INCOME TAXES

      The components of the provision for income taxes are as follows for the years ended December 31, 1999, 1998 and 1997 (dollars in thousands):

                                                1999         1998         1997
                                              --------     --------     --------
Current income taxes:
  Federal                                     $ 12,844     $ 11,503     $ 10,352
  State                                            395          149          481
  Foreign                                          790        1,092          880
                                              --------     --------     --------
        Total current provision                 14,029       12,744       11,713
                                              --------     --------     --------
Deferred income taxes:
  Federal                                       (3,539)      (8,136)      (2,515)
  State                                           (207)        (476)        (100)
                                              --------     --------     --------
        Total deferred (benefit) provision      (3,746)      (8,612)      (2,615)
                                              --------     --------     --------
Provision for income taxes                    $ 10,283     $  4,132     $  9,098
                                              ========     ========     ========


      The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to pretax income for the following reasons:

                                                         1999        1998     1997
                                                        ------      ------   ------
Federal statutory rate                                    35.0%       35.0%    35.0%
Increase in taxes:
  State income tax, net of federal income tax benefit      0.4         0.1      1.0
  Other, net                                               0.5         0.4      0.4
                                                        ------      ------   ------

Effective income tax rate                                 35.9%       35.5%    36.4%
                                                        ======      ======   ======

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The tax effects of significant items comprising the Company's net deferred tax asset (included in other assets n the accompanying consolidated statements of condition) as of December 31, 1999 and 1998 are as follows (dollars in thousands):

                                                           1999           1998
                                                         --------       --------
Deferred tax assets:
  Difference between book and tax basis
    of allowance for credit losses                       $  7,628       $  4,734
  Difference between book and tax basis of property           193             63
  Loss on exchange and write-down of assets                 7,889          7,889
  Non-accrual interest                                        492
                                                         --------       --------
           Total deferred tax assets                       16,202         12,686
                                                         --------       --------
Deferred tax liabilities-other                                               230
                                                         --------       --------
Net deferred tax asset                                     16,202         12,456
Available for sale securities                              (2,542)           298
                                                         --------       --------
Total                                                    $ 13,660       $ 12,754
                                                         ========       ========

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

      The components of regulatory capital used to calculate capital ratios are detailed in the table below:


                                                                            At December 31,
                                                                         1999            1998
                                                                       ---------       ---------
Stockholders' equity per generally accepted accounting principles      $ 133,898       $ 109,242

Trust preferred securities                                                12,650          11,000
Less intangible assets                                                    (1,658)         (1,833)
Other accumulated comprehensive (income) loss (net of applicable
  income taxes)                                                           (5,218)            486
Less: transfer risk reserves (net of applicable income taxes)            (20,614)             --
Other (net of applicable income taxes)                                    (2,289)             69
                                                                       ---------       ---------
Tier 1 Capital                                                           116,769         118,964
Allowance for credit losses                                               15,085          12,794
                                                                       ---------       ---------
Total Capital                                                          $ 131,854       $ 131,758
                                                                       =========       =========

      As part of its examination process, the Office of the Comptroller of the Currency ("OCC") has directed the Bank, among other things, to take $32 million in transfer risk reserves related to the Bank's exposure in Ecuador. While the Bank has taken the actions directed by the OCC for regulatory reporting purposes only, it disagrees with the OCC's interpretations of the regulatory accounting rules and is appealing such directions within the OCC. In this connection, the OCC has initiated formal administrative action under Section 8 of the Federal Deposit Insurance Act which the Bank has not agreed to and which the Bank is appealing and disputing in appropriate administrative actions within the OCC. As a result of these proceedings and directions, however, the Bank may not accept new, or renew, "brokered deposits" without the prior approval of the Federal Deposit Insurance Corporation or appoint new directors or senior officers without the prior approval of the OCC. The Bank does not anticipate that either of such restrictions will have any material adverse effect on its business or operations. The Company is satisfied that the reserves it recorded in the third quarter of 1999 relating to its Ecuador and other Latin American exposures are adequate and in accordance with generally accepted accounting principles.

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

                                                                                                   TO BE WELL
                                                                            REQUIRED           CAPITALIZED UNDER
                                                                           FOR CAPITAL         PROMPT CORRECTIVE
                                                     ACTUAL            ADEQUACY PURPOSES       ACTION PROVISIONS
                                              --------------------     ------------------     --------------------
                                                AMOUNT      RATIO        AMOUNT     RATIO       AMOUNT      RATIO
                                              ----------    ------     ---------    -----     ----------    ------

AS OF DECEMBER 31, 1999:
COMPANY

Total Capital (to Risk Weighted Assets)       $  131,854      11.3%    $  93,106      8.0%
                                              ==========     =====     =========     ====
Tier I Capital (to Risk Weighted Assets)      $  116,769      10.0%    $  46,553      4.0%
                                              ==========     =====     =========     ====
Tier I Capital (to Average Assets)            $  116,769       6.9%    $  50,685      3.0%
                                              ==========    ======     =========    =====

BANK
Total Capital (to Risk Weighted Assets)       $  124,209      10.7%    $  92,962      8.0%    $  116,202      10.0%
                                              ==========    ======     =========    =====     ==========    ======
Tier I Capital (to Risk Weighted Assets)      $  109,147       9.4%    $  46,481      4.0%    $   69,721       6.0%
                                              ==========    ======     =========    =====     ==========    ======
Tier I Capital (to Average Assets)            $  109,147       6.5%    $  67,350      4.0%    $   84,187       5.0%
                                              ==========    ======     =========    =====     ==========    ======

AS OF DECEMBER 31, 1998:
COMPANY

Total Capital (to Risk Weighted Assets)       $  131,758      12.0%    $  87,633      8.0%
                                              ==========    ======     =========    =====
Tier I Capital (to Risk Weighted Assets)      $  118,964      10.9%    $  43,816      4.0%
                                              ==========    ======     =========    =====
Tier I Capital (to Average Assets)            $  118,964       7.3%    $  49,102      3.0%
                                              ==========    ======     =========    =====

BANK
Total Capital (to Risk Weighted Assets)       $  121,204      11.1%    $  87,574      8.0%    $  109,467      10.0%
                                              ==========    ======     =========    =====     ==========    ======
Tier I Capital (to Risk Weighted Assets)      $  108,411       9.9%    $  43,787      4.0%    $   65,680       6.0%
                                              ==========    ======     =========    =====     ==========    ======
Tier I Capital (to Average Assets)            $  108,411       6.6%    $  65,485      4.0%    $   81,856       5.0%
                                              ==========    ======     =========    =====     ==========    ======

      The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 1999, approximately $33,812,000 of retained earnings were available for dividend declaration without prior regulatory approval. During 1999 and 1998, approximately $4,614,000 and $2,252,000 of dividends were paid by the Bank to the Company, respectively, which are within the amounts allowed by regulations.

      The Company has placed more emphasis on financing imports of goods into the United States and thereby increased the relative size of its assets employed in the domestic market as compared to its exposure in the Region (as defined in Note 14). The Company will also focus on the Hispanic business community in light of the bank consolidations in recent months which has resulted in the absorption of several Hispanic banks in the South Florida area. In addition, prudent risk management, in particular with regard to emerging market countries, calls for avoidance of high concentrations of risk in these countries in relation to a bank's capital. Currently, United States bank regulatory agencies consider that exposure in these markets should be limited to levels that would not impair the safety and soundness of a banking institution. As a consequence, the Company's exposure in the Region was significantly reduced at December 31, 1998 and was further reduced in 1999. The Company expects the 1999 levels will be maintained in 2000. While the Company is well capitalized for the purposes of the "prompt corrective action" provisions, to date it has not paid any dividends and does not anticipate doing so. Nevertheless, due to economic difficulties being experienced by various countries in the Region, the Federal Reserve has requested that the Company not pay any dividends or incur any debt (excluding "trust preferred securities") without the consent of the Federal Reserve.

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

      Option activity for the years ended December 31, 1999, 1998 and 1997 are presented below:

                                                              NUMBER                OPTION              FAIR
                          1999                               OF SHARES               PRICE              VALUE
                          ----                               ---------          ----------------      -----------

Beginning balance                                              711,219          $  9.23 - 29.125
Exercised                                                      (31,085)                     9.23
Canceled                                                       (31,113)           25.00 - 29.125
                                                             ---------
Ending Balance                                                 649,021          $ 9.23 - $29.125
                                                             =========

Options which became exercisable
  during the year                                              186,803

Options exercisable at December 31,                            533,436

Weighted average exercise price                                                 $16.01

                                                              NUMBER                 OPTION              FAIR
                          1998                               OF SHARES                PRICE              VALUE
                          ----                               ---------          ----------------      -----------

Beginning balance                                              776,875          $  9.23 - 29.125
Granted (1)                                                    173,388             25.00 - 25.47      $7.64 - 7.50
Exercised                                                     (222,113)                     9.23
Canceled                                                       (16,931)            9.23 - 29.125
                                                              --------
Ending Balance                                                 711,219          $ 9.23 - $29.125
                                                              ========

Options which became exercisable
  during the year                                              649,500

Options exercisable at December 31,                            427,387

Weighted average exercise price                                                 $12.24


                                                                   NUMBER          OPTION            FAIR
                         1997                                     OF SHARES         PRICE           VALUE
                         ----                                     --------     ---------------      ------

Beginning balance                                                  585,000     $          9.23
Granted (1)                                                        193,500              29.125      $ 6.55
Canceled                                                            (1,625)               9.23
                                                                  --------

Ending Balance                                                     776,875     $9.23 - $29.125
                                                                  ========

Options which became exercisable
  during the year                                                        -

Options exercisable at December 31,                                      -

(1) The grants vest twelve months after the grant as to 33.3% of the grant, 33.3% vesting eighteen months after grant and the remaining 33.4% vesting twenty-four months after grant or upon the death of the option holder if earlier.

         The following table summarizes information about all stock options outstanding at December 31, 1999:

                             OPTIONS OUTSTANDING
            ------------------------------------------------------
              Options       Remaining
            Outstanding  Contracted Life         Exercise Price
            -----------  ---------------        -----------------

              320,415        6 years            $           9.230
              176,768        8 years            $          29.125
              151,838        9 years            $ 25.00 - $ 25.47

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

                                                                1999            1998             1997
                                                              --------        -------          -------

                  Net income:
                    As reported                               $ 18,360        $ 7,495          $15,903
                    Proforma                                    17,301          6,881           15,762
                  Net income per common share:
                    Basic:
                      As reported                                 1.82           0.75             1.81
                      Proforma                                    1.72           0.69             1.79
                    Diluted:
                      As reported                                 1.79           0.72             1.73
                      Proforma                                    1.68           0.67             1.72

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

         OFF-BALANCE SHEET RISK AND COMMITMENTS: In the normal course of business, the Bank utilizes various financial instruments with off-balance sheet risk to meet the financing needs of its customers, including commitments to extend credit, commercial letters of credit, shipping guarantees, standby letters of credit and forward foreign exchange contracts. These financial instruments involve, to varying degrees, elements of credit risk. The credit risk associated with these financial instruments, as further discussed herein, is not recorded in the statement of condition. The contractual or notional amounts of such instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. The credit risks associated with financial instruments are generally managed in conjunction with the Bank's statements of condition activities and are subject to normal credit policies, financial controls, and risk limiting and monitoring procedures.

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

         A summary of the Bank's contractual or notional amounts for financial instruments with off-balance sheet risk as of December 31, 1999 and 1998 along with a further discussion of these instruments, is as follows (dollars in thousands):

                                                                                        CONTRACTUAL OR
                                                                                        NOTIONAL AMOUNT
                                                                                  ---------------------------
                                                                                    1999              1998
                                                                                  ---------         ---------

                   Commercial letters of credit                                   $ 129,475         $ 116,078
                   Standby letters of credit                                         21,340            12,566
                   Shipping guarantees (indemnity letters)                              629                72
                   Commitments to purchase foreign currency                           5,862             2,850
                   Commitments to sell foreign currency                               5,879             4,303
                   Commitments to extend credit                                      64,220            47,636

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

         LITIGATION: On January 31, 1998, Development Specialists, Inc., the Liquidating Trustee of the Model Imperial Liquidating Trust established under the Plan of Reorganization in the Model Imperial, Inc. Chapter 11 Bankruptcy proceeding, filed an action against the Bank in the United States Bankruptcy Court for the Southern District of Florida objecting to the Bank's proof of claim in the Chapter 11 proceeding and affirmatively seeking damages against the Bank in excess of $34 million for alleged involvement with former officers and directors of Model Imperial, Inc. in a scheme to defraud Model Imperial, Inc. and its bank lenders. The action is one of several similar actions filed by the Trustee against other defendants that were involved with Model Imperial seeking the same damages as in the action against the Bank. The Company believes the claims are without merit, and the Bank is vigorously defending the action. A trial on various bankruptcy preference issues was held in November 1999, and the parties are awaiting the judge's ruling.

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

                                                                      DECEMBER 31, 1999                  DECEMBER 31, 1998
                                                               ------------------------------      ------------------------------
                                                                 CARRYING           FAIR             CARRYING           FAIR
                                                                  AMOUNT            VALUE             AMOUNT            VALUE
                                                               ------------      ------------      ------------      ------------

       Assets:
         Cash and cash equivalents                             $     85,110      $     85,110      $    111,790      $    111,790
         Interest-earning deposits
           with other banks                                         187,685           187,685           200,203           200,203
         Securities available for sale                              274,277           274,277            69,725            69,725
         Securities held to maturity                                                                     35,870            38,199
         Loans, net                                               1,091,976         1,082,589         1,150,903         1,147,973

       Liabilities:
         Demand deposits                                            220,180           220,180           167,372           167,372
         Time deposits                                            1,315,426         1,315,434         1,309,680         1,314,000
         Other borrowings                                                                                 6,116             6,116
         Trust preferred securities                                  12,650             9,962            11,000            11,000

       Contingent assets and liabilities:
         Bankers acceptances                                         27,767               208            75,567               567
         Deferred payment letters of credit                           5,835                26             6,468                29


       Off-balance sheet instruments - unrealized gains (losses):
         Commitments to extend credit                                                     124                                  90
         Commercial letters of credit                                                     323                                 273
         Standby letters of credit                                                        320                                 188
         Indemnity letters of credit                                                        2                                   1
         Commitments to purchase foreign currency                                          66                                  (8)
         Commitments to sell foreign currency                                             238                                  29

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

                                                                             INCOME BEFORE
                                                                  OPERATING  PROVISION FOR     NET           TOTAL
                                                                   INCOME    INCOME TAXES    INCOME         ASSETS
                                                                  ---------  -------------  ---------    ------------
          1999
          Domestic                                                $  27,739    $  12,789    $   9,855    $    653,206
          Foreign                                                    53,308       15,854        8,505       1,068,094
                                                                  ---------    ---------    ---------    ------------

          Total                                                   $  81,047    $  28,643    $  18,360    $  1,721,300
                                                                  =========    =========    =========    ============

          1998

          Domestic                                                $  16,708    $   8,789    $   6,897    $    610,834
          Foreign                                                    54,826        2,838          598       1,082,395
                                                                  ---------    ---------    ---------    ------------

          Total                                                   $  71,534    $  11,627    $   7,495    $  1,693,229
                                                                  =========    =========    =========    ============

          1997

          Domestic                                                $  12,635    $   5,548    $   3,529    $    426,130
          Foreign                                                    42,769       19,453       12,374         916,004
                                                                  ---------    ---------    ---------    ------------

          Total                                                   $  55,404    $  25,001    $  15,903    $  1,342,134
                                                                  =========    =========    =========    ============

15.   PARENT COMPANY FINANCIAL INFORMATION

      Condensed financial information for Hamilton Bancorp Inc. (Parent Company only) is as follows (dollars in thousands):


STATEMENTS OF CONDITION

                                                                                            December 31,
                                                                                  --------------------------------
                                                                                     1999                  1998
                                                                                  ----------            ----------
          Assets

          Demand deposit with the Bank                                            $    5,536            $      190
          Securities available for sale                                                  888                 9,763
          Goodwill, net                                                                  361                   404
          Other assets                                                                 1,351                   960
          Investment in subsidiaries                                                 100,153                79,239
          Investment in the Bank's preferred stock                                    38,650                30,050
                                                                                  ----------            ----------

          Total                                                                   $  146,939            $  120,606
                                                                                  ==========            ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

          Subordinated debentures held by the Trust                               $   13,041            $   11,340
          Other liabilities                                                               --                    24
          Stockholders' equity                                                       133,898               109,242
                                                                                  ----------            ----------

          Total                                                                   $  146,939            $  120,606
                                                                                  ==========            ==========

                                                                                        YEARS ENDED DECEMBER 31,
                                                                            ----------------------------------------------
                                                                              1999               1998              1997
                                                                            ---------          ---------         ---------
         STATEMENTS OF INCOME

          Interest income                                                   $     313          $     530         $     339
          Dividends from Bank and other income                                  4,708              2,258             1,105
                                                                            ---------          ---------         ---------

               Total income                                                     5,021              2,788             1,444

          Interest expense                                                      1,270                 12
          Operating expenses                                                    1,290              1,539               294
                                                                            ---------          ---------         ---------

               Total expenses                                                   2,560              1,551               294
                                                                            ---------          ---------         ---------

          Income before equity in undistributed income of subsidiary            2,461              1,237             1,150

          Equity in undistributed income of subsidiaries                       15,229              6,087            14,787
                                                                            ---------          ---------         ---------

          Income before income tax (benefit) provision                         17,690              7,324            15,937

          Income tax (benefit) provision                                         (670)              (171)               34
                                                                            ---------          ---------         ---------

          Net income                                                        $  18,360          $   7,495         $  15,903
                                                                            =========          =========         =========

                                                                                        YEARS ENDED DECEMBER 31,
                                                                            ----------------------------------------------
                                                                              1999               1998              1997
                                                                            ---------          ---------         ---------
          Statements of Cash Flows

          Cash flows from operating activities:
            Net income                                                      $  18,360          $   7,495         $  15,903
            Adjustments to reconcile net income to
               net cash provided by operations:
                 Equity in undistributed income of subsidiary                 (15,229)            (6,087)          (14,787)
                 Write down on security available for sale                                           587
                 Amortization of goodwill                                          43                 43                43
                 Other                                                           (517)             1,198              (269)
                                                                            ---------          ---------         ---------

                     Net cash provided by operating activities                  2,657              3,236               890
                                                                            ---------          ---------         ---------

          Cash flows from investing activities:
            Purchase of securities available for sale                         (80,307)          (140,163)          (96,504)
            Proceeds from maturities of securities available for sale          89,354            131,172            95,216
            Payment for investment in Bank's common stock                                                          (20,237)
            Payment for investment in the Bank's preferred stock               (8,600)           (15,300)          (10,000)
            Payment for investment in the Trust's common stock                    (51)              (340)
                                                                            ---------          ---------         ---------

                     Net cash provided by (used in) investing activities          396            (24,631)          (31,525)
                                                                            ---------          ---------         ---------

          Cash flows from financing activities:
            Proceeds from issuance of common stock                                592              2,050            38,994
            Proceeds from issuance of trust preferred securities                1,701             11,340
            Cash dividends on preferred stock                                                                         (319)
                                                                            ---------          ---------         ---------

          Net cash provided by financing activities                             2,293             13,390            38,675
                                                                            ---------          ---------         ---------

          Net increase (decrease) in cash                                       5,346             (8,005)            8,040

          Cash at beginning of year                                               190              8,195               155
                                                                            ---------          ---------         ---------

          Cash at end of year                                               $   5,536          $     190         $   8,195
                                                                            =========          =========         =========

16.      RESTATEMENT

Subsequent to the filing of the Company's 1999 Annual Report on Form 10-K, the Company determined that the purchases of certain securities and the sales of certain loans entered into by the Company in 1998 should have been recorded as an exchange transaction in accordance with SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, and that a loss of $22,223,000 ($14,304,000 after tax) should have been recorded on the exchange. The Company had previously accounted for the purchases of the securities and sales of the loans as separate unrelated transactions. The purchases were recorded at cost and the sales were recorded based on the proceeds received for the loans sold, with no gain or loss being recognized. During the second quarter of 2000 the OCC, through a temporary cease and desist order dated April 25, 2000, required the Company to re-file its regulatory reports to account for the purchase and sale transactions referred to above as related transactions and to record a loss on such transactions. The Company's Audit Committee, with the assistance of independent counsel, conducted an investigation that began in August 2000 and was completed during December 2000 into these transactions, including the consideration of certain additional information that the Company received from the OCC. After evaluating the results of the investigation, the Company concluded that the above transactions should have been accounted for as an exchange (i.e., one related transaction) rather than as separate transactions and that a loss should be recorded. As a result, the 1999 and 1998 consolidated financial statements have been restated from amounts previously reported to appropriately account for (1) the purchases of securities and sales of loans referred to above as an exchange, and recognize a loss on the exchange in 1998, (2) the initial recording of the securities acquired at fair value which became their cost basis, (3) the changes in unrealized gains and losses in 1999 relating to the securities acquired in the exchange transaction and (4) the related income tax effects. All of the securities acquired in the transaction, some of which are classified as loans at December 31, 1998, were subsequently designated as available for sale securities during the fourth quarter 1999 and marked to market. As a result the restatement does not affect total stockholders' equity at December 31, 1999. The following table summarizes the significant effects of the restatement:


                                                                                 AS PREVIOUSLY REPORTED           AS RESTATED
                                                                                 ----------------------           -----------
AS OF DECEMBER 31, 1999
Retained earnings                                                                       $ 82,175                   $ 67,871
Accumulated other comprehensive (loss) income                                             (9,086)                     5,218
                                                                                        --------                   --------
     Total                                                                                73,089                     73,089
                                                                                        ========                   ========

FOR THE YEAR ENDED DECEMBER 31, 1999

Net change in unrealized gain (loss) on securities
      available for sale, net of taxes                                                    (8,600)                     5,704

Comprehensive income                                                                       9,760                     24,064

AS OF DECEMBER 31, 1998

Securities held to maturity (includes other investments)                                  45,291                     35,870

Loans - net                                                                            1,163,705                  1,150,903

Other assets                                                                               9,005                     16,894

Other liabilities                                                                          7,814                      7,784

Retained earnings                                                                         63,815                     49,511

FOR THE YEAR ENDED DECEMBER 31, 1998

Operating Expenses:
Loss on exchange                                                                             587                     22,810

Income before provision for income taxes                                                  33,820                     11,627

Provision for income taxes                                                                12,021                      4,132

Net income                                                                                21,799                      7,495

Net income per common share:
    Basic                                                                                   2.18                       0.75
    Diluted                                                                                 2.12                       0.72

Comprehensive income                                                                      21,366                      7,062

The title of Mr. John M.R. Jacobs on the signature page of the Registrant's Form 10-K for the year ended December 31, 1999 is hereby amended to read as follows: "John M.R. Jacobs, Senior Vice President, Principal Financial Officer and Principal Accounting Officer".


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of December, 2000.

                                         HAMILTON BANCORP INC.


                                         /s/ J. Carlos Bernace
                                         ------------------------------------
                                         J. Carlos Bernace
                                         Executive Vice President

                                         /s/ Eva Lynn Hernandez
                                         ------------------------------------
                                         Eva Lynn Hernandez
                                         Vice President - Finance, Controller
                                         and Chief Accounting Officer