Form 10-Q/A
period 2000-03-31
HAMILTON BANCORP INC
filed 2000-12-26
CIK 894172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q/A

(Mark One)

[X]  AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                               Yes[ ] No [X].

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

Item 1 and Item 2 of Part I of the Registrant's Form 10Q for the quarterly period ended March 31, 2000 are hereby amended to read as follows:


ITEM 1
                         PART I. FINANCIAL INFORMATION

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                           (In thousands) (Unaudited)

                                                                                 As Restated, see Note 5  As Restated, see Note 5
                                                                                         March 31,            December 31,
                                                                                 -----------------------  -----------------------
                                                                                           2000                   1999
                                                                                 -----------------------  -----------------------
                                     ASSETS
CASH AND DEMAND DEPOSITS WITH OTHER BANKS                                              $   35,529               $   21,710
FEDERAL FUNDS SOLD                                                                         94,697                   63,400
                                                                                       ----------               ----------
      Total cash and cash equivalents                                                     130,226                   85,110

INTEREST EARNING DEPOSITS WITH OTHER BANKS                                                151,398                  187,685
SECURITIES AVAILABLE FOR SALE                                                             295,772                  274,277
LOANS-NET                                                                               1,096,514                1,091,976
DUE FROM CUSTOMERS ON BANKERS ACCEPTANCES                                                  35,569                   27,767
DUE FROM CUSTOMERS ON DEFERRED PAYMENT LETTERS OF CREDIT                                    3,497                    5,835
PROPERTY AND EQUIPMENT-NET                                                                  5,066                    5,209
ACCRUED INTEREST RECEIVABLE                                                                20,231                   19,111
GOODWILL-NET                                                                                1,614                    1,658
OTHER ASSETS                                                                               19,065                   22,672
                                                                                       ----------               ----------

TOTAL                                                                                  $1,758,952               $1,721,300
                                                                                       ==========               ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                                               $1,550,951               $1,535,606
TRUST PREFERRED SECURITIES                                                                 12,650                   12,650
BANKERS ACCEPTANCES OUTSTANDING                                                            35,569                   27,767
DEFERRED PAYMENT LETTERS OF CREDIT OUTSTANDING                                              3,497                    5,835
OTHER LIABILITIES                                                                          13,034                    5,544
                                                                                       ----------               ----------
     Total liabilities                                                                  1,615,701                1,587,402
                                                                                       ----------               ----------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 75,000,000 shares authorized, 10,081,147 shares
       issued and outstanding at March 31, 2000 and December 31, 1999                         101                      101
     Capital surplus                                                                       60,702                   60,708
     Retained earnings                                                                     76,284                   67,871
     Accumulated other comprehensive income                                                 6,164                    5,218
                                                                                       ----------               ----------
     Total stockholders' equity                                                           143,251                  133,898
                                                                                       ----------               ----------
TOTAL                                                                                  $1,758,952               $1,721,300
                                                                                       ==========               ==========

See accompanying notes to consolidated financial statements.

                   HAMILTON BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
           (Dollars in thousands except per share data) (Unaudited)

                                                                                               As Restated,
                                                                                               see Note 5
                                                                                               Three Months Ended March 31,
                                                                                            ----------------------------------
                                                                                                2000                  1999
                                                                                            ------------          ------------
INTEREST INCOME:
  Loans, including fees                                                                     $     29,405          $     25,529
  Deposits with other banks                                                                        3,841                 3,241
  Investment securities                                                                            3,052                 2,756
  Federal funds sold                                                                                 703                   466
                                                                                            ------------          ------------
    Total                                                                                         37,001                31,992

INTEREST EXPENSE:
  Deposits                                                                                        20,166                18,168
  Trust preferred securities                                                                         308                   302
  Federal funds purchased and other borrowing                                                          1                   105
                                                                                            ------------          ------------
     Total                                                                                        20,475                18,575
                                                                                            ------------          ------------
NET INTEREST INCOME                                                                               16,526                13,417
PROVISION FOR CREDIT LOSSES                                                                          750                   900
                                                                                            ------------          ------------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT
  LOSSES                                                                                          15,776                12,517
                                                                                            ------------          ------------
NON-INTEREST INCOME:
  Trade finance fees and commissions                                                               2,765                 2,990
  Structuring and syndication fees                                                                 1,488                   577
  Customer service fees                                                                              400                   415
  Gain (loss) on sale of assets                                                                    1,349                   188
  Other                                                                                              102                   117
                                                                                            ------------          ------------
     Total                                                                                         6,104                 4,287
                                                                                            ------------          ------------
OPERATING EXPENSES:
  Employee compensation and benefits                                                               3,284                 3,344
  Occupancy and equipment                                                                          1,298                   960
  Other                                                                                            4,431                 2,864
                                                                                            ------------          ------------
     Total                                                                                         9,013                 7,168
                                                                                            ------------          ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                          12,867                 9,636
PROVISION FOR INCOME TAXES                                                                         4,454                 3,567
                                                                                            ------------          ------------

NET INCOME                                                                                  $      8,413          $      6,069
                                                                                            ============          ============
NET INCOME PER COMMON SHARE:
     BASIC                                                                                  $       0.84          $       0.60
                                                                                            ============          ============
     DILUTED                                                                                $       0.82          $       0.59
                                                                                            ============          ============
AVERAGE SHARES OUTSTANDING:
     BASIC                                                                                    10,081,147            10,056,111
                                                                                            ============          ============
     DILUTED                                                                                  10,221,121            10,283,235
                                                                                            ============          ============


See accompanying notes to consolidated financial statements.

                        HAMILTON BANCORP INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              (In thousands) (Unaudited)

                                                                                               As restated,
                                                                                               see Note 5
                                                                                               Three Months Ended March 31,
                                                                                                2000                  1999
                                                                                            ------------          ------------
NET INCOME                                                                                  $      8,413          $      6,069

OTHER COMPREHENSIVE INCOME, Net of tax:
   Net change in unrealized loss on securities available for sale during period                    1,618                   344
   Less:  Reclassification adjustment on realized gain on sale of assets                            (672)                   --
   Less:  Reclassification adjustment for write off of a foreign bank stock                           --                  (187)
                                                                                            ------------          ------------

                Total                                                                                946                   157
                                                                                            ------------          ------------

COMPREHENSIVE INCOME                                                                        $      9,359          $      6,226
                                                                                            ============          ============


See accompanying notes to consolidated financial statements

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             As Restated, see Note 5
                 (Dollars in thousands, except per share data)
                                    Unaudited


                                                                                                        Accumulated
                                                       Common Stock                                        Other          Total
                                                 ------------------------      Capital      Retained   Comprehensive   Stockholders'
                                                   Shares        Amount        Surplus      Earnings       Income        Equity
                                                 ----------    ----------    ----------    ----------  -------------   ------------
Balance, December 31, 1999                       10,081,147    $      101    $   60,708    $   67,871    $    5,218    $  133,898

Adjustment of tax liabilities
  due to stock options exercized                                                     (6)                                       (6)

Net change in unrealized gain on
  securities available for sale, net of taxes                                                                   946           946

Net income for the three months ended
  March 31, 2000                                                                                8,413                       8,413
                                                 ----------    ----------    ----------    ----------    ----------    ----------

Balance as of March 31, 2000                     10,081,147    $      101    $   60,702    $   76,284    $    6,164    $  143,251
                                                 ==========    ==========    ==========    ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                 HAMILTON BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Dollars in thousands) (Unaudited)

                                                                                         As Restated,
                                                                                         see Note 5
                                                                                         For Three Months Ended March
                                                                                        -------------------------------
                                                                                           2000                1999
                                                                                        ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                         $    8,413           $    6,069
       Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                                         429                  369
         Provision for credit losses                                                           750                  900
         Deferred tax provision                                                                163                   28
         Write off of available for sale security                                               --                  187
         Net (gain) loss on sale of assets                                                  (1,118)                (188)
         Proceeds from the sale of bankers acceptances and loan participations                 393                5,715
       Decrease (increase) in accrued interest receivable and other assets                   4,044              (11,237)
       Increase in other liabilities                                                         7,483                2,638
                                                                                        ----------           ----------
         Net cash provided by operating activities                                          20,557                4,481
                                                                                        ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Increases in interest-earning deposits with other banks                                36,286               83,756
     Purchase of securities available for sale                                            (105,105)            (293,385)
     Purchase of securities held to maturity                                                    --               (6,261)
     Proceeds from sales and maturities of securities available for sale                    86,949              229,612
     Proceeds from paydowns of securities held to maturity                                      --                1,074
     Proceeds from sale of loans                                                                --               11,148
     (Increase) decrease in loans-net                                                       (8,677)              40,063
     Purchases of property and equipment-net                                                  (239)                (119)
                                                                                        ----------           ----------
         Net cash provided by investing activities                                           9,214               65,888
                                                                                        ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits                                                     15,345              (91,337)
    Proceeds from trust preferred securities offering                                           --                1,650
    Payment of other borrowing                                                                  --               (6,116)
    Net proceeds from exercise of common stock options                                          --                  205
                                                                                        ----------           ----------
    Net cash provided by (used in) financing activities                                     15,345              (95,598)
                                                                                        ----------           ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        45,116              (25,229)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                        85,110              111,790
                                                                                        ----------           ----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                          $  130,226           $   86,561
                                                                                        ==========           ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid during the period                                                       $   10,686           $   18,821
                                                                                        ==========           ==========
  Income taxes paid during the period                                                   $        9           $       45
                                                                                        ==========           ==========



See accompanying notes to consolidated financial statements.

                        HAMILTON BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

NOTE 1:  BASIS OF PRESENTATION

The consolidated statements of condition for Hamilton Bancorp Inc. and Subsidiary (the "Company") as of March 31, 2000 and December 31, 1999, the related consolidated statements of income, comprehensive income, stockholders' equity and the cash flows for the three months ended March 31, 2000 and 1999 included in the Form 10-Q have been prepared by the Company in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited except for the consolidated statement of condition as of December 31, 1999.

The accounting policies followed for interim financial reporting are consistent with the accounting policies set forth in Note 1 to the consolidated financial statements appearing in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

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

NOTE 4:  REGULATORY CAPITAL

The Company is subject to risk-based capital and leverage guidelines issued by the Board of Governors of the Federal Reserve System. These guidelines are used to evaluate capital adequacy and include required minimums. Following an examination conducted by the Federal Reserve examiners, the Company was directed by the Federal Reserve to file required reports following generally accepted accounting principles and not in accordance with the regulatory accounting interpretations of the Office of the Comptroller of the Currency ("OCC"). The Bank was directed by the OCC to record certain adjustments for regulatory reporting purposes discussed in the Capital Resources section. These adjustments amount to $29,548,000 and $32,720,000 for March 31, 2000 and December 31, 1999,
respectively. During the first quarter, these adjustments were reduced by a reduction of the allocated transfer risk reserve of $3,172,000.

NOTE 5:  RESTATEMENT

Subsequent to the filing of the Company's quarterly report on Form 10Q for the quarter ended March 31, 2000, the Company determined that the purchase of certain securities and the sale of certain loans entered into by the Company in 1998 should have been recorded as an exchange transaction in accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and that a loss of $22,223,000 ($14,304,000 after tax) should have recorded on the exchange. The Company had previously accounted for the purchases of the securities and sales of the loans as separate unrelated transactions. The purchases were recorded at cost and the sales were recorded based on the proceeds received for the loans sold, with no gain or loss being recognized. During the second quarter of 2000 the OCC, through a temporary cease and desist order dated April 25, 2000, required the Company to re-file its regulatory reports to account for the purchase and sale transactions referred to above as related transactions and to record a loss on such transactions. The Company's Audit Committee, with the assistance of independent counsel, conducted an investigation that began in August 2000 and was completed during December 2000 into these transactions, including the consideration of certain additional information that the Company received from the OCC. After evaluating the results of the investigation, the Company concluded that the above transactions should have been accounted for as an exchange (i.e., one related transaction) rather than as separate transactions and that a loss should be recorded. As a result the Company restated its 1998 consolidated financial statements. The loss on exchange created a lower cost basis, by a like amount, for the assets purchased. Such assets had been designated as available for sale as of December 31, 1999 and were marked to market at that date. As a result, accumulated other comprehensive (loss) income as of December 31, 1999 has been restated, however, total stockholders' equity as of March 31, 2000 remains unchanged. Certain of those assets were also sold during the quarter ended March 31, 2000 which results in an increased gain on sale due to a lower restated basis and no change in total stockholders' equity.

The following table summarizes the items that have been restated in the March 31, 2000 consolidated financial statements as a result of the loss on exchange in 1998, (dollars in thousands):

                                                          AS PREVIOUSLY          AS
                                                            REPORTED          RESTATED
                                                          -------------       --------
AS OF MARCH 31, 2000:

Retained earnings                                           $ 89,378           $76,284

Accumulated other comprehensive (loss) income                 (6,930)            6,164
                                                            --------           -------
     Total                                                    82,448            82,448
                                                            ========           =======

FOR THE QUARTER ENDED MARCH 31, 2000:

Gain (loss) on sale of assets                                    (92)            1,349

Income before provision for income taxes                      11,426            12,867

Provision for income taxes                                     4,223             4,454

Net income                                                     7,203             8,413

Net income per common share:
     Basic                                                      0.71              0.84
     Diluted                                                    0.70              0.82

Net change in unrealized gain (loss) on securities
     available for sale                                        2,156               946


AS OF DECEMBER 31, 1999:

Retained earnings                                             82,175            67,871

Accumulated other comprehensive (loss) income                 (9,086)            5,218
                                                            --------           -------
     Total                                                    73,089            73,089
                                                            ========           =======




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

RESTATEMENT

Subsequent to the filing of the Company's quarterly report on Form 10Q for the quarter ended March 31, 2000, the Company determined that the purchase of certain securities and the sale of certain loans entered into by the Company in 1998 should have been recorded as an exchange transaction in accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and that a loss of $22,223,000 ($14,304,000 after tax) should have recorded on the exchange. The Company had previously accounted for the purchases of the securities and sales of the loans as separate unrelated transactions. The purchases were recorded at cost and the sales were recorded based on the proceeds received for the loans sold, with no gain or loss being recognized. During the second quarter of 2000 the OCC, through a temporary cease and desist order dated April 25, 2000, required the Company to re-file its regulatory reports (the "Call Reports") to account for the purchase and sale transactions referred to above as related transactions and to record a loss on such transactions. The Company's Audit Committee, with the assistance of independent counsel, conducted an investigation that began in August 2000 and was completed during December 2000 into these transactions, including the consideration of certain additional information that the Company received from the OCC. After evaluating the results of the investigation, the Company concluded that the above transactions should have been accounted for as an exchange (i.e., one related transaction) rather than as separate transactions and that a loss should be recorded. As a result the Company restated its 1998 consolidated financial statements. The loss on exchange created a lower cost basis, by a like amount, for the assets purchased. Such assets had been designated as available for sale as of December 31, 1999 and were marked to market at that date. As a result, accumulated other comprehensive (loss) income as of December 31, 1999 has been restated, however, total stockholders' equity as of March 31, 2000 remains unchanged. Certain of those assets were also sold during the quarter ended March 31, 2000 which results in an increased gain on sale due to a lower restated basis and no change in total stockholders' equity. See Note 5 of the notes to the unaudited consolidated financial statements for a discussion of these restatements.

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

The Management's Discussion and Analysis of Financial Condition and Results of Operations for the quarter ended March 31, 2000 presented herein have been adjusted to reflect the restatement described above.


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

LOANS BY TYPE
(in thousands)

                                                          March 31, 2000      December 31, 1999
                                                          --------------      -----------------
Domestic:
Commercial (1)                                              $   392,884          $   394,841
Acceptances discounted                                           68,587               59,040
Residential mortgages                                             2,113                2,140
                                                            -----------          -----------

Subtotal Domestic                                               463,584              456,021
                                                            -----------          -----------

Foreign:

Banks and other financial institutions                          204,845              224,155
Commercial and industrial (1)                                   376,121              338,411
Acceptances discounted                                           49,646               59,256
Government and official institutions                             25,569               38,358
                                                            -----------          -----------

Subtotal Foreign                                                656,181              660,180
                                                            -----------          -----------

Total Loans                                                 $ 1,119,765          $ 1,116,201
                                                            ===========          ===========


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

Panama loan exposure continues to be over 10 percent of loans and has increased to 12.3 percent of total loans at March 31, 2000. The bulk of the credit relationships in Panama are related to financing short-term trade transactions with companies operating out of the Colon Free Zone. The latter represents the second largest free trading zone in the world after Hong Kong. The companies operate largely as importers and exporters of consumer goods such as electronic goods and clothing.

LOANS BY COUNTRY
(Dollars in thousands)

                                           March 31, 2000                   December 31, 1999
                                 ------------------------------       ------------------------------
                                                    Percent of                           Percent of
Country                             Amount          Total Loans         Amount          Total Loans
                                 -----------        -----------       -----------       ------------
United States                    $   463,584           41.4%          $   456,021           40.9%
Argentina                             24,053            2.1%               35,494            3.2%
Brazil                                40,384            3.6%               49,214            4.4%
British West Indies (1)                   --             --                22,082            2.0%
Colombia                              26,862            2.4%               28,437            2.5%
Dominican Republic                    35,855            3.2%               41,604            3.7%
Ecuador                               38,298            3.4%               43,622            3.9%
El Salvador                           60,180            5.4%               45,847            4.1%
Guatemala                             69,578            6.2%               66,531            6.0%
Honduras                              38,614            3.4%               42,352            3.8%
Jamaica                               50,546            4.5%               28,628            2.6%
Panama                               137,269           12.3%              127,419           11.4%
Peru                                  24,359            2.2%               29,648            2.7%
Venezuela                             17,330            1.5%               17,842            1.6%
Other (2)                             92,853            8.3%               81,460            7.2%
                                 -----------          -----           -----------          -----
Total                            $ 1,119,765          100.0%          $ 1,116,201          100.0%
                                 ===========          =====           ===========          =====


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

TOTAL CROSS-BORDER OUTSTANDINGS BY COUNTRY
(Dollars in millions)

                                          March 31, 2000                   December 31, 1999
                                 ------------------------------       --------------------------
                                                    % of Total                         % of Total
                                    Amount             Assets           Amount           Assets
                                 -----------        -----------       -----------      ----------
Argentina                        $        73            4.2%          $       113            6.6%
Bahamas                                   21            1.2%                   21            1.2%
Bolivia                                   13            0.7%                   18            1.0%
Brazil                                   164            9.3%                  173           10.1%
BritishWest Indies (1)                    17            1.0%                   --             --
Colombia                                  47            2.7%                   48            2.8%
Costa Rica (1)                            13            0.7%                   --             --
Dominican Republic                        40            2.3%                   55            3.2%
Ecuador                                   72            4.1%                   78            4.5%
El Salvador                               52            3.0%                   44            2.6%
Guatemala                                 77            4.4%                   68            4.0%
Honduras                                  42            2.4%                   43            2.5%
Jamaica                                   58            3.3%                   35            2.0%
Mexico                                    13            0.7%                   20            1.2%
Panama                                   124            7.0%                  116            6.7%
Peru                                      35            2.0%                   42            2.4%
Suriname                                  31            1.8%                   32            1.9%
United Kingdom                            15            0.9%                   15            0.9%
Venezuela                                 17            1.0%                   17            1.0%
Other (2)                                 40            2.3%                   75            4.4%
                                 -----------           ----           -----------           ----
Total                            $       964           54.9%          $     1,013           59.0%
                                 ===========           ====           ===========           ====


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

                                               Three Months Ended March 31,                         Year Ended
                                  -----------------------------------------------------       ------------------------
                                             2000                      1999                      December 31, 1999
                                  -------------------------     ------------------------      ------------------------

                                                  Average                       Average                      Average
                                     Total        Monthly         Total         Monthly        Total         Monthly
                                    Volume         Volume        Volume          Volume        Volume         Volume
                                  ---------      ---------      ---------      ---------      ---------      ---------

Export Letters of Credit (1)      $  53,187      $  17,729      $  45,313      $  15,104      $ 227,904      $  18,992
Import Letters of Credit (1)         90,473         30,158         60,654         20,218        296,943         24,745
                                  ---------      ---------      ---------      ---------      ---------      ---------

Total                             $ 143,660      $  47,887      $ 105,967      $  35,322      $ 524,847      $  43,737
                                  =========      =========      =========      =========      =========      =========


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

CONTINGENT LIABILITIES (1)
(in thousands)

                                                          March 31, 2000        December 31, 1999
                                                         -----------------      -----------------
Aruba (2)                                                   $      --              $   3,720
Costa Rica                                                      2,452                  9,893
Dominican Republic                                              6,367                  4,707
El Salvador (2)                                                    --                  2,734
Guatemala                                                       6,301                  9,475
Guyana                                                          2,890                  4,165
Haiti                                                           2,021                  5,705
Honduras                                                        3,720                  4,174
Jamaica (2)                                                     9,383                     --
Panama                                                          8,904                 14,242
Peru                                                            2,111                  3,573
Suriname                                                        6,506                  5,677
United States                                                  88,398                 74,643
Venezuela                                                       1,622                  2,593
Other (3)                                                       5,191                  6,143
                                                            ---------              ---------
Total                                                       $ 145,866              $ 151,444
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

In addition to the factors previously mentioned as well as management's ongoing review of the Bank's assets, the Company's board of directors meets on a monthly basis through its Loan Review Committee to assess the overall credit quality of the loan portfolio. This Committee reviews: 1) loans greater than 30 days past due, 2) overdrafts greater than 30 days, 3) criticized assets based on an internal grading system, this process includes reviewing the appropriate level of allowance for any specific loan based on the underlying collateral and financial strength of each borrower, and 4) reviewing country limits and exposures as well as consideration of appropriate country ratings.

On a quarterly basis, the Bank will assess the adequacy of the allowance for credit losses utilizing a disciplined and systematic approach which includes the application of various methodologies that consider historical loss factors such as charge-offs to average loans, portfolio composition including borrowers by type as well as security and the duration of the portfolio. These methodologies are impacted by loan growth, the level of criticized assets and loan write-offs. In addition, to the aforementioned methodologies, management conducts a review of the criticized loans and allocates a portion of the allowance based on the underlying security and financial condition of the borrower. In general, the Bank assigns an allowance factor to a criticized loan and if loan is down graded due to deteriorating conditions the allowance factor is increased.

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

CREDIT LOSS EXPERIENCE
(in thousands)

                                                                 Three Months Ended        Year Ended
                                                                   March 31, 2000       December 31, 1999
                                                                 ------------------     -----------------
Balance of allowance for credit losses at beginning of period        $   21,411             $   12,794
Charge-offs:
Domestic:
   Commercial                                                               (36)                (3,299)
   Acceptances                                                               --                     --
   Installment                                                               --                     (5)
                                                                     ----------             ----------
 Total Domestic                                                             (36)                (3,304)
                                                                     ----------             ----------
Foreign:
   Banks and other financial institutions                                  (200)                (2,330)
   Commercial and industrial                                             (1,394)                (6,216)
                                                                     ----------             ----------
 Total Foreign                                                           (1,594)                (8,546)
                                                                     ----------             ----------
Total charge-offs                                                        (1,630)               (11,850)
                                                                     ----------             ----------
Recoveries:
Domestic:
   Commercial                                                                 3                      4
Foreign:
  Banks and other financial institutions                                     41                    163
                                                                     ----------             ----------
 Total recoveries                                                            44                    167
                                                                     ----------             ----------
Net (charge-offs) recoveries                                             (1,586)               (11,683)
Provision for credit losses                                                 750                 20,300
                                                                     ----------             ----------
Balance at end of the period                                         $   20,575             $   21,411
                                                                     ==========             ==========
Average loans                                                        $1,242,750             $1,181,865
Total loans                                                          $1,119,765             $1,116,201
Net charge-offs to average loans                                           0.13%                  1.00%
Allowance to total loans                                                   1.84%                  1.92%

The following tables set forth an analysis of the allocation of the allowance for credit losses by category of loans and the allowance for credit losses allocated to foreign loans. The allowance is established to cover potential losses inherent in the portfolio as a whole or is available to cover potential losses on any of the Company's loans.

The allowance for credit losses decreased from $21.4 million at December 31, 1999 to $20.6 million as of March 31, 2000, or 5.6%. A relatively small decrease was experienced in the allowance due to the following factors: a) no significant growth in loans from December 31, 1999 to March 31, 2000, b) no significant increase in non-performing loans from December 31, 1999 to March 31, 2000, c) relatively low charge-offs to average loans for the quarter and d) the application of the Bank's methodologies utilized in estimating the adequacy of the allowance for loan losses did not reveal a need to increase the allowance.

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES
(in thousands)

                                                                   As of               As of
                                                              March 31, 2000     December 31, 1999
                                                              --------------     -----------------
Allocation of the allowance by category of loans:
Domestic:
   Commercial                                                     $  2,986            $  3,199
   Acceptances                                                         285                 269
   Residential                                                           9                  10
                                                                  --------            --------
       Total domestic                                                3,280               3,478
Foreign:
   Government and official institutions                              3,752               1,496
   Banks and other financial institutions                            3,511               5,152
   Commercial and industrial                                         9,825              11,015
   Acceptances discounted                                              207                 270
                                                                  --------            --------
      Total foreign                                                 17,295              17,933
Total                                                             $ 20,575            $ 21,411
                                                                  ========            ========
Percent of loans in each category to total loans:
Domestic:
   Commercial                                                         35.1%               35.4%
   Acceptances                                                         6.1%                5.3%
   Residential                                                         0.2%                0.2%
                                                                  --------            --------
      Total domestic                                                  41.4%               40.9%
Foreign:
   Banks and other financial institutions                             18.3%               20.1%
   Commercial and industrial                                          33.6%               30.3%
   Acceptances discounted                                              4.4%                5.3%
   Government and official Institutions                                2.3%                3.4%
                                                                  --------            --------
      Total foreign                                                   58.6%               59.1%
Total                                                                100.0%              100.0%
                                                                  ========            ========

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES ALLOCATED TO FOREIGN LOANS
(in thousands)

                                                               March 31, 2000      December 31, 1999
                                                             -----------------     -----------------
Balance, beginning of year                                        $ 17,933             $ 11,379
Provision for credit losses                                            956               14,937
Net charge-offs                                                     (1,594)              (8,383)
                                                                  --------             --------
Balance, end of period                                            $ 17,295             $ 17,933
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

NONPERFORMING LOANS
(in thousands)


                                                               March 31, 2000      December 31, 1999
                                                              ----------------     -----------------
Domestic:
   Non accrual                                                    $    681            $  6,995
   Past due over 90 days and accruing                                2,349                  --
                                                                  --------            --------
      Total domestic nonperforming loans                             3,030               6,995
                                                                  --------            --------
Foreign:
   Non accrual                                                      15,795               9,588
   Past due over 90 days and accruing                                   69               1,992
                                                                  --------            --------
      Total foreign nonperforming loans                             15,864              11,580
                                                                  --------            --------
Total nonperforming loans                                         $ 18,894            $ 18,575
                                                                  ========            ========
Total nonperforming loans to total loans                              1.69%               1.66%
Total nonperforming assets to total assets                            1.25%               1.08%


Nonperforming loans remained relatively unchanged from December 31, 1999 to March 31, 2000. However, the level of foreign nonperforming loans increased from $11.6 million as of December 31, 1999 to $15.9 million as of March 31, 2000 or $4.3 million. The increase in foreign nonperforming loans was due to a reclassification of a domestic loan to a foreign loan, due to the underlying security and primary source of repayment for this obligation.

This amount represented $6.4 million that was offset by foreign charge-offs of $1.6 million during the quarter. Domestic nonperforming loans decreased from $7.0 million at December 31, 1999 to $3.0 million at March 31, 2000. This decrease was largely attributable to the previously mentioned reclassification of a domestic loan to a foreign loan, offset by an increase of $2.4 million in past due loans over 90 days and accruing loans. This $2.4 million consisted largely of one borrower that subsequently satisfied the obligation.

At March 31, 2000, the Company had $3.1 million in nonperforming investment securities and other assets compared to no nonperforming investment securities and other assets at December 31, 1999. Nonperforming investment securities at March 31, 2000 totaled $1.2 million and consisted of a foreign debt security available for sale. The value of this security was determined by applying fair value guidance of SFAS 115 and a write-off was not deemed necessary.

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

The following table indicates the maturities and amounts of certificates of deposit and other time deposits issued in denominations of $100,000 or more as of March 31, 2000:

MATURITIES OF AND AMOUNTS OF CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS $100,000 OR MORE
(in thousands)

                             Certificates of Deposit       Other Time Deposits
                                 $100,000 or More            $100,000 or More                Total
                             -----------------------     -----------------------     -----------------------
Three months or less                $ 158,703                   $  26,641                  $ 185,344
Over 3 through 6 months               119,853                       3,101                    122,954
Over 6 through 12 months              106,697                           4                    106,701
Over 12 months                         85,374                          --                     85,374
                                    ---------                   ---------                  ---------
Total                               $ 470,627                   $  29,746                  $ 500,373
                                    =========                   =========                  =========

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

                        INTEREST RATE SENSITIVITY REPORT
                             (Dollars in thousands)


                                               0 to 30    31 to 90    91 to 180    181 to 365    1 to 5      Over 5
                                                Days        Days         Days         Days        Years       Years       Total
                                              ---------  ----------   ----------   ----------   ---------   ---------  ----------
Earning Assets:
 Loans                                        $ 552,250  $  151,093   $  155,507   $   54,778   $ 176,318   $  29,819  $1,119,765
 Federal funds sold                              94,697                                                                    94,697
 Investment securities                           43,797      93,975       40,651       12,258      19,578      80,248     290,507
 Interest earning deposits with
  other banks                                    27,013      43,227       39,825       41,333                             151,398
                                              ---------  ----------   ----------   ----------   ---------   ---------  ----------
Total                                           717,757     288,295      235,983      108,369     195,896     110,067   1,656,367
                                              ---------  ----------   ----------   ----------   ---------   ---------  ----------
Funding Sources:
 Savings and transaction deposits                29,776      67,942       40,443                                          138,161
 Certificates of deposits of $100 or more        33,510     125,193      119,853      106,697      85,374                 470,627
 Certificates of deposits under $100             78,432     132,175      174,019      264,231     111,942          38     760,837
 Other time deposits                             23,179       3,462        3,101          595                              30,337
 Funds overnight                                 60,010                                                                    60,010
 Trust preferred securities                                                                                    12,650      12,650
                                              ---------  ----------   ----------   ----------   ---------   ---------  ----------
Total                                         $ 224,907  $  328,772   $  337,416   $  371,523   $ 197,316   $  12,688  $1,472,622
                                              =========  ==========   ==========   ==========   =========   =========  ==========
Interest sensitivity gap                      $ 492,850  $  (40,477)  $ (101,433)  $ (263,154)  $  (1,420)  $  97,379  $  183,745
                                              =========  ==========   ==========   ==========   =========   =========  ==========
Cumulative gap                                $ 492,850  $  452,373   $  350,940   $   87,786   $  86,366   $ 183,745
                                              =========  ==========   ==========   ==========   =========   =========
Cumulative gap as a percentage
 of total earning assets                          29.75%      27.31%       21.19%        5.30%       5.21%      11.09%
                                              =========  ==========   ==========   ==========   =========   =========

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

The Company's principal sources of liquidity and funding are its diverse deposit base and the sales of bankers' acceptances as well as loan participations. The level and maturity of deposits necessary to support the Company's lending and investment activities is determined through monitoring loan demand and through its asset/liability management process. Consideration s in managing the Company's liquidity position include, but are not limited to, scheduled cash flows from existing assets, contingencies and liabilities, as well as projected liquidity needs arising from anticipated extensions of credit. Furthermore the liquidity position is monitored daily by management to maintain a level of liquidity conducive to efficient operations and is continuously evaluated as part of the asset/liability management process.

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

The short-term nature of the loan portfolio and the fact that a portion of the loan portfolio consists of bankers' acceptances provides additional liquidity to the Company. Liquid assets at March 31, 2000 were $434 million, 24.7 percent of total assets, and consisted of cash and cash equivalents, due from banks-time and available for sale investment securities maturing within one year or less that are unpledged. At March 31, 2000 the Company had been advised of $57 million in available interbank funding.

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

As part of its examination process, the Office of the Comptroller of the Currency ("OCC") has directed the Bank, among other things, to take $32 million in transfer risk reserves related to the Bank's exposure in Ecuador . While the Bank has taken the actions directed by the OCC for regulatory reporting purposes only, it disagrees with the OCC's interpretations of the regulatory accounting rules and is appealing such directions within the OCC. In this connection, the OCC has initiated formal administrative action under Section 8 of the Federal Deposit Insurance Act which the Bank has not agree to and which the Bank is appealing and disputing in appropriate administrative actions within the OCC. As a part of the formal administrative action, the OCC has issued a temporary cease and desist order to the Bank containing certain accounting and capital requirements and requiring certain reports and filings, all of which the Bank believes it has complied with or was already in compliance with, except for certain reports which it will prepare and deliver in a timely manner under the order. As a result of the formal administrative action, however, the Bank may not accept new, or renew, "brokered deposits" without the prior approval of the Federal Deposit Insurance Corporation or appoint new directors or senior officers without the prior consent of the OCC. The Bank does not anticipate that either of such restrictions will have any material adverse effect on its business or operations. In fact, the Bank subsequently hired three senior executives with the consent of the OCC. The Company is satisfied that the reserves it recorded in the third quarter of 1999 relating to its Ecuador and other Latin American exposures are adequate and in accordance with generally accepted accounting principles.

COMPANY CAPITAL RATIOS
(Dollars in thousands)


                                                    March 31, 2000            December 31, 1999
                                                -----------------------    -----------------------
                                                  Amount       Ratio         Amount       Ratio
                                                ----------   ----------    ----------   ----------
Tier 1 risk-weighted
Capital:
   Actual                                       $  124,758        10.36%   $  116,769         10.0%
   Minimum                                          48,169         4.00%       46,553          4.0%
Total risk-weighted
Capital:
   Actual                                          140,316        11.65%      131,854         11.3%
   Minimum                                          96,338         8.00%       93,106          8.0%
Leverage:
   Actual                                          124,758         7.41%      116,769          6.9%
   Minimum                                          50,540         3.00%       50,685          3.0%


BANK CAPITAL RATIOS
(Dollars in thousands)


                                                    March 31, 2000            December 31, 1999
                                                -----------------------    -----------------------
                                                  Amount       Ratio         Amount       Ratio
                                                ----------   ----------    ----------   ----------
Tier 1 risk-weighted capital:
   Actual                                       $  117,165         10.3%   $  109,147          9.4%
   Minimum to be well capitalized                   68,586          6.0%       69,721          6.0%
   Minimum to be adequately capitalized             45,724          4.0%       46,481          4.0%
Total risk-weighted capital:
   Actual                                          131,945         11.4%      124,209         10.7%
   Minimum to be well capitalized                  114,310         10.0%      116,202         10.0%
   Minimum to be adequately capitalized             91,448          8.0%       92,962          8.0%
Leverage:
   Actual                                          117,165          7.0%      109,147          6.5%
   Minimum to be well capitalized                   83,887          5.0%       84,187          5.0%
   Minimum to be adequately capitalized             67,110          4.0%       67,350          4.0%

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

                          YIELDS EARNED AND RATE PAID
--------------------------------------------------------------------------------


                                                                          FOR THE QUARTER ENDED
                                                              MARCH 31, 2000                  MARCH 31, 1999
                                                     ------------------------------  ------------------------------
                                                       AVERAGE    REVENUE/   YIELD/    AVERAGE    REVENUE/   YIELD/
                                                       BALANCE    EXPENSE    RATE      BALANCE    EXPENSE    RATE
                                                     -----------  --------   ------  -----------  --------   ------
TOTAL EARNING ASSETS
LOANS:
    Commercial loans                                 $ 1,120,300  $ 26,255    9.37%  $ 1,027,975  $ 22,120    8.61%
    Acceptances discounted                               114,564     2,722    9.50%      117,044     2,642    9.03%
    Overdraft                                              5,759       386   26.81%       13,667       696   20.37%
    Mortgage loans                                         2,127        42    7.90%        3,514        71    8.08%
                                                     -----------  --------  -------  -----------  --------   ------
TOTAL LOANS                                            1,242,750    29,405    9.46%    1,162,200    25,529    8.79%

Time deposits with banks                                 162,107     3,841    9.48%      108,748     3,241   11.92%
Investments                                              175,281     3,052    6.96%      242,179     2,756    4.55%
Federal funds sold                                        49,888       703    5.64%       38,486       466    4.84%
                                                     -----------  --------           -----------  --------
     Total investments and time deposits with banks      387,276     7,596    7.85%      389,413     6,463    6.64%
Total interest earning assets                          1,630,026    37,001    9.08%    1,551,613    31,992    8.25%
                                                                  --------                        --------
Total non interest earning assets                         88,655                         121,650
                                                     -----------                     -----------
TOTAL ASSETS                                         $ 1,718,681                     $ 1,673,263
                                                     ===========                     ===========
INTEREST BEARING LIABILITIES
DEPOSITS:
    NOW amd savings accounts                         $    22,168       132    2.38%  $    21,654       109    2.01%
    Money Market                                          44,054       630    5.72%       45,849       530    4.62%
    Presidential Money Market                             65,579       906    5.53%       25,673       304    4.74%
    Certificate of Deposits (including IRA)            1,216,335    17,495    5.75%    1,160,076    15,889    5.48%
    Time Deposits with Banks (IBF)                        68,463       862    5.04%      109,383     1,303    4.76%
    Other                                                  8,786       141    6.42%        3,923        33    3.36%
                                                     -----------  --------           -----------  --------
TOTAL DEPOSITS                                         1,425,385    20,166    5.66%    1,366,558    18,168    5.32%
Trust Preferred Securities                                12,650       308    9.74%       12,393       302    0.00%
Other Borrowings                                              --        --      --         5,498       103    7.49%
Federal Funds Purchased                                       55         1    7.27%          111         2    7.21%
                                                     -----------  --------           -----------  --------
Total interest bearing liabilities                     1,438,090    20,475    5.70%    1,384,560    18,575    5.37%
                                                     -----------  --------           -----------  --------
Non interest bearing liabilities
    Demand Deposits                                       81,171                          75,510
    Other Liabilities                                     54,930                          86,875
                                                     -----------                     -----------
Total non interest bearing liabilities                   136,101                         162,385
Stockholders equity                                      144,490                         126,321
                                                     -----------                     -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY           $ 1,718,681                     $ 1,673,266
                                                     ===========                     ===========
NET INTEREST INCOME/NET INTEREST SPREAD                          $  16,526    3.38%               $ 13,417    2.88%
                                                                  ========    ====                ========   =====
MARGIN
INTEREST INCOME/INTEREST EARNING ASSETS                                       9.10%                           8.37%

INTEREST EXPENSE/INTEREST EARNING ASSETS                                      5.04%                           4.86%
                                                                             -----                           -----
    NET INTEREST MARGIN                                                       4.07%                           3.51%
                                                                             =====                           =====

PROVISION FOR CREDIT LOSSES

The Company's provision for credit losses decreased to $750 thousand for the three months ended March 31, 2000 from $900 thousand for the same period in 1999. Net loan charge-offs during the first three months of 2000 amounted to $1,586 thousand compared to $104 thousand for the same period in 1999. The allowance for credit losses increased from $13.6 million at March 31, 1999 to $20.6 million at March 31, 2000. The ratio of the allowance for credit losses to total loans was 1.84 percent at March 31, 2000 increasing from approximately
1.21 percent at December 31, 1999.

NON-INTEREST INCOME

Non-interest income increased to $6.1 million for the three months ended March 31, 2000 from $4.3 million for the same period in 1999, a 42.4 percent increase. The increase was largely the result of an increase in gain on sale of assets of $1.2 million relating to the sale of foreign debt securities previously written down. In addition there were higher structuring and syndication fees which increased by $911 thousand, partially offset by a decrease in trade finance fees and commissions of $225 thousand.

The following table sets forth details regarding the components of non-interest income for the periods indicated.

NON-INTEREST INCOME
(Dollars in thousands)

                                             For the Three Months Ended March 31,
                                        ---------------------------------------------------
                                                            2000 to 1999
                                             2000          Percent Change         1999
                                        --------------     --------------     -------------
Trade finance fees and commissions         $ 2,765              -7.5%            $ 2,990
Structuring and syndication fees             1,488             157.9%                577
Customer service fees                          400              -3.6%                415
Gain  on sale of assets                      1,349             617.6%                188
Other                                          102             -12.8%                117
                                           -------            ------             -------
Total non-interest income                  $ 6,104              42.4%            $ 4,287
                                           =======            ======             =======

OPERATING EXPENSES

Operating expenses increased to $9.0 million for the three months ended March 31, 2000 from $7.2 million for the same period in 1999, a 25.0 percent increase. The majority of this increase was in other losses and charge-offs which increased to $1.7 million from $320 thousand largely as a result of a write off of an other miscellaneous receivable. This miscellaneous receivable represented $1.7 million due for structuring and syndication services provided by the Bank of which the customer had made a partial payment. A dispute arose between the Bank and the customer regarding the balance owed, which was settled and resulted in a write-off of $1 million and payment in full of the balance. The Company's efficiency ratio increased to 42.5 percent for the three month period ended March 31, 2000 from 40.5 percent for the same period in 1999.

The following table sets forth details regarding the components of operating expenses for the periods indicated.

OPERATING EXPENSES
(Dollars in thousands)


                                                       For the Three Months Ended March 31,
                                                   --------------------------------------------
                                                                  2000 to 1999
                                                      2000       Percent Change         1999
                                                   ----------    --------------      ----------
Employee compensation and benefits                    $ 3,284              -1.8%        $ 3,344
Occupancy and equipment                                 1,298              35.2%            960
Legal Expenses                                            491             -23.3%            640
Other losses & charge-offs                              1,689             427.8%            320
Other operating expenses                                2,251              18.2%          1,904
                                                   ----------   ---------------      ----------

Total operating expenses                              $ 9,013              25.7%        $ 7,168
                                                   ==========   ===============      ==========

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 18, 2000                 Hamilton Bancorp Inc.


                                         /s/ J. Carlos Bernace
                                         --------------------------------
                                         J. Carlos Bernace,
                                         Executive Vice President


                                         /s/ Eva Lynn Hernandez
                                         --------------------------------
                                         Eva Lynn Hernandez,
                                         Vice President - Finance, Controller
                                         and Chief Accounting Officer

Exhibit 1 of the Registrant's Form 10Q for the quarterly period ended March 31, 2000 is hereby amended to read as follows:


EXHIBIT 1


                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                        CALCULATION OF EARNINGS PER SHARE
                  (Dollars in thousands, except per share data)


                                                          As Restated,
                                                          see Note 5
                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                             2000             1999
                                                          -----------      -----------
Basic
Weighted average number of common shares outstanding       10,081,147       10,056,111
Net income                                                $     8,413      $     6,069
Basic earnings                                            $      0.84      $      0.60
Diluted:
Weighted average number of common shares outstanding       10,081,147       10,056,111
Potential common shares outstanding - options                 139,974          227,124
                                                          -----------      -----------
Total common and potential common shares outstanding       10,221,121       10,283,235
Net income                                                $     8,413      $     6,069
Diluted earnings per share                                $      0.82      $      0.59