Form 10-Q/A
period 2000-06-30
HAMILTON BANCORP INC
filed 2000-12-26
CIK 894172

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


                         Commission file number: 0-20960

                              HAMILTON BANCORP INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Florida                                        65-0149935
-------------------------------                         ----------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

   3750 N.W. 87th Avenue, Miami, Florida                           33178
  ----------------------------------------                       ----------
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

                                 Yes [ ] No [X]

Item 1 and Item 2 of Part I and Part II Item 1 of the Registrant's Form 10Q for the quarterly period ended June 30, 2000 are hereby amended to read as follows:


ITEM 1

                          PART I. FINANCIAL INFORMATION
                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                                    Unaudited
                                 (In thousands)


                                                                                     As Restated, see     As Restated, see
                                                                                          Note 5                Note 5
                                                                                          June 30,           December 31,
                                                                                   -------------------    ------------------
                                                                                           2000                  1999
                                                                                       ----------            ----------
                                      ASSETS

CASH AND DEMAND DEPOSITS WITH OTHER BANKS                                              $   22,716            $   21,710
FEDERAL FUNDS SOLD                                                                         39,933                63,400
                                                                                       ----------            ----------
      Total cash and cash equivalents                                                      62,649                85,110

INTEREST EARNING DEPOSITS WITH  OTHER BANKS                                               129,039               187,685
SECURITIES AVAILABLE FOR SALE                                                             367,819               274,277
LOANS-NET                                                                               1,077,589             1,091,976
DUE FROM CUSTOMERS ON BANKERS ACCEPTANCES                                                  42,998                27,767
DUE FROM CUSTOMERS ON DEFERRED PAYMENT LETTERS OF CREDIT                                    1,616                 5,835
PROPERTY AND EQUIPMENT-NET                                                                  4,892                 5,209
ACCRUED INTEREST RECEIVABLE                                                                19,043                19,111
GOODWILL-NET                                                                                1,571                 1,658
OTHER ASSETS                                                                               18,444                22,672
                                                                                       ----------            ----------
TOTAL                                                                                  $1,725,660            $1,721,300
                                                                                       ==========            ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                                               $1,505,747            $1,535,606
TRUST PREFERRED SECURITIES
                                                                                           12,650                12,650
BANKERS ACCEPTANCES OUTSTANDING
                                                                                           42,998                27,767
DEFERRED PAYMENT LETTERS OF CREDIT OUTSTANDING
                                                                                            1,616                 5,835
OTHER LIABILITIES
                                                                                           12,049                 5,544
                                                                                       ----------            ----------
     Total liabilities                                                                  1,575,060             1,587,402
                                                                                       ----------            ----------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 75,000,000 shares authorized, 10,081,147 shares issued and outstanding at June 30, 2000 and December 31, 1999

                                                                                              101                   101
     Capital surplus                                                                       60,702                60,708
     Retained earnings                                                                     83,844                67,871
     Accumulated other comprehensive income                                                 5,953                 5,218
                                                                                       ----------            ----------
     Total stockholders' equity                                                           150,600               133,898
                                                                                       ----------            ----------
TOTAL                                                                                  $1,725,660            $1,721,300
                                                                                       ==========            ==========



See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            (Dollars in thousands except per share data) (Unaudited)


                                                                                                 As Restated,
                                                                                                 see Note 5
                                                        Three Months Ended June 30,              Six Months Ended June 30,
                                                       -------------------------------         -------------------------------
                                                           2000                1999                2000                1999
                                                       -----------         -----------         -----------         -----------
INTEREST INCOME:
  Loans, including fees                                $    26,940         $    25,606         $    56,345         $    51,136
  Deposits with other banks
                                                             3,437               3,754               7,278               6,995
  Investment securities                                      6,414               1,744               9,466               4,499
  Federal funds sold                                           815                 383               1,518                 849
                                                       -----------         -----------         -----------         -----------
    Total                                                   37,606              31,487              74,607              63,479
INTEREST EXPENSE:
  Deposits                                                  21,490              16,846              41,655              35,014
  Trust preferred securities                                   308                 313                 617                 615
  Federal funds purchased and other borrowing                   --                  39                   1                 144
                                                       -----------         -----------         -----------         -----------
     Total                                                  21,798              17,198              42,273              35,773
                                                       -----------         -----------         -----------         -----------
NET INTEREST INCOME                                         15,808              14,289              32,334              27,706
PROVISION FOR CREDIT LOSSES                                     --               1,746                 750               2,646
                                                       -----------         -----------         -----------         -----------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT
  LOSSES                                                    15,808              12,543              31,584              25,060
                                                       -----------         -----------         -----------         -----------
NON-INTEREST INCOME:
  Trade finance fees and commissions                         2,219               3,442               4,984               6,432
  Structuring and syndication fees                             699               1,220               2,187               1,797
  Customer service fees                                        449                 356                 849                 771
  Gain on sale of assets                                     1,343                  27               2,691                 214
  Other                                                         84                  56                 188                 175
                                                       -----------         -----------         -----------         -----------
     Total                                                   4,794               5,101              10,899               9,389
                                                       -----------         -----------         -----------         -----------
OPERATING EXPENSES:
  Employee compensation and benefits                         3,783               3,167               7,069               6,511
  Occupancy and equipment                                    1,154               1,037               2,452               1,997
  Other                                                      3,641               3,257               8,071               6,122
                                                       -----------         -----------         -----------         -----------
     Total                                                   8,578               7,461              17,592              14,630
                                                       -----------         -----------         -----------         -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                    12,024              10,183              24,891              19,819
PROVISION FOR INCOME TAXES                                   4,468               3,750               8,918               7,318
                                                       -----------         -----------         -----------         -----------
NET INCOME                                             $     7,556         $     6,433         $    15,973         $    12,501
                                                       ===========         ===========         ===========         ===========
NET INCOME PER COMMON SHARE:
     BASIC                                             $      0.75         $      0.64         $      1.58         $      1.24
                                                       ===========         ===========         ===========         ===========
     DILUTED                                           $      0.74         $      0.63         $      1.56         $      1.22
                                                       ===========         ===========         ===========         ===========
AVERAGE SHARES OUTSTANDING:
     BASIC                                              10,081,147          10,065,908          10,081,147          10,061,037
                                                       ===========         ===========         ===========         ===========
     DILUTED                                            10,230,315          10,274,527          10,225,838          10,276,353
                                                       ===========         ===========         ===========         ===========



See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (In thousands) (Unaudited)


                                                                                                        As Restated,
                                                                              Three Months Ended        see Note 5
                                                                                    June 30,            Six Months Ended June 30,
                                                                              --------------------      ------------------------
                                                                                2000         1999          2000           1999
                                                                              -------       ------      --------       ---------
NET INCOME                                                                    $ 7,556       $6,433      $ 15,973       $ 12,501

OTHER COMPREHENSIVE INCOME, Net of tax:

   Net change in unrealized loss on securities available for sale during
     period                                                                       542           70         2,157            414

   Less:  Reclassification adjustment for gains included in net income           (750)          --        (1,422)            --
   Less:  Reclassification adjustment for write off of a foreign bank
     stock                                                                         --           --            --           (187)
                                                                              -------       ------      --------       --------
                Total                                                            (208)          70           735            227
                                                                              -------       ------      --------       --------
COMPREHENSIVE INCOME                                                          $ 7,348       $6,503      $ 16,708       $ 12,728
                                                                              =======       ======      ========       ========


See accompanying notes to consolidated financial statements

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             As Restated, see Note 5
           (Dollars in thousands, except per share data) (Unaudited)


                                                                                                 Accumulated
                                                 Common Stock                                       Other              Total
                                           -------------------------   Capital     Retained     Comprehensive      Stockholders'
                                              Shares        Amount     Surplus     Earnings         Income             Equity
                                           --------------  ---------  ----------- -----------  -----------------  -----------------
Balance, December 31, 1999                    10,081,147       $101      $60,708     $67,871             $5,218           $133,898

Adjustment of tax liabilities
due to stock options excercized                                              (6)                                               (6)

Net change in unrealized gain on
  securities available for sale, net of                                                                                        735
  taxes                                                                                                     735

Net income for the six months ended
  June 30, 2000                                                                       15,973                                15,973
                                           --------------  ---------  ----------- -----------  -----------------  -----------------
Balance as of June 30, 2000                   10,081,147       $101      $60,702     $83,844             $5,953           $150,600
                                           ==============  =========  =========== ===========  =================  =================






See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in thousands) (Unaudited)

                                                                                         As Restated,
                                                                                         see Note 5
                                                                                          For Six Months Ended June 30,
                                                                                   --------------------------------------------
                                                                                            2000                    1999
                                                                                   -----------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                            $       15,973          $    12,501
       Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                                749                  665
         Provision for credit losses                                                                  750                2,646
         Deferred tax (credit) provision                                                            (385)                   59
         Write off of available for sale security                                                      --                  187
         Net gain on sale of loans                                                                     --                (188)
         Net gain on sale of other real estate owned                                                   --                 (26)
         Net gain on sale of fixed assets                                                            (13)                   --
         Net gain on sale of investments                                                          (2,378)                   --
       Proceeds from the sale of bankers acceptances                                                6,510               14,397
       Decrease (increase) in accrued interest receivable and other assets                          3,525              (2,304)
       Increase (decrease) in other liabilities                                                     6,500              (1,550)
                                                                                   -----------------------    -----------------
         Net cash provided by operating activities                                                 31,231               26,387
                                                                                   -----------------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in interest-earning deposits with other banks                                        58,646               26,601
     Purchase of securities available for sale                                                  (494,722)            (401,679)
     Purchase of securities held to maturity                                                           --             (10,760)
     Proceeds from sales and maturities of securities available for sale                          405,463              413,172
     Proceeds from paydowns of securities held to maturity                                             --                1,864
     Proceeds from sale of loans                                                                       --               11,148
     Decrease (increase) in loans-net                                                               7,128              (7,900)
     Purchases of property and equipment-net                                                        (348)                (581)
     Proceeds from sale of other real estate owned                                                     --                   38
                                                                                   -----------------------    -----------------
         Net cash (used in) provided by investing activities                                     (23,833)               31,903
                                                                                   -----------------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease  in deposits                                                                    (29,859)             (64,064)
    Proceeds from trust preferred securities offering                                                  --                1,650
    Payment of other borrowing                                                                         --              (6,116)
    Net proceeds from exercise of common stock options                                                 --                  188
                                                                                   -----------------------    -----------------
    Net cash used in financing activities                                                        (29,859)             (68,342)
                                                                                   -----------------------    -----------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                        (22,461)             (10,052)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                               85,110              111,790
                                                                                   -----------------------    -----------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                             $       62,649          $   101,738
                                                                                   =======================    =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the period                                                          $       32,535          $    37,002
                                                                                   =======================    =================
  Income taxes paid during the period                                                      $        3,109           $    7,569
                                                                                   =======================    =================

See accompanying notes to consolidated financial statements.

                        HAMILTON BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000

NOTE 1:  BASIS OF PRESENTATION

The consolidated statements of condition for Hamilton Bancorp Inc. and Subsidiary (the "Company") as of June 30, 2000 and December 31, 1999, the related consolidated statements of income, comprehensive income stockholders' equity and the cash flows for the six months ended June 30, 2000 and 1999 included in the Form 10-Q have been prepared by the Company in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited except for the consolidated statement of condition as of December 31, 1999.

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

NOTE 4: REGULATORY CAPITAL

The Company is subject to risk-based capital and leverage guidelines issued by the Board of Governors of the Federal Reserve System. These guidelines are used to evaluate capital adequacy and include required minimums. Following an examination conducted by the Federal Reserve examiners, the Company was directed by the Federal Reserve to file required reports following generally accepted accounting principles and not in accordance with the regulatory accounting interpretations of the Office of the Comptroller of the Currency ("OCC"). The Bank was directed by the OCC to record certain adjustments for regulatory reporting purposes discussed in the Capital Resources section. These adjustments amount to $29,910,000 and $32,720,000 for June 30, 2000 and December 31, 1999,
respectively. During the first six months, these adjustments were reduced by a reduction of the allocated transfer risk reserve of $2,810,000.

NOTE 5: RESTATEMENT

Subsequent to the filing of the Company's quarterly report on Form 10Q for the quarter ended June 30, 2000, the Company determined that the purchase of certain securities and the sale of certain loans entered into by the Company in 1998 should have been recorded as an exchange transaction in accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and that a loss of $22,223,000 ($14,304,000 after tax) should have recorded on the exchange. The Company had previously accounted for the purchases of the securities and sales of the loans as separate unrelated transactions. The purchases were recorded at cost and the sales were recorded based on the proceeds received for the loans sold, with no gain or loss being recognized. During the second quarter of 2000 the OCC, through a temporary cease and desist order dated April 25, 2000, required the Company to re-file its regulatory reports to account for the purchase and sale transactions referred to above as related transactions and to record a loss on such transactions. The Company's Audit Committee, with the assistance of independent counsel, conducted an investigation that began in August 2000 and was completed during December 2000 into these transactions, including the consideration of certain additional information that the Company received from the OCC. After evaluating the results of the investigation, the Company concluded that the above transactions should have been accounted for as an exchange (i.e., one related transaction) rather than as separate transactions and that a loss should be recorded. As a result, the Company restated its 1998 consolidated financial statements. The loss on exchange created a lower cost basis, by a like amount, for the assets purchased. Such assets had been designated as available for sale as of December 31, 1999 and were marked to market at that date. As a result, accumulated other comprehensive (loss) income as of December 31, 1999 has been restated, however, total stockholders' equity as of June 30, 2000 remains unchanged. Certain of those assets were also sold during the six months ended June 30, 2000 which results in an increased gain on sale due to a lower restated basis and no change in total stockholders' equity.

The following table summarizes the items that have been restated in the June 30, 2000 consolidated financial statements as a result of the loss on exchange in 1998, (dollars in thousands):


                                                                                     As Previously             As
                                                                                        Reported            Restated
                                                                                    -----------------   -----------------
AS OF JUNE 30, 2000:

Retained earnings                                                                        $    96,935         $    83,844

Accumulated comprehensive (loss) income                                                      (7,138)               5,953
                                                                                    -----------------   -----------------
     Total                                                                                    89,797              89,797
                                                                                    =================   =================

FOR THE SIX MONTHS ENDED JUNE 30, 2000:

Gain on sale of assets                                                                         1,250               2,691

Income before provision for income taxes                                                      23,450              24,891

Provision for income taxes                                                                     8,690               8,918

Net income                                                                                    14,760              15,973

Net income per common share:

     Basic                                                                                      1.46                1.58
     Diluted                                                                                    1.44                1.56

Net change in unrealized gain (loss) on securities
  available for sale, net of taxes                                                             1,948                 735


AS OF DECEMBER 31, 1999:

Retained earnings                                                                             82,175              67,871

Accumulated other comprehensive (loss) income                                                 (9,086)              5,218
                                                                                    -----------------   -----------------
     Total                                                                                    73,089              73,089
                                                                                    =================   =================




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

RESTATEMENT

Subsequent to the filing of the Company's quarterly report on Form 10Q for the quarter ended June 30, 2000, the Company determined that the purchase of certain securities and the sale of certain loans entered into by the Company in 1998 should have been recorded as an exchange transaction in accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and that a loss of $22,223,000 ($14,304,000 after tax) should have recorded on the exchange. The Company had previously accounted for the purchases of the securities and sales of the loans as separate unrelated transactions. The purchases were recorded at cost and the sales were recorded based on the proceeds received for the loans sold, with no gain or loss being recognized. During the second quarter of 2000 the OCC, through a temporary cease and desist order dated April 25, 2000, required the Company to re-file its regulatory reports (the "Call Reports") to account for the purchase and sale transactions referred to above as related transactions and to record a loss on such transactions. The Company's Audit Committee, with the assistance of independent counsel, conducted an investigation that began in August 2000 and was completed during December 2000 into these transactions, including the consideration of certain additional information that the Company received from the OCC. After evaluating the results of the investigation, the Company concluded that the above transactions should have been accounted for as an exchange (i.e., one related transaction) rather than as separate transactions and that a loss should be recorded. As a result, the Company restated its 1998 consolidated financial statements. The loss on exchange created a lower cost basis, by a like amount, for the assets purchased. Such assets had been designated as available for sale as of December 31, 1999 and were marked to market at that date. As a result, accumulated other comprehensive (loss) income as of December 31, 1999 has been restated, however, total stockholders' equity as of June 30, 2000 remains unchanged. Certain of those assets were also sold during the six months ended June 30, 2000 which results in an increased gain on sale due to a lower restated basis and no change in total stockholders' equity. See Note 5 of the notes to the unaudited consolidated financial statements for a discussion of these restatements.

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

The Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2000 presented herein have been adjusted to reflect the restatement described above.

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

      LOANS BY TYPE
      (in thousands)


                                              June 30, 2000               December 31, 1999
                                         ------------------------       -----------------------
Domestic:

Commercial (1)                                $          402,845             $         394,841
Acceptances discounted                                    74,723                        59,040
Residential mortgages                                      2,057                         2,140
                                         ------------------------       -----------------------
Subtotal Domestic                                        479,625                       456,021
                                         ------------------------       -----------------------

Foreign:

Banks and other financial institutions                   200,859                       224,155
Commercial and industrial (1)                            337,630                       338,411
Acceptances discounted                                    39,763                        59,256
Government and official institutions                      42,319                        38,358
                                         ------------------------       -----------------------

Subtotal Foreign                                         620,571                       660,180
                                         ------------------------       -----------------------
Total Loans                                 $          1,100,196           $         1,116,201
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

     Panama loan exposure continues to be over 10 percent of loans and has increased to 12.2 percent of total loans at June 30, 2000. The bulk of the credit relationships in Panama are related to financing short-term trade transactions with companies operating out of the Colon Free Zone. The latter represents the second largest free trading zone in the world after Hong Kong. The companies operate largely as importers and exporters of consumer goods such as electronic goods and clothing.

     LOANS BY COUNTRY
     (Dollars in thousands)


                                    June 30, 2000                             December 31, 1999
                           ------------------------------------    --------------------------------------
                                                 Percent of                                Percent of
Country                        Amount           Total Loans             Amount            Total Loans
                           ---------------    -----------------    -----------------    -----------------

United States                  $  479,625                43.6%          $   456,021                40.9%
Argentina                          22,910                 2.1%               35,494                 3.2%
Brazil                             42,178                 3.8%               49,214                 4.4%
British West Indies (1)                --                  --                22,082                 2.0%
Colombia                           24,722                 2.2%               28,437                 2.5%
Dominican Republic                 38,740                 3.5%               41,604                 3.7%
Ecuador                            40,912                 3.7%               43,622                 3.9%
El Salvador                        53,383                 4.9%               45,847                 4.1%
Guatemala                          67,897                 6.2%               66,531                 6.0%
Honduras                           39,079                 3.6%               42,352                 3.8%
Jamaica                            39,428                 3.6%               28,628                 2.6%
Panama                            134,364                12.2%              127,419                11.4%
Peru                               22,116                 2.0%               29,648                 2.7%
Venezuela                          16,804                 1.5%               17,842                 1.6%
Other (2)                          78,038                 7.1%               81,460                 7.2%
                           ---------------    -----------------    -----------------    -----------------
Total                         $ 1,100,196               100.0%         $  1,116,201               100.0%
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

     TOTAL CROSS-BORDER OUTSTANDINGS BY COUNTRY
     (Dollars in millions)


                               June 30, 2000                   December  31, 1999
                           ---------------------------    ----------------------------
                                          % of Total                      % of Total
                             Amount         Assets           Amount         Assets
                           ------------   ------------    -------------   ------------
Argentina                          $57           3.3%             $113           6.6%
Bahamas                             17           1.0%               21           1.2%
Bolivia (1)                         --            --                18           1.0%
Brazil                             124           7.2%              173          10.1%
Colombia                            45           2.6%               48           2.8%
Dominican Republic                  44           2.5%               55           3.2%
Ecuador                             72           4.2%               78           4.5%
El Salvador                         52           3.0%               44           2.6%
Guatemala                           78           4.5%               68           4.0%
Honduras                            38           2.2%               43           2.5%
Jamaica                             44           2.5%               35           2.0%
Mexico                              13           0.8%               20           1.2%
Panama                             122           7.1%              116           6.7%
Peru                                30           1.7%               42           2.4%
Suriname                            36           2.1%               32           1.9%
United Kingdom                      15           0.9%               15           0.9%
Venezuela                           19           1.1%               17           1.0%
Other (2)                           77           4.5%               75           4.4%
                           ------------   ------------    -------------   ------------
Total                         $    883          51.2%       $    1,013          59.0%
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


                                            Six Months Ended June 30,                                Year Ended
                                  -----------------------------------------------------    ------------------------------
                                      2000                       1999                            December 31, 1999
                                  -------------------------- --------------------------    ------------------------------
                                                 Average                     Average                         Average
                                     Total       Monthly         Total       Monthly           Total         Monthly
                                     Volume       Volume        Volume       Volume            Volume         Volume
                                  -------------------------- --------------------------    ------------------------------
Export Letters of Credit (1)        $  116,522    $  19,420     $  104,352   $  17,392       $    227,904   $     18,992

Import Letters of Credit (1)           163,862       27,310        126,031      21,005            296,943         24,745
                                  -------------------------- --------------------------    ------------------------------
Total                               $  280,384    $  46,730     $  230,383   $  38,397       $    524,847    $    43,737
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

CONTINGENT LIABILITIES (1)
(in thousands)

                             June 30, 2000      December 31, 1999
                             -------------      -----------------
Aruba (2)                     $     --            $  3,720
Costa Rica(2)                       --               9,893
Dominican Republic               5,879               4,707
El Salvador                      2,172               2,734
Guatemala                        6,235               9,475
Guyana                           3,155               4,165
Haiti(2)                            --               5,705
Honduras                         4,097               4,174
Jamaica(2)                       9,703                  --
Panama                           7,173              14,242
Paraguay(2)                      4,317                  --
Peru                             3,431               3,573
Suriname                         2,282               5,677
United States                   95,895              74,643
Venezuela(2)                        --               2,593
Other(3)                         4,841               6,143
                              --------            --------
Total                         $149,180            $151,444
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

Determining the appropriate level of the allowance for credit losses requires management's judgment, including application of the factors described above to assumptions and estimates made in the context of changing political and economic conditions in many of the countries of the Region. Accordingly, there can be no assurance that the Company's current allowance for credit losses will prove to be adequate in light of future events and developments. The allowance for credit losses decreased from $21.4 million at December 31, 1999 to $20.2 million as of June 30, 2000, or 5.6%. No significant change was experienced in the allowance due to the following factors: a) decrease in loans from December 31, 1999 to June 30, 2000, b) the relatively low level of charge-offs to average loans during the period, c) the application of the Bank's methodologies utilized in estimating the adequacy of the allowance for credit losses did not reveal a need to increase the allowance and d) a reallocation of specific reserves due to the payment of certain criticized foreign loans supported the increase in nonperforming loans without the need for additional reserves.

The following table provides certain information with respect to the Company's allowance for credit losses, provision for credit losses, charge-off and recovery activity for the periods shown.

CREDIT LOSS EXPERIENCE
(in thousands)


                                                             Six Months Ended               Year Ended
                                                               June 30, 2000            December 31, 1999
                                                          ------------------------   -------------------------
Balance of allowance for credit losses at beginning of
  period                                                          $    21,411              $    12,794
Charge-offs:
Domestic:
   Commercial                                                             (87)                  (3,299)
   Acceptances                                                           (297)                      --
   Installment                                                             --                       (5)
                                                                  -----------              -----------
 Total Domestic                                                          (384)                  (3,304)
                                                                  -----------              -----------
Foreign:
   Banks and other financial institutions                                (200)                  (2,330)
   Commercial and industrial                                           (1,393)                  (6,216)
                                                                  -----------              -----------
 Total Foreign                                                         (1,593)                  (8,546)
                                                                  -----------              -----------
Total charge-offs                                                      (1,977)                 (11,850)
                                                                  -----------              -----------
Recoveries:
Domestic:
   Commercial                                                               2                        4
Foreign:
  Banks and other financial institutions                                   41                      163
                                                                  -----------              -----------
 Total recoveries                                                          43                      167
                                                                  -----------              -----------
Net (charge-offs) recoveries                                           (1,934)                 (11,683)
Provision for credit losses                                               750                   20,300
                                                                  -----------              -----------
Balance at end of the period                                      $    20,227              $    21,411
                                                                  ===========              ===========
Average loans                                                     $ 1,182,161              $ 1,181,865
Total loans                                                       $ 1,100,196              $ 1,116,201
Net charge-offs to average loans                                         0.17%                    1.00%
Allowance to total loans                                                 1.84%                    1.92%



The following tables set forth an analysis of the allocation of the allowance for credit losses by category of loans and the allowance for credit losses allocated to foreign loans. The allowance is established to cover potential losses inherent in the portfolio as a whole or is available to cover potential losses on any of the Company's loans. Because of the decrease in foreign loans, the allowance allocated to foreign loans was also reduced which reflects a negative provision for credit losses attributable to foreign loans. The level of the allowance allocated to foreign loans was also influenced by the strengthening of the Latin American economies, the collateral composition of the non-performing loans, the reduction of in Ecuadorian loans and the low loan growth during the period.

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES
(in thousands)


                                                                   As of                       As of
                                                               June 30, 2000             December 31, 1999
                                                          ------------------------     -----------------------
Allocation of the allowance by category of loans:
Domestic:
   Commercial                                                  $            9,047           $           3,199
   Acceptances                                                                299                         269
   Residential                                                                 10                          10
                                                          ------------------------     -----------------------
       Total domestic                                                       9,356                       3,478
Foreign:
   Government and official institutions                                       169                       1,496
   Banks and other financial institutions                                   1,105                       5,152
   Commercial and industrial                                                9,438                      11,015
   Acceptances discounted                                                     159                         270
                                                          ------------------------     -----------------------
      Total foreign                                                        10,871                      17,933
Total                                                          $           20,227          $           21,411
                                                          ========================     =======================
Percent of loans in each category to total loans:
Domestic:
   Commercial                                                               36.6%                       35.4%
   Acceptances                                                               6.8%                        5.3%
   Residential                                                               0.2%                        0.2%
                                                          ------------------------     -----------------------
      Total domestic                                                        43.6%                       40.9%
Foreign:
   Banks and other financial institutions                                   18.3%                       20.1%
   Commercial and industrial                                                30.7%                       30.3%
   Acceptances discounted                                                    3.6%                        5.3%
   Government and official Institutions                                      3.8%                        3.4%
                                                          ------------------------     -----------------------
      Total foreign                                                         56.4%                       59.1%
Total                                                                      100.0%                      100.0%
                                                          ========================     =======================



ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES ALLOCATED TO FOREIGN LOANS
(in thousands)


                                           June 30, 2000            December 31, 1999
                                   ------------------------      -----------------------
Balance, beginning of year              $           17,933           $           11,379
Provision for credit losses                        (5,510)                       14,937
Net charge-offs                                    (1,552)                      (8,383)
                                   ------------------------      -----------------------
Balance, end of period                  $           10,871           $           17,933
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

NONPERFORMING LOANS
(in thousands)


                                                         June 30, 2000           December 31, 1999
                                               ------------------------     -----------------------
Domestic:
   Non accrual                                       $          16,383            $          6,995
   Past due over 90 days and accruing                            1,851                          --
                                               ------------------------     -----------------------
      Total domestic nonperforming loans
                                                                18,234                       6,995
                                               ------------------------     -----------------------

Foreign:
   Non accrual                                                  16,608                       9,588
   Past due over 90 days and accruing                               --                       1,992
                                               ------------------------     -----------------------
      Total foreign nonperforming loans                         16,608                      11,580
                                               ------------------------     -----------------------
Total nonperforming loans                            $          34,842           $          18,575
                                               ========================     =======================

Total nonperforming loans to total loans                         3.17%                       1.66%
Total nonperforming assets to total assets                       2.29%                       1.08%



Nonperforming loans increased from $18.6 million at December 31, 1999 to $34.8 million at June 30, 2000. This was due to an increase in domestic nonperforming loans from $7.0 million at December 31, 1999 to $18.2 million at June 30, 2000. The increase was substantially related to one credit relationship for the approximate amount of $16 million involving a domestic customer in the import/export business. This amount was offset by a decrease of approximately

$6.4 million due to a reclassification of a domestic loan to a foreign loan status due to the underlying security and primary source of repayment for the obligation. Total nonperforming loans was also affected by an increase in foreign nonperforming loans from $11.6 million to $15.9 million for the periods ended December 31, 1999 and June 30, 2000, respectively. This increase was due to the aforementioned reclassification of a domestic loan to a foreign loan. This amount represented approximately $6.4 million that was offset by foreign charge-offs of approximately $1.6 million.

At June 30, 2000, the Company had $4.7 million in nonperforming investment securities and other assets compared to no nonperforming investment securities and other assets at December 31, 1999. Nonperforming investment securities at June 30, 2000 totaled $1.2 million and consisted of a foreign debt security available for sale. The value of this security was determined by applying SFAS 115 and a write-off was not deemed necessary.

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

 The following table indicates the maturities and amounts of certificates of deposit and other time deposits issued in denominations of $100,000 or more as of June 30, 2000:

MATURITIES OF AND AMOUNTS OF CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS $100,000 OR MORE
(in thousands)


                                Certificates of Deposit    Other Time Deposits
                                    $100,000 or More        $100,000 or More                 Total
                                 ----------------------   ----------------------    -------------------
Three months or less                  $        125,878         $         21,482         $      147,360
Over 3 through 6 months                         91,255                      336                 91,591
Over 6 through 12 months                       140,511                    4,151                144,662
Over 12 months                                  67,839                        -                 67,839
                                 ----------------------   ----------------------    -------------------
Total                                 $        425,483         $         25,969         $      451,452
                                 ======================   ======================    ===================



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


                                                                    INTEREST RATE SENSITIVITY REPORT
                                                                        (Dollars in thousands)
                                        ------------------------------------------------------------------------------------------
                                        0 to 30     31 to 90    91 to 180    181 to 365      1 to 5       Over 5
                                         Days         Days        Days          Days         Years        Years        Total
                                        ------------------------------------------------------------------------------------------
Earning Assets:
   Loans                                 $ 563,390   $ 162,947    $ 108,094    $   79,613    $ 167,544    $  18,608  $  1,100,196

   Federal funds sold                       39,933                                                                         39,933

   Investment securities                   139,458      72,282       27,593        25,176       11,966       86,125       362,600

   Interest earning deposits with
     other banks                            30,064      39,877       16,333        38,765        4,000                    129,039
                                        ------------------------------------------------------------------------------------------
Total                                      772,845     275,106      152,020       143,554      183,510      104,733     1,631,768
                                        ------------------------------------------------------------------------------------------

Funding Sources:
   Savings and transaction deposits         30,023      75,764       36,750                                               142,537

   Certificates of deposits of $100K
     or more                                46,349      79,529       91,255       140,511       67,839                    425,483

   Certificates of deposits under $100K     42,706     137,314      216,536       220,732      123,611           38       740,937

   Other time deposits                      18,480       3,002          336         4,151                                  25,969

   Funds overnight                         101,085                                                                        101,085

   Trust preferred securities                                                                                12,650        12,650
                                        ------------------------------------------------------------------------------------------
Total                                    $ 238,643   $ 295,609    $ 344,877     $ 365,394    $ 191,450    $  12,688  $  1,448,661
                                        ==========================================================================================

Interest sensitivity gap                 $ 534,202  $ (20,503)  $ (192,857)   $ (221,840)   $  (7,940)    $  92,045   $   183,107
                                        ==========================================================================================

Cumulative gap                           $ 534,202   $ 513,699    $ 320,842     $  99,002    $  91,062    $ 183,107
                                        ============================================================================
Cumulative gap as a percentage
   of total earning assets                  32.74%      31.48%       19.66%         6.07%        5.58%       11.22%
                                        ============================================================================


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

As part of its examination process, the OCC required the Bank on April 25, 2000, among other things, to take $32 million in transfer risk reserves related to the Bank's exposure in Ecuador. The Bank had already established such transfer risk reserves in its regulatory Call Reports as of December 31, 1999. Pursuant to the OCC requirement, however, the Bank during the second quarter 2000 refiled the relevant 1998 and 1999 Call Reports as directed by the OCC. While the Bank has taken the actions directed by the OCC for regulatory reporting purposes only, it disagrees with the OCC's interpretations of the regulatory accounting rules and is appealing such directions to an Administrative Law Judge within the OCC in the formal administrative proceeding described below.

 The OCC initiated formal administrative action in February 2000 under Section 8 of the Federal Deposit Insurance Act which the Bank has not agreed to and which the Bank is appealing and disputing in appropriate administrative actions within the OCC. As a part of the formal administrative action, the OCC has issued a temporary cease and desist order to the Bank containing certain accounting and capital requirements and requiring certain reports and filings, all of which the

Bank believes it has complied with or was already in compliance with, except for certain reports which it will prepare and deliver in a timely manner under the order. In the formal administrative action proceeding the OCC is seeking a cease and desist order to permanently order the actions required in the temporary cease and desist order. Inasmuch as the Bank had already taken the transfer risk reserve directed by the OCC, if the Bank is unsuccessful in its appeal the Bank does not expect any material effect on the Bank's financial statements. The capital ratios set forth below also reflect the transfer risk reserve directed by the OCC and, accordingly, will not change if the Bank is unsuccessful in its appeal. Under applicable regulatory guidelines, however, the Bank may not appoint new directors or senior officers without the prior consent of the OCC or accept new, or renew, "brokered deposits" without the prior approval of the Federal Deposit Insurance Corporation. The Bank does not anticipate that either of such restrictions will have any material adverse effect on its business or operations.

The Company is required by the Board of Governors of the Federal Reserve System to file its reports with the Federal Reserve in accordance with GAAP, not in accordance with the OCC's regulatory accounting interpretations. As such, the capital ratios presented for the Company are calculated on a different basis than those presented for the Bank because of the aforementioned adjustments.

COMPANY CAPITAL RATIOS
(Dollars in thousands)


                                                           June 30, 2000                         December 31, 1999
                                                ------------------------------------    ------------------------------------
                                                     Amount             Ratio                Amount             Ratio
                                                ------------------------------------    ------------------------------------
Tier 1 risk-weighted
Capital:

   Actual                                           $     133,577             11.3%         $     116,769             10.0%
   Minimum                                                 47,266              4.0%                46,553              4.0%
Total risk-weighted
Capital:

   Actual                                                 148,833             12.6%               131,854             11.3%
   Minimum                                                 94,531              8.0%                93,106              8.0%
Leverage:
   Actual                                                 133,577              7.9%               116,769              6.9%
   Minimum                                                 50,906              3.0%                50,685              3.0%


BANK CAPITAL RATIOS
(Dollars in thousands)


                                                     June 30, 2000                          December 31, 1999
                                             ----------------------------------    ----------------------------------
                                                  Amount           Ratio                Amount           Ratio
                                             ----------------------------------    ----------------------------------
Tier 1 risk-weighted capital:

   Actual                                        $    124,760            11.0%        $     109,147             9.4%
   Minimum to be well capitalized                      69,349             6.0%               69,721             6.0%
   Minimum to be adequately capitalized                46,233             4.0%               46,481             4.0%
Total risk-weighted capital:
   Actual                                             139,492            12.2%              124,209            10.7%
   Minimum to be well capitalized                     115,582            10.0%              116,202            10.0%
   Minimum to be adequately capitalized                92,466             8.0%               92,962             8.0%
Aeverage:
  Actual                                              124,760             7.4%              109,147             6.5%
   Minimum to be well capitalized                      84,843             5.0%               84,187             4.0%
   Minimum to be adequately capitalized                67,874             4.0%               67,350             4.0%


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


                                              YIELDS EARNED AND RATE PAID
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         FOR THE SIX MONTHS ENDED
                                                        JUNE 30, 2000                                JUNE 30, 1999
                                           ------------------------------------------  --------------------------------------------
                                              AVERAGE        REVENUE/        YIELD/        AVERAGE        REVENUE/        YIELD/
                                              BALANCE         EXPENSE         RATE         BALANCE        EXPENSE          RATE
                                           ------------------------------------------  --------------------------------------------
TOTAL EARNING ASSETS
LOANS:
    Commercial loans                            $1,058,511       $49,927       9.33%         $1,038,509      $45,004         8.62%
    Acceptances Discounted                         114,067         5,455       9.46%            113,276        5,031         8.83%
    Overdraft                                        7,475           878      23.23%              9,271          985        21.13%
    Mortgage loans                                   2,108            85       7.98%              3,711          116         6.22%
                                           ------------------------------              ------------------------------
TOTAL LOANS                                      1,182,161        56,345       9.43%          1,164,767       51,136         8.73%

Time Deposit with Banks                            153,161         7,278       9.40%            158,758        6,995         8.76%
Investments                                        259,924         9,466       7.20%            159,007        4,499         5.63%
Federal funds sold                                  51,137         1,518       5.87%             34,764          849         4.86%
                                           ------------------------------   ---------  ------------------------------   -----------

     Total Investments and Time Deposit
       with Banks                                  464,222        18,262       7.78%            352,529       12,343         6.96%

Total Interest Earning assets                    1,646,383        74,607       8.96%          1,517,296       63,479         8.32%
                                                           --------------   ---------                   -------------   -----------
Total non interest earning assets                   86,765                                      104,533
                                           ----------------                            -----------------
TOTAL ASSETS                                    $1,733,148                                   $1,621,829
                                           ================                            =================
Interest Bearing Liabilities

DEPOSITS:
    NOW and savings accounts                       $21,916           265       2.39%            $22,756          271         2.37%
    Money Market                                    44,817         1,310       5.78%             44,762        1,028         4.57%
    Presidential Money Market                       68,578         1,921       5.54%             33,119          789         4.74%
    Certificate of Deposits (including IRA)      1,217,235        35,794       5.82%          1,121,146       30,444         5.40%
    Time Deposits with Banks (IBF)                  87,530         2,365       5.34%            107,695        2,482         4.58%
                                           ------------------------------   ---------  ------------------------------   -----------

TOTAL DEPOSITS                                   1,440,076        41,655       5.72%          1,329,478       35,014         5.24%
Trust preferred securities                          12,650           617       9.75%             12,522          615         9.77%
Federal Funds Purchased                                 27             1       6.48%              2,734          103         7.49%
Other Borrowings                                        --            --         --%              1,614           41         5.05%
                                           ------------------------------   ---------  ------------------------------   -----------
Total interest bearing liabilities               1,452,753        42,273       5.76%          1,346,348       35,773         5.28%
                                           ------------------------------   ---------  ------------------------------   -----------
Non interest bearing liabilities
    Demand Deposits                                 78,032                                       73,940
    Other Liabilities                               56,076                                       71,832
                                           ----------------                            -----------------
Total non interest bearing liabilities             134,108                                      145,772

Stockholders' equity                               146,287                                      129,709
                                           ----------------                            -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $1,733,148                                   $1,621,829
                                           ================                            =================
NET INTEREST INCOME/NET INTEREST SPREAD                          $32,334       3.21%                         $27,706         3.04%
                                                           ==============   =========                   =============   ===========
MARGIN:

INTEREST INCOME/INTEREST EARNING ASSETS                                        9.09%                                         8.44%
INTEREST EXPENSE/INTEREST EARNING ASSETS                                       5.15%                                         4.76%
                                                                            ---------                                   -----------
    NET INTEREST MARGIN                                                        3.94%                                         3.68%
                                                                            =========                                   ===========



PROVISION FOR CREDIT LOSSES

The Company's provision for credit losses decreased to $750 thousand for the six months ended June 30, 2000 from $2.6 million for the same period in 1999. The level of the provision for the period decreased due to the following factors: a) decrease in loans from December 31, 1999 to June 30, 2000, b) the relatively low level of charge-offs to average loans during the period, c) the application of the Bank's methodologies utilized in estimating the adequacy of the allowance for loan losses did not reveal a need to increase the allowance and d) a reallocation of specific reserves due to the payoff of certain criticized foreign loans supported the increase in nonperforming loans without the need for additional reserves. Net loan charge-offs during the first six months of 2000 amounted to $1.93 million compared to $2.74 million for the same period in 1999. The allowance for credit losses increased from $12.7 million at June 30, 1999 to $20.2 million at June 30, 2000.

NON-INTEREST INCOME

Non-interest income increased to $10.9 million for the six months ended June 30, 2000 compared to $9.4 million for the same period in 1999. The increase in gain on sale of assets of $2.0 million related to the sale of foreign debt securities previously written down. The increase in structuring and syndication fees of $390 thousand, was offset by a decrease in trade finance fees and commissions of $1.4 million.

The following table sets forth details regarding the components of non-interest income for the periods indicated.

NON-INTEREST INCOME
(Dollars in thousands)

                                                  For the Six Months Ended June 30,
                                        -----------------------------------------------
                                                         1999 to 2000
                                            2000        Percent Change        1999
                                        -------------   ----------------  -------------
Trade finance fees and commissions         $   4,984             -22.5%      $   6,432
Structuring and syndication fees               2,187              21.7%          1,797
Customer service fees                            849              10.1%            771
Gain on sale of assets                         2,691            1157.5%            214
Other                                            188               7.4%            175
                                        -------------   ----------------  -------------
Total non-interest income                 $   10,899              16.1%      $   9,389
                                        =============   ================  =============

OPERATING EXPENSES

Operating expenses increased to $17.6 million for the six months ended June 30, 2000 from $14.6 million for the same period in 1999, a 20.6 percent increase. The majority of this increase was in other losses and charge-offs which increased to $2.6 million from $1.1 million largely as a result of a write off of a receivable. This miscellaneous receivable represented $1.7 million due for structuring and syndication services provided by the Bank, of which the customer had made a partial payment. A dispute arose between the Bank and the customer regarding the balance owed, which was settled and resulted in a write-off of $1 million and payment in full of the balance. The Company's efficiency ratio increased to 41.6 percent for the six month period ended June 30, 2000 from 38.5 percent for the same period in 1999.

The following table sets forth details regarding the components of operating expenses for the periods indicated.

OPERATING EXPENSES
(Dollars in thousands)


                                                        For the Six Months Ended June 30,
                                                   ---------------------------------------------
                                                                  1999 to 2000
                                                      2000       Percent Change         1999
                                                   -----------  -----------------    -----------
Employee compensation and benefits                   $  7,069               8.6%       $  6,511
Occupancy and equipment                                 2,452              22.8%          1,997
Legal Expenses                                          1,071             -12.3%          1,221
Other losses & charge-offs                              2,581             136.1%          1,093
Other operating expenses                                4,419              16.0%          3,808
                                                   -----------  -----------------    -----------
Total operating expenses                            $  17,592              20.2%       $ 14,630
                                                   ===========  =================    ===========


QUARTER OVERVIEW

The Company continued to experience growth in its core business resulting in Net Income increasing by 17.5 percent when compared the quarter ended June 30, 2000 to the same period in 1999. The results were primarily affected by net interest income after the provision for credit losses increased by 26.0 percent, offset by non-interest income decreasing by 6 percent to $4.8 million for the three months ended June 30, 2000, compared to $5.1 million for the same period in 1999. In addition, operating expenses increased to $8.6 million for the quarter ended June 30, 2000 from $7.5 million for the same period in 1999. Below is a detailed discussion of the specific changes in the results of operations.

RESULTS OF OPERATIONS - SECOND QUARTER

Net interest income increased to $15.8 million for the quarter ended June 30, 2000 from $14.3 million for the same period in 1999, a 10.5 percent increase. This increase was due to an increase in average earning assets of 12.1 percent to $1.663 billion, from $1.483 billion for the same period in 1999. Average loans decreased to $1.121 billion after excluding $136 million in loans reclassified to investments available for sale discussed earlier. In addition, average investments increased by approximately $86 million to $344.9 million after considering the reclassification of investments recorded at December 31, 1999. Net interest margin decreased by 10 basis points to 3.81 percent for the quarter ended June 30, 2000, from 3.91 percent for the same period in 1999. The primary reason for the decrease in the net interest margin is a result of increased liquidity during the quarter ended June 30, 2000.

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


                                         YIELDS EARNED AND RATE PAID
----------------------------------------------------------------------------------------------------------------------------------
                                                                          For The Quarter Ended
                                            --------------------------------------------------------------------------------------
                                                      June 30, 2000                                   June 30, 1999
                                            -------------------------------------------  -----------------------------------------
                                              Average        Revenue/         Yield/       Average      Revenue/       Yield/
                                              Balance         Expense          Rate        Balance       Expense        Rate
                                            -------------------------------------------  -----------------------------------------
TOTAL EARNING ASSETS

LOANS:

    Commercial loans                             $996,724         $23,674        9.40%     $1,048,923       $22,883         8.73%
    Acceptances Discounted                        113,569           2,733        9.52%        109,550         2,389         8.72%
    Overdraft                                       9,191             491       21.13%          6,505           289        17.77%
    Mortgage loans                                  2,089              42        7.95%          2,322            45         7.75%
                                            ------------------------------               ---------------------------
TOTAL LOANS                                     1,121,573          26,940        9.50%      1,167,300        25,606         8.77%

Time Deposit with Banks                           144,214           3,437        9.43%        162,295         3,754         9.25%
Investments                                       344,565           6,414        7.36%        122,672         1,744         5.69%
Federal funds sold                                 52,386             815        6.15%         31,084           383         4.93%
                                            ------------------------------  -----------  ---------------------------  ------------
     Total Investments and Time Deposit
       with Banks                                 541,165          10,666        7.80%        316,051         5,881         7.44%

Total Interest Earning assets                   1,662,738          37,606        8.95%      1,483,351        31,487         8.49%
                                                          ----------------  -----------               --------------  ------------
Total non interest earning assets                  84,877                                      87,781
                                            --------------                               -------------
TOTAL ASSETS                                   $1,747,615                                  $1,571,132
                                            ==============                               =============

INTEREST BEARING LIABILITIES

DEPOSITS:

    NOW and savings accounts                      $21,663             133        2.43%        $23,847           162         2.72%
    Money Market                                   45,578             680        5.90%         43,686           499         4.57%
    Presidential Money Market                      71,577           1,015        5.61%         40,482           484         4.78%
    Certificate of Deposits (including IRA)     1,218,136          18,301        5.94%      1,082,645        14,556         5.38%
    Time Deposits with Banks (IBF)
      and Other                                    95,344           1,361        5.65%        102,145         1,145         4.48%
                                            ------------------------------  -----------  ---------------------------  ------------
TOTAL DEPOSITS                                  1,452,298          21,490        5.85%      1,292,805        16,846         5.21%

Trust preferred securities                         12,650             308        9.74%         12,650           313         9.90%
Federal Funds Purchased                                --              --          --%             --            --         0.00%
Other Borrowings                                       --              --          --%          3,101            39         5.03%
                                            ------------------------------  -----------  ---------------------------  ------------
Total interest bearing liabilities              1,464,948          21,798        5.89%      1,308,556        17,198         5.26%
                                            ------------------------------  -----------  ---------------------------  ------------

Non interest bearing liabilities
    Demand Deposits                                74,893                                      72,389
    Other Liabilities                              59,691                                      57,126
                                            --------------                               -------------
Total non interest bearing liabilities            134,584                                     129,515

Stockholders' equity                              148,083                                     133,061
                                            --------------                               -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $1,747,615                                  $1,571,132
                                            ==============                               =============

NET INTEREST INCOME/NET INTEREST SPREAD                           $15,808        3.06%                      $14,289         3.23%
                                                          ================  ===========               ==============  ============

MARGIN

INTEREST INCOME/INTEREST EARNING ASSETS                                          9.07%                                      8.61%
INTEREST EXPENSE/INTEREST EARNING ASSETS                                         5.26%                                      4.70%
                                                                            -----------                               ------------
    NET INTEREST MARGIN                                                          3.81%                                      3.91%
                                                                            ===========                               ============


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

NON-INTEREST INCOME
(Dollars in thousands)

                                               For the Three Months Ended June 30,
                                     --------------------------------------------------------
                                                             2000 to 1999
                                          2000              Percent Change          1999
                                     ----------------      -----------------     ------------
Trade finance fees and commissions       $     2,219                 -35.5%         $  3,442
Structuring and syndication fees                 699                 -42.7%            1,220
Customer service fees                            449                  26.1%              356
Gain on sale of assets                         1,343                4874.1%               27
Other                                             84                  50.0%               56
                                     ----------------      -----------------     ------------
Total non-interest income                $     4,794                  -6.0%        $   5,101
                                     ================      =================     ============


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

OPERATING EXPENSES
(Dollars in thousands)


                                                 For the Three Months Ended June 30,
                                          ---------------------------------------------------
                                                             2000 to 1999
                                              2000          Percent Change          1999
                                          --------------    ----------------    -------------
Employee compensation and benefits             $  3,783               19.5%          $ 3,167
Occupancy and equipment                           1,154               11.3%            1,037
Other operating expenses                          3,641               11.8%            3,257
                                          --------------    ----------------    -------------
Total operating expenses                       $  8,578               15.0%          $ 7,461
                                          ==============    ================    =============

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On January 13, 1998 Development Specialists, Inc., the Liquidating Trustee of the Model Imperial Liquidating Trust established under the Plan of Reorganization in the Model Imperial, Inc. Chapter 11 Bankruptcy proceeding, filed an action against Hamilton Bank in the United States Bankruptcy Court for the Southern District of Florida objecting to Hamilton Bank's proof of claim in the Chapter 11 proceeding and affirmatively seeking damages against Hamilton Bank in excess of $34 million for alleged involvement with former officers and directors of Model Imperial, Inc. in a scheme to defraud Model Imperial, Inc. and its bank lenders. The action is one of several similar actions that were filed by the Trustee against other defendants that were involved with Model Imperial seeking essentially the same amount of damages as in the action against Hamilton Bank. The Company believes the claims are without merit and is vigorously defending the action. A trial of various bankruptcy preference claims in excess of $12,000,000 was held in November, 1999. The Judge rendered a decision on May 16, 2000 holding Hamilton Bank's proof of claim was subordinate to DSI's and granting monetary bankruptcy preference damages against Hamilton Bank in the amount of $2,448,148. A $600 thousand accrual for a probable loss was recorded June 30, 2000. Following the Guidance of SFAS 5 and based on the conclusions reached by our counsel, we estimated that it was probable that a $600 thousand loss occurred. Both Hamilton Bank and DSI have appealed this decision.

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

Date:  December 18, 2000              Hamilton Bancorp Inc.


                                      /s/ J. Carlos Bernace
                                      ------------------------------------
                                      J. Carlos Bernace,
                                      Executive Vice President



                                      /s/ Eva Lynn Hernandez
                                      --------------------------------------
                                      Eva Lynn Hernandez
                                      Vice President - Finance, Controller
                                       and Chief Accounting Officer

Exhibit 1 of the Registrant's Form 10Q for the quarterly period ended June 30, 2000 is hereby amended to read as follows:




EXHIBIT 1

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                        CALCULATION OF EARNINGS PER SHARE
                  (Dollars in thousands, except per share data)

                                                                                             As Restated,
                                                                                             see Note 5
                                                            Three Months Ended June 30,      Six Months Ended June 30,
                                                           ------------------------------  -------------------------------
                                                                2000           1999            2000            1999
                                                           --------------- --------------  -------------- ----------------
Basic

Weighted average number of common shares outstanding           10,081,147     10,065,908      10,081,147       10,061,037

Net income                                                         $7,556         $6,433         $15,973          $12,501

Basic earnings                                                      $0.75          $0.64           $1.58            $1.24

Diluted:

Weighted average number of common shares outstanding           10,081,147     10,065,908      10,081,147       10,061,037

Potential common shares outstanding - options                     149,168        208,619         144,691          215,316
                                                           --------------- --------------  -------------- ----------------

Total common and potential common shares outstanding           10,230,315     10,274,527      10,225,838       10,276,353

Net income                                                         $7,556         $6,433         $15,973          $12,501

Diluted earnings per share                                          $0.74          $0.63           $1.56            $1.22

