Form 10-K/A
period 1999-12-31
HAMILTON BANCORP INC
filed 2001-06-08
CIK 894172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K/A-2

(MARK ONE)

[X] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934:

         FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM             TO
                                        -------------   --------------

                         COMMISSION FILE NUMBER 0-20960

                              HAMILTON BANCORP INC.
             (Exact Name of Registrant as Specified in Its Charter)

           FLORIDA                                     65-0149935
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

  3750 N.W. 87TH AVENUE, MIAMI, FLORIDA                  33178
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

                          COMMON STOCK, $.01 PAR VALUE

                 9.75% BENEFICIAL UNSECURED SECURITIES, SERIES A
    (LIQUIDATION AMOUNT $10 PER CAPITAL SECURITY) OF HAMILTON CAPITAL TRUST I
                                (Title of Class)

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

ITEMS 1, 3 AND 6 OF PART I AND ITEMS 7, 7A AND 8 OF PART II OF THE REGISTRANT'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999 ARE HEREBY AMENDED TO READ AS
FOLLOWS:

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

         Brazilian, Ecuadorian and Venezuelan financial and securities markets, as well as other financial and securities markets in the Region, are, to varying degrees, influenced by economic and market conditions in other emerging market countries and other countries in the Region. Although economic conditions are different in each country, investor reaction to developments in one country can have significant effects on the financial markets and securities of issuers in other countries. These developments have adversely affected the securities and other financial markets in many emerging markets, including Brazil, Ecuador and Venezuela. One result of these difficulties has been the closing of numerous banks in some countries in the Region, especially in Ecuador. To date, however, the Ecuadorian government has guaranteed the obligations of such closed banks in Ecuador. The ensuing increased market volatility in these securities and other financial markets have also been attributed, at least in part, to the effect of these and other similar events. There can be no assurance that the various financial and securities markets in the Region, including Brazil, Ecuador and Venezuela, will not continue to be adversely affected by events elsewhere, especially in other emerging markets and in other countries in the Region.

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

         Trade Finance Services and Products

         The manufacture or production and distribution of any product or good generally result in a number of trade transactions, which, together, make up a trade cycle. For example, a seller of shirts purchases buttons and materials, arranges for manufacture and often contracts with a distributor who sells the products to retailers. The Company attempts to become involved in and to finance as many stages of a trade cycle as possible. Since the Company's primary focus is on trade finance, the Company offers a wider array of trade finance products and services than most institutions it competes with, although some of the Company's products and services, such as import and export letters of credit, are offered by almost all financial institutions engaged in trade finance, and most of the Company's products are offered by some financial institutions. The principal trade related products and services, which the Company offers, include:

         - Commercial Documentary Letters of Credit. Commercial documentary letters of credit are obligations issued by a financial institution in connection with trade transactions where the financial institution's credit is effectively substituted for that of its customer, who is buying goods or services from the beneficiaries of those letters of credit. When the bank issuing a letter of credit is not well known or is an unacceptable risk to the beneficiary, the issuing bank must obtain a guarantee or confirmation of the letter of credit by an acceptable bank in the beneficiary's market. When the Company confirms a letter of credit it assumes the credit risk of the issuing bank and generally takes a security interest in the goods being financed. These obligations, which are governed by their own special set of legal rules, call for payment by the financial institution against presentation of certain documents showing that the purchased goods or services have been provided or are forthcoming. From time to time, a financial institution issues a commercial documentary letter of credit ("back-to-back") against receipt of a letter of credit from another bank in order to finance the purchase of goods. The Company commenced its trade financing activities by confirming letters of credit for correspondent financial institutions in the Region and then began to sell other products and services to the beneficiaries of such letters of credit. Commercial letters of credit are contingent liabilities of the Company that are not recorded on the Company's balance sheet and which generate fee income. Upon payment of a letter of credit, the Company may refinance the obligation through a loan, which will be reflected on the Company's balance sheet as "Loans-net."

         - Bankers' Acceptances. A bankers' acceptance is a time draft drawn on a bank and accepted by it. Acceptance of the draft obligates the bank to unconditionally pay the face value to whomever presents it at maturity. Drafts accepted by the Company are reflected on the asset side of the Company's balance sheet as "Due from Customers on Bankers' Acceptances" and on the liability side as "Bankers' Acceptances Outstanding." The Company receives a fee upon acceptance of a draft. Discounted bankers' acceptances represent the purchase by a financial institution of a draft at a discount. This assists an exporter in providing terms to an importer under a letter of credit and also provides liquidity to the exporter. Discounted bankers' acceptances are discounts of forward maturity items and are included on the Company's balance sheet under "Loans-net." The Company receives both fee and interest income from discounted bankers' acceptances.

         - Discounted Trade Acceptances. Discounted trade acceptances represent an obligation of an importer to pay money on a certain date in the future, which obligation has been accepted by the importer as payable to the exporter, then sold by the exporter at a discount to a financial institution. If with recourse, the financial institution as holder of this instrument has recourse at maturity of the acceptance to the exporter as well as the accepting importer. If without recourse, the financial institution holding the acceptance has no recourse to the exporter, but only to the accepting importer. Discounted trade acceptances are discounts of forward maturity items and are included on the Company's balance sheet under "Loans-net." The Company receives primarily interest income from discounted trade acceptances.

         - Pre-export Financing. Pre-export financing is provided by a financial institution, either directly or indirectly through a second bank, to an exporter who has a definitive international contract for the sale of certain goods or services. Such financing funds the exporter's manufacture, assembly and sale of these goods or services to the purchaser abroad. Pre-export financing is reflected on the balance sheet as "Loans-net". The Company receives primarily interest income from pre-export financing.

         - Warehouse Receipt Financing. Warehouse receipt financing provides temporary financing, usually at a significant loan to collateral discount, for goods temporarily held in an independent warehouse pending their sale and/or delivery in a trade transaction. The goods are evidenced by a receipt issued by the independent warehouse where the goods are stored. Possession of that receipt gives the financial institution a perfected security interest in those goods to collateralize the credit that it is providing. Warehouse receipt financing is reflected on the balance sheet as "Loans-net". The Company receives primarily interest income from warehouse receipt financing.

         - Documentary Collections. For a fee, a United States financial institution will assist financial institutions to collect at maturity various drafts, acceptances or other obligations which have come due and which are owed by parties abroad or in the United States. Documentary collections are not reflected on the balance sheet and are not contingent obligations of the Company. The Company receives fee income from documentary collections.

         - Foreign Exchange Transactions. Foreign exchange services consist of the purchase of foreign currency on behalf of a customer. This service includes both spot and forward transactions. Such transactions may be conducted in both hard and soft currencies (i.e., those which are widely accepted internationally and those that are not). The Company conducts such transactions in both types of currencies. Foreign exchange transactions are not reflected on the balance sheet and represent contingent liabilities of the Company. The Company receives fee income from foreign exchange transactions.

         - Standby Letters of Credit. Standby letters of credit effectively represent a guarantee of payment to a third party by a financial institution, usually not in connection with an individual trade transaction. The Company does not favor standby letters of credit. They are only issued by the Company in situations where the Company believes it is adequately and properly secured or that the customer is in very strong financial condition. Standby letters of credit are not reflected on the balance sheet and represent contingent liabilities of the Company. The Company receives fee income from standby letters of credit.

         - International Cash Management. The Company assists corporations and banks in the Region with the clearing of checks drawn on United States financial institutions. As a United States financial institution and a member of the Federal Reserve System, Hamilton Bank is able to provide quick and efficient clearing of these items. The provision of these services often leads to the Company providing other products and services to corporations and banks.

         - Structuring and Syndication Fees. The Company also offers structured credit facilities to match medium-term financing needs with medium term assets; to syndicated transactions to maximize the Bank's capabilities within the international banking markets; to provide alternatives to lease transactions as well as portfolio and/or capital equipment financing; and to assist in a consolidation and/or buy-out environment. These services generate fee income. During 1999, approximately 32% was related to domestic transactions and 68% was international transactions.

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

         Hamilton Bancorp is required by the Federal Reserve to act as a source of financial strength and to take measures to preserve and protect Hamilton Bank. As a result, Hamilton Bancorp may be required to inject capital in Hamilton Bank if Hamilton Bank at any time lacks such capital and requires it. The Federal Reserve may charge a bank holding company such as Hamilton Bancorp with unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. Any loans from Hamilton Bancorp to Hamilton Bank which would count, as capital of Hamilton Bank must be on terms subordinate in right of payment to deposits and to most other indebtedness of Hamilton Bank.

         The Federal Reserve, the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation collectively has extensive enforcement authority over bank holding companies and national banks in the United States. This enforcement authority, initiated generally for violations of law and unsafe or unsound practices, includes, among other things, the ability to assess civil money penalties, to initiate injunctive actions, to issue orders prohibiting or removing a bank holding company's or a bank's officers, directors and employees from participating in the institution and, in rare cases, to terminate deposit insurance.

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

         In addition, the federal bank regulatory authorities have established guidelines for a minimum leverage ratio (Tier 1 capital to average total assets). These guidelines provide for a minimum leverage ratio of 3% for banking organizations that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating. Banking organizations not meeting these criteria or which are experiencing or anticipating significant growth are required to maintain a leverage ratio which exceeds the 3% minimum by at least 100 to 200 basis points. The leverage ratios of Hamilton Bancorp and Hamilton Bank as of December 31, 1998 and 1999 are discussed in Note 8 to the consolidated financial statements.

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

         See Recent Regulatory Developments on page 10.

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

         See Recent Regulatory Developments on page 10.

DIVIDENDS

         Hamilton Bank is subject to legal limitations on the frequency and amount of cash dividends that can be paid to Hamilton Bancorp. The OCC, in general, also has the ability to prohibit cash dividends by Hamilton Bank, which would otherwise be permitted under applicable regulations if the OCC determines that such distribution would constitute an unsafe or unsound practice.

         For Hamilton Bank, the approval of the OCC is required for the payment of cash dividends in any calendar year if the total of all cash dividends declared by Hamilton Bank in that year exceeds the current year's net income combined with the retained net income of the two preceding years. "Retained net income," means the net income of a specified period less any common or preferred stock cash dividends declared for that period. Moreover, no cash dividends may be paid by a national bank in excess of its undivided profits account.

         In addition, the Federal Reserve and the Federal Deposit Insurance Corporation have issued policy statements, which provide that, as a general matter, insured banks and bank holding companies may pay cash dividends only out of current operating earnings.

         In accordance with the above regulatory restrictions, Hamilton Bank had the ability to pay cash dividends, and on December 31, 1999 an aggregate of $33.8 million was available for the payment of dividends to Hamilton Bancorp without prior regulatory approval. In accordance with the above regulatory restrictions, Hamilton Bank had the ability to pay cash dividends, and on December 31, 1999 an aggregate of $33.8 million was available for the payment of dividends to Hamilton Bancorp without prior regulatory approval. Notwithstanding the foregoing, under the September 8, 2000 Order discussed below in Recent Regulatory Developments Hamilton Bank may not pay dividends without the approval of the OCC. See Recent Regulatory Developments on page 10.

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

         A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically under-capitalized." At December 31, 1999 Hamilton Bancorp believes that Hamilton Bank's capital position exceeds the highest classification of "well capitalized." Since September 8, 2000, however, the Bank's capital category for Prompt Corrective Action ("PCA") purposes has been "adequately capitalized. On March 28, 2001, the OCC notified the Bank of its intent to reclassify the Bank to "undercapitalized" for PCA purposes based on the findings in its most recent examination. (In fact, but for the September 8 Order requiring Hamilton Bank to achieve and maintain higher capital levels, Hamilton Bank's capital category as of December 31, 2000 would be "well capitalized", which requires that Tier 1, Total and leverage capital ratios equal or exceed 8%, 10% and 6%, respectively.) See Recent Regulatory Developments on page 10.

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

RESERVE REQUIREMENTS

         Hamilton Bank is required to maintain reserves against its transaction accounts. The reserves must be maintained in an interest-free account at the Federal Reserve Bank of Atlanta. Reserve requirements and the amount of required reserves are subject to adjustment by the Federal Reserve from time to time. The current rate for reserves is 3% of a depository institution's transaction accounts (less certain permissible deductions) up to $52 million, plus 10% of the amount over $52 million.

RECENT REGULATORY DEVELOPMENTS

         In February 2000, the OCC initiated a formal administrative action against Hamilton Bank alleging various unsafe and unsound practices discovered through an Examination of Hamilton Bank as of August 23, 1999. On September 8, 2000, the OCC and Hamilton Bank settled the administrative action by entering into a cease and desist order by consent (the "September 8 Order"). The September 8 Order required Hamilton Bank to comply with, among other things, certain accounting and capital requirements and to make specified reports and filings. The September 8 Order also required Hamilton Bank to maintain Tier 1, Total and leverage capital ratios of 10%, 12% and 7%, respectively, and to not pay dividends without prior written approval of the OCC. As of December 31, 2000, Hamilton Bank's Tier 1, Total and leverage capital ratios were 9.36%, 10.68% and 6.49%, respectively.

         On March 28, 2001, the OCC issued a Notice of Charges for Issuance of an Amended Order to Cease and Desist (the "Notice of Charges") against Hamilton Bank. The Notice of Charges alleged that Hamilton Bank has violated certain federal banking laws and regulations by, among other things, (i) making loans in 1999 in violation of applicable lending limits; (ii) failing to file accurate Call Reports; (iii) failing to file Suspicious Activity Reports ("SARs") with respect to certain transactions; (iv) failing to provide a system of internal controls to ensure ongoing compliance with the Bank Secrecy Act (the "BSA") and
(v) engaging in unsafe and unsound practices. The Notice of Charges also alleged that Hamilton Bank has violated the September 8 Order by approving certain overdrafts and making certain loans. Under the Notice of Charges, the OCC seeks the issuance of an Amended Order to Cease and Desist (the "Proposed Amended Order"). In connection with the issuance of the Notice of Charges, the OCC issued a Temporary Order to Cease and Desist (the "Temporary Order") also on March 28, 2001. The Temporary Order requires Hamilton Bank to, among other things, (i) comply with specified internal procedures in connection with the making of loans and overdrafts and the placement of funds; (ii) develop, implement and adhere to a written program acceptable to the OCC to ensure compliance with the BSA; (iii) comply with specified procedures with respect to pouches received by the Bank and existing foreign correspondent accounts; and
(iv) develop, implement and adhere to a written program acceptable to the OCC to ensure compliance with the requirements to file SARs. In addition, the Temporary Order prohibits the Bank from engaging in transactions with certain named persons and entities, or with any parties who provide funding to such persons and entities.

         The Proposed Amended Order contains provisions which are substantially the same as those contained in the Temporary Order, as well as additional requirements. The additional provisions contained in the Proposed Amended Order would also require Hamilton Bank to, among other things, (i) achieve and maintain Tier 1, Total and leverage capital ratios of 12%, 14% and 9%, respectively; (ii) develop, implement and adhere to a three year capital plan acceptable to the OCC; and (iii) obtain the approval of the OCC with respect to the appointment of new directors and senior officers.

         In addition, by letter dated March 28, 2001 (the "PCA Notice"), the OCC notified the Company of its intent to "reclassify" the capital category of Hamilton Bank to "undercapitalized" for purposes of Prompt Corrective Action ("PCA") based on the OCC's determination that Hamilton Bank is engaging in unsafe and unsound banking practices. Should the OCC be successful in reclassifying Hamilton Bank, the OCC may require that Hamilton Bank comply with certain regulatory requirements as if it were truly undercapitalized, even though under OCC regulations, Hamilton Bank is classified as "adequately capitalized" because of the existence of the September 8 Order.

         The regulatory requirements the OCC may impose should Hamilton Bank be reclassified as "undercapitalized" include (i) restrictions on capital distributions, the payment of management fees, and/or asset growth, (ii) requiring OCC monitoring of the Bank, and (iii) requiring that Hamilton Bank obtain the OCC's prior approval with regards to acquisitions, branching and engaging in new lines of business.

         With respect to the above, Management of the Company believes the Company has several means by which to achieve compliance with the prescribed capital requirements of the September 8 Order. Such plans initially provide for reducing the Bank's size through selected asset run-off; the sale of credit risk which effectively decreases the Bank's regulatory capital requirements; targeted loan sales, including the sale of the Ecuador portfolio subject to ATRR, and loan participations to other banks; and shifting assets to liquid investments which decreases regulatory capital requirements. Additionally, the Bank is working to reach compliance with the other requirements of the September 8 Order.

         But for the September 8 Order requiring the Bank to achieve and maintain higher capital levels, the Bank's capital category as of December 31, 2000 would have been "well capitalized," which required that Tier I, Total and leverage capital ratios equal or exceed 6%, 10% and 5%, respectively.

         Further, management of the Company does not believe that the ratios in the Proposed Amended Order are appropriate or warranted and Management does not intend to agree to such ratios voluntarily. In addition. Management believes the timeframes for achieving such ratios set forth in the Proposed Amended Order are commercially unreasonable.

         However, assuming that the ratios were in fact lawfully imposed and that the Bank was given a reasonable time to achieve such ratios, management believes and anticipates that the Bank would continue to take the actions outlined above in an orderly manner to meet required ratios.

         On March 30, 2001, the Company was advised by the Federal Reserve Bank of Atlanta (the "FRB"), its primary regulator, that the Company and Hamilton Capital Trust should not pay any dividends, distributions or debt payments without the prior approval of the FRB. The Company obtained approval from the FRB to pay the dividend payable on April 2, 2001, amounting to approximately $309,000, on the Series A Beneficial Unsecured Securities (the "Trust Preferred") issued by Hamilton Capital Trust I. There can be no assurance that the FRB will approve any future payments. The Company will not seek such approval and will not pay dividends on the Trust Preferred until the Company's financial condition improves. Pursuant to the documents governing the Trust Preferred, the Company and Hamilton Capital Trust I have the right, under certain conditions, to defer dividend payments for up to 20 consecutive quarters. Any payments deferred in this manner will continue to accumulate.

ITEM 3.  LEGAL PROCEEDINGS.

         On January 13, 1998 Development Specialists, Inc., the Liquidating Trustee of the Model Imperial Liquidating Trust established under the Plan of Reorganization in the Model Imperial, Inc. Chapter 11 Bankruptcy proceeding, filed an action against Hamilton Bank in the United States Bankruptcy Court for the Southern District of Florida objecting to Hamilton Bank's proof of claim in the Chapter 11 proceeding and affirmatively seeking damages against Hamilton Bank in excess of $34 million for alleged involvement with former officers and directors of Model Imperial, Inc. in a scheme to defraud Model Imperial, Inc. and its bank lenders. The action was one of several similar actions that were filed by the Trustee against other defendants that were involved with Model Imperial seeking essentially the same amount of damages as in the action against Hamilton Bank. A trial of various bankruptcy preference claims in excess of $12,000,000 was held in November 1999. The Judge rendered a decision on May 16, 2000 holding that Hamilton Bank's proof of claim was subordinate to DSI's and granting monetary bankruptcy preference damages against Hamilton Bank in the amount of $2,448,148. Both Hamilton Bank and DSI appealed this decision. In December 2000 an agreement was reached in which Hamilton Bank made a net payment of approximately $3.9 million to the Liquidating Trust to settle the case. In his March 28, 2001 Order approving the settlement, the Judge specifically found that the Court had not been presented with any evidence that Hamilton Bank had actual knowledge of any transactions lacking in economic substance. The Judge also found that Hamilton Bank was unaware of Model Imperial's deteriorating financial condition and that Hamilton Bank was instead a victim of Model Imperial's inappropriate transactions.

         Six class action lawsuits were filed against the Company in the Federal District Court for the Southern District of Florida between January 12 and
March 9, 2001. These cases are styled:

         1.       Andris Indriksons v. Hamilton Bancorp, Inc., Case No. 01-156;
         2.       Joe Feldman v. Hamilton Bancorp, Inc., Case No. 01-420;
         3.       Malcolm K. Smith v. Hamilton Bancorp, Inc., Case No. 01-0669;
         4.       Zorba Lieberman v. Hamilton Bancorp, Inc., Case No. 01-0938;
         5.       Herbert Silverman v. Hamilton Bancorp, Inc., Case No. 01-932;
                  and
         6. Trust Advisory Equity Plus, LLC v. Hamilton Bancorp, Inc., Case No. 01-0375.

         The class actions have been brought purportedly on behalf of all purchasers of common stock of the Company between April 21, 1998 and December 22, 2000, except that the Silverman action is brought purportedly on behalf of all purchasers of Hamilton Capital Trust I, series A shares between December 23, 1998 and December 22, 2000. These cases seek to pursue remedies under the Securities Exchange Act of 1934 and, in the Silverman case, under the Securities Act of 1933. The cases have been consolidated as In re Hamilton Bancorp, Inc. Securities Litigation, Case No. 01-156 in the United States District Court for the Southern District of Florida, and the lead plaintiffs appointed by the Court are in the process of preparing a consolidated amended complaint. The discovery process has not yet begun.

         The allegations of the six actions are similar in all material respects. The Indriksons, Feldman, and Smith complaints allege that the defendants made false and misleading statements and omissions between April 21, 1998 and December 22, 2000 with respect to, inter alia, the Company's financial condition, net income, earnings per share, internal controls, underwriting of transactions of loans, accounting for certain financial transactions as independent transactions, the credit quality of the Company's loan portfolio, credit loss reserves, inquiries and orders by the Office of the Comptroller of the Currency, and reporting in accordance with GAAP and related standards, in press releases, Forms 10-Q filed on May 14, 1998, August 14, 1998, November 16, 1998, November 10, 1999, May 16, 2000, August 14, 2000, and Forms 10-K filed on March 31, 1999 and April 14, 2000. Each complaint contains two counts: Count I is a claim against all defendants (the Company, Eduardo A. Masferrer, John M.R. Jacobs and Maria Ferrer-Diaz) under section 10(b) of the Exchange Act, and Count II asserts that the individual defendants are also liable as controlling persons of the Company pursuant to Section 20(a) of the Exchange Act.

         The Trust Advisory Equity Plus and Lieberman complaints allege that the defendants made false and misleading statements and omissions between April 21, 1998 and December 22, 2000 with respect to, inter alia, the Company's financial condition, net income, internal controls, recording of securities purchases and loan sale transactions, credit loss reserves, inquiries and orders by the Office of the Comptroller of the Currency, and reporting in accordance with GAAP and related standards, in press releases, Forms 10-Q filed on May 14, 1998, August 14, 1998, November 16, 1998, May 17, 1999, August 16, 1999, November 10, 1999,
March 31, 2000, May 16, 2000, August 14, 2000, and November 28, 2000, and Forms 10-K filed on March 31, 1999 and April 14, 2000. Each complaint contains two counts: Count I is a claim against all defendants (the Company, Eduardo A. Masferrer, John M.R. Jacobs and Maria Ferrer-Diaz) under section 10(b) of the Exchange Act, and Count II asserts that the individual defendants are also liable as controlling persons of the Company pursuant to Section 20(a) of the Exchange Act.

         Finally, the Silverman complaint alleges that the defendants made false and misleading statements and omissions between April 21, 1998 and December 22, 2000 with respect to, inter alia, the Company's financial condition, net income, earnings per share, internal controls, underwriting of transactions of loans, accounting for certain financial transactions as independent transactions, the credit quality of the Company's loan portfolio, credit loss reserves, inquiries and orders by the Office of the Comptroller of the Currency, and reporting in accordance with GAAP and related standards, in press releases; Forms 10-Q filed on May 14, 1998, August 14, 1998, November 16, 1998, November 10, 1999, May 16,
2000, August 14, 2000; Forms 10-K filed on March 31, 1999 and April 14, 2000; and a December 1998 Registration Statement for series A shares of Hamilton Capital Trust I. The complaint contains three counts: Count I is a claim against all defendants (the Company, Eduardo A. Masferrer and John M.R. Jacobs) under section 11 of the Securities Act, Count II is a claim against all defendants under section 10(b) of the Exchange Act, and Count III asserts that the individual defendants are also liable as controlling persons of the Company pursuant to Section 20(a) of the Exchange Act.

         Edie Rolando Pinto Lemus v. Hamilton Bank, N.A., Case No. 00-3397 was filed in the Federal District Court for the Southern District of Florida on September 12, 2000. The complaint alleges counts for civil conspiracy, conversion, unjust enrichment, money had and received, breach of fiduciary duty, constructive trust, breach of contract and civil theft. Plaintiff alleges that he is a resident of Guatemala and that he was a customer of the Bank through two other individuals, who he also alleges were directors of the Bank. The plaintiff alleges that US$9,970,000 was stolen from him and deposited into "his" account at the Bank, which money was "not returned to him" and thereby converted by the Bank. Plaintiff claims that this action also constitutes civil theft under Florida statutes and that, therefore, he is entitled to treble damages.

         The plaintiff was a customer of the Bank for a short period of time (less than three months) in 1995. The allegations in the complaint, however, do not appear to bear any relation to that account.

         The plaintiff had previously sued the other two persons in Guatemala making virtually identical claims. The plaintiff lost that action. The Company is seeking to have the case dismissed based upon forum non conveniens. On May 2, 2001, the motion was denied. Exceptions will be filed with the District Court with a petition for certification for an appeal to the Eleventh Circuit Court of Appeals in the alternative.

         As indicated in "Item 1 - Recent Regulatory Developments," Hamilton Bank is engaged in administrative proceedings within the OCC.

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

                                                                                       YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------------------------------
                                                                  1999 AS RESTATED (1)          1998                   1997
                                                                  --------------------      ------------           -----------
INCOME STATEMENT DATA:
Net interest income ........................................         $     60,357           $     53,981           $    38,962
Provision for credit losses ................................               20,300                  9,621                 6,980
Provision for transfer risk ................................               32,720
                                                                     ------------           ------------           -----------
Net interest income after provisions .......................                7,337                 44,360                31,982
Trade finance fees and commissions .........................               12,035                 13,101                12,768
Structuring and syndication fees ...........................                6,266                  3,352                 2,535
Customer services fees .....................................                1,528                  1,149                   934
Net gain (loss) on sale of assets ..........................                  562                   (220)                  108
Other income ...............................................                  299                    171                    97
                                                                     ------------           ------------           -----------
Non-interest income ........................................               20,690                 17,553                16,442
                                                                     ------------           ------------           -----------
Operating expenses .........................................               32,059                 50,286                23,423
                                                                     ------------           ------------           -----------
Income (loss) before income taxes ..........................               (4,032)                11,627                25,001
Provision for (benefit from) income taxes ..................               (1,823)                 4,132                 9,098
                                                                     ------------           ------------           -----------
Net income (loss) ..........................................         $     (2,209)          $      7,495           $    15,903
                                                                     ============           ============           ===========

PER COMMON SHARE DATA:
Net income (loss) per common share (2) .....................         $       (.22)          $       0.72           $      1.73
Book value per common share ................................         $      11.24           $      10.87           $     10.00
Average weighted shares (2) ................................           10,069,898             10,390,884             9,173,680

AVERAGE BALANCE SHEET DATA (3):
Total assets ...............................................            1,620,036           $  1,506,918           $ 1,007,846
Total loans ................................................            1,181,865              1,165,225               737,921
Total deposits .............................................            1,435,272              1,301,444               842,117
Stockholder's equity .......................................              109,334                107,915                79,311

PERFORMANCE RATIOS (3):
Net interest spread ........................................                 3.85%                  3.31%                 3.56%
Net interest margin ........................................                 4.39%                  3.90%                 4.31%
Return on average equity ...................................                -2.02%                  6.95%                20.05%
Return on average assets ...................................               .-0.14%                  0.50%                 1.58%
Efficiency ratio (4) .......................................                39.56%                 39.23%                42.28%
ASSET QUALITY RATIOS:
Allowance for credit losses as a percentage of
  total loans ..............................................                 1.92%                  1.10%                 1.07%
Allowance for credit losses and ATRR (5)
  as a percentage of loans .................................                 4.86%                  1.10%                 1.07%
Non-performing assets as a percentage of total loans .......                 1.67%                  0.78%                 0.65%
Allowance for credit losses as a
  percentage of non-performing assets ......................               115.27%                141.20%               166.03%
Allowance for credit losses and ATRR (5)
  as a percentage of non-performing assets .................               291.42%                141.20%               166.03%
Net loan charge-offs as a percentage
  of average outstanding loans .............................                 0.99%                  0.61%                 0.32%
HAMILTON BANCORP CAPITAL RATIOS:
Leverage capital ratio .....................................                 7.13%                  7.27%                 7.88%
Tier 1 capital .............................................                10.30%                 10.86%                12.43%
Total capital ..............................................                11.59%                 12.03%                13.78%
Average equity to average assets ...........................                 6.75%                  7.16%                 7.87%

                                                                          YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------
                                                                         1996                   1995
                                                                     -----------            -----------
INCOME STATEMENT DATA:
Net interest income ........................................         $    27,250            $    23,885
Provision for credit losses ................................               3,040                  2,450
Provision for transfer risks................................
                                                                     -----------            -----------
Net interest income after provisions .......................              24,210                 21,435
Trade finance fees and commissions .........................               9,325                  9,035
Structuring and syndication fees ...........................                 138                    419
Customer services fees .....................................               1,379                    995
Net gain (loss) on sale of assets ..........................                  --                      3
Other income ...............................................                 143                    237
                                                                     -----------            -----------
Non-interest income ........................................              10,985                 10,689
                                                                     -----------            -----------
Operating expenses .........................................              19,630                 18,949
                                                                     -----------            -----------
Income before income taxes .................................              15,565                 13,175
Provision for income taxes .................................               5,855                  5,172
                                                                     -----------            -----------
Net income .................................................         $     9,710            $     8,003
                                                                     ===========            ===========

PER COMMON SHARE DATA:
Net income per common share (2) ............................         $      1.79            $      1.47
Book value per common share ................................         $      8.07            $      6.41
Average weighted shares (2) ................................           5,430,030              5,430,030

AVERAGE BALANCE SHEET DATA:
Total assets ...............................................         $   687,990            $   534,726
Total loans ................................................             485,758                370,568
Total deposits .............................................             574,388                444,332
Stockholder's equity .......................................              39,969                 32,358

PERFORMANCE RATIOS (3):
Net interest spread ........................................                3.89%                  4.20%
Net interest margin ........................................                4.56%                  4.94%
Return on average equity ...................................               24.29%                 24.73%
Return on average assets ...................................                1.41%                  1.50%
Efficiency ratio (4) .......................................               51.31%                 54.68%
ASSET QUALITY RATIOS:
Allowance for credit losses as a percentage of
  total loans ..............................................                1.07%                  1.05%
Allowance for credit losses and ATRR (5)
 as a percentage of loans ..................................                1.07%                  1.05%
Non-performing assets as a percentage of total loans .......                0.91%                  1.07%
Allowance for credit losses as a percentage
  of non-performing assets .................................              117.97%                 98.56%
Allowance for credit losses and ATRR (5)
 as a percentage of non-performing assets ..................              117.97%                 98.56%
Net loan charge-offs as a percentage of
  average outstanding loans ................................                0.36%                  0.58%
HAMILTON BANCORP CAPITAL RATIOS:
Leverage capital ratio .....................................                5.80%                  5.68%
Tier 1 capital .............................................               10.20%                  9.98%
Total capital ..............................................               11.50%                 10.92%
Average equity to average assets ...........................                5.81%                  6.05%

(1)      See Note 18 to the consolidated financial statements.
(2) Represents diluted earnings per share and average weighted shares outstanding, respectively.
(3) The 1999 average balance sheet data and performance ratios are as restated (1).
(4) Amount reflects operating expenses as a percentage of net interest income plus non-interest income.
(5)      Allocated transfer risk reserve.

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Hamilton Bancorp Inc. ("Bancorp") is a bank holding company, which conducts operations principally through its 99.8 percent-owned subsidiary, Hamilton Bank, N.A. (the "Bank") (collectively the "Company"). The Bank is a national bank, which specializes in financing trade flows between domestic and international companies on a global basis. The Bank has a network of nine FDIC-insured branches, eight in Florida, with locations in Miami, Sarasota, Tampa, West Palm Beach, Winter Haven and Weston, and one in San Juan, Puerto Rico.

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

RESTATEMENT

         Subsequent to the filing of the Company's amended 1999 Annual Report on Form 10-K/A and after extensive communications with the staff of the Securities and Exchange Commission ("SEC") in connection with a review by the SEC staff of the Company's 1999 Annual Report on Form 10K and 10K/A and the staff's comments thereon, management determined that the Company should record approximately $32.7 million of Allocated Transfer Risk Reserves ("ATRR") on certain Ecuadorian exposure in its 1999 consolidated financial statements. Additionally, the Company determined that it should reclassify as of December 31, 1999 approximately $22 million in foreign interbank placements from interest earning deposits with other banks, which are subject to ATRR requirements, to loans. Accordingly, the Company has restated its 1999 consolidated financial statements from amounts previously reported to record the ATRR and the reclassification of certain interbank placements to loans. The ATRR are required for exposures with respect to any country rated "value impaired" by the Interagency Country Exposure Review Committee ("ICERC"). The ICERC recommends an appropriate percentage level for ATRR, 90% in the case of Ecuador, for exposures rated "value impaired." ATRR is a specific reserve which is triggered when an obligation is more than 30 days past due and/or has been restructured to avoid delinquency. For purposes of ATRR, a credit is considered to be current if it would not be reported as "past due" or "non-accrual," as those terms are defined in the instructions for schedule RC-N of the Call Report.

         The restated consolidated financial statements for 1999 include amounts for the allowances for credit losses and ATRR consistent with the amounts the Company recorded in its 1999 Call Reports. The ATRR had been previously disclosed in Note 8 to the Company's consolidated financial statements presented in the Company's 1999 Annual Report on Form 10K and 10K/A as a reconciling item between stockholders' equity pursuant to accounting principles generally accepted in the United States of America ("GAAP") and Tier 1 Capital determined under regulatory accounting principles. The recording of ATRR for GAAP has no impact on regulatory capital and capital ratios of the Company, since the ATRR has been deducted for such purposes since initially being recorded in the Call Reports.

         In accordance with Staff Accounting Bulletin No. 56, Reporting of An Allocated Transfer Risk Reserve in Filings Under the Federal Securities Law, the Company has disclosed the ATRR as a separate allowance, see "Credit Quality Review" beginning on page 39. See Note 18 to the Company's consolidated financial statements for a summary of the significant effects of the restatement.

         Management's Discussion and Analysis of Financial Condition and Results of Operations presented herein has been revised to reflect the restatement described above.

LOSS ON EXCHANGE

         During 1998 the Company purchased certain securities at an aggregate cost of approximately $94 million and sold certain loans for aggregate proceeds of $20 million. These transactions were originally accounted for as separate unrelated transactions. The purchases were recorded at cost and the sales were recorded based on the proceeds received for the loans sold, with no gain or loss being recognized. During 2000, the Company's Audit Committee, with the assistance of independent counsel, conducted an investigation into these transactions. After evaluating the results of the investigation, including the consideration of certain additional information that the Company received from the OCC, the Company concluded that the above transactions should have been accounted for as an exchange (i.e., one related transaction) rather than as separate transactions and that a loss should be recorded. In accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the Company recorded a loss on the exchange of $22.2 million for the year ended December 31, 1998 to record the securities acquired at their estimated fair value at the time of acquisition. The conclusion to record the $22.2 million as a loss on exchange was based upon the fact that at the date of the exchange: (1) the loans sold were performing in accordance with all original contractual terms and had a carrying value of $20 million, (2) the securities purchased had a fair value of $71.8 million and (3) the net cash transferred by the Company was approximately $74 million. All of the securities acquired in the transactions, some of which are classified as loans at December 31, 1998, were subsequently designated as available for sale securities during the fourth quarter of 1999 and marked to market.

KEY PERFORMANCE HIGHLIGHTS FOR 1999

         The Company's asset growth of approximately 27 percent from December 31, 1997 to December 31, 1999 was primarily the result of the Company's ability to deploy the increase in capital from the Company's initial public offering. The increased capital allowed the Bank to almost double its legal lending limit and take advantage of trade financing activities throughout Latin America, as well as Florida. The increase in loans was targeted toward the same historical markets and utilized the same products as in previous years.

         The deposit growth during the period from December 31, 1997 to December 31, 1999 came primarily from three sources, the Company's branch network, deposits from financial institutions, brokered deposits and deposits from the State of Florida. The Company also expanded its branch network in 1998 and 1999 with the addition of branches in Puerto Rico and Weston, Florida, respectively.

         Foreign debt securities increased from $19.9 million at December 31, 1998 to $171.1 million at December 31, 1999. This increase of approximately $151.2 million was the result of the transfer of unrated bearer securities from loans to available for sale securities. These securities were initially underwritten and classified as loans due to their unrated nature and common banking practice. The Company purchased these securities with the intent to hold them to maturity and they were accounted for as held to maturity securities as required by SFAS No. 115. Included in the foreign debt securities transferred to available for sale securities were amounts previously classified as loans with an estimated fair market value of $45.5 million and a cost basis of $44.3 million, and amounts previously classified as held to maturity securities with an estimated fair market value of $8.2 million and a cost basis of $7.3 million which were acquired in 1998 in connection with the exchange of certain assets (see "Loss on Exchange" above). In late 1999, management considered the disposal of certain bearer securities acquired in 1998. As a result, management changed its intent with respect to these securities and reclassified them as available for sale. Due to the change in intent, all similar bearer securities (not acquired in connection with the exchange) with a fair market value of $77.0 million and a cost basis of $78.5 million were also reclassified from loans to available for sale securities. The remainder of the increase in available for sale foreign debt securities, amounting to approximately $20.5 million, includes purchases made during 1999. As of December 31, 1999, all these assets were performing assets with 50 percent maturing within one year, 18 percent maturing within one to five years and 32 percent maturing in over five years.

         During 1999, several events occurred in Ecuador, which culminated with the Bank increasing the level of its allowance for credit losses during the third quarter for Ecuadorian exposures which were not subject to ATRR. These events included but were not limited to the following: a) Certain banks were intervened by the Ecuadorian banking authorities early in the year, b) Passage of a decree in March 1999 freezing deposits in the banking system, however, trade obligations continued to be paid and convertibility was guaranteed by the government. In addition, the "Agencia Garantia de Deposito" (AGD) guaranteed all deposits and trade obligations of the banks in Ecuador, which is a government agency similar to the FDIC in the United States. c) In March 1999, the Bank internally downgraded Ecuador to "C", d) In April 1999, a process of auditing all the banks in Ecuador begins by recognized international accounting firms, e) In July 1999, the Bank internally downgraded Ecuador to "D" and the audit of the banks in Ecuador by the internationally recognized accounting firms are concluded, f) In

August 1999, the results of these audits conducted by these accounting firms is released resulting in one bank closure, four banks given a period of time to recapitalize and the remaining banks passing the rigorous audits and qualified as viable, g) In September 1999, Ecuador defaults on its Brady debt after a 30 day grace period.

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

RESULTS OF OPERATIONS 1999 COMPARED TO 1998

NET INTEREST INCOME

         An analysis of the Company's net interest income and average balance sheet for the last five years is presented in TABLE ONE and TABLE TWO. Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds, and it constitutes the Company's principal source of income. Net interest income increased to $60.4 million for the year ended December 31, 1999 from $54.0 million for the same period in 1998, an 11.9 percent increase. The increase was due largely to the growth in average earning assets coupled with an increase in the net interest margin. Average earning assets increased to $1,528.5 million for the year ended December 31, 1999 from $1,383.4 million for the same period in 1998, a 10 percent increase, while yields earned on average assets decreased by 18 basis points compared to the same period. Average loans and acceptances discounted increased to $1,181.9 million for the year ended December 31, 1999 from $1,165.2 million for the same period in 1998, a 1 percent increase, while average interest-earning deposits due from other banks increased to $175.9 million for the year ended December 31, 1999 from $122.3 million for the same period in 1998, a 44 percent increase. Net interest margin increased to 3.95 percent for the year ended December 31, 1999 from 3.89 percent for the same period in the prior year, representing the first time in seven years that the net interest margin has not decreased.

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

PROVISION FOR CREDIT LOSSES AND TRANSFER RISK

         The Company's provision for credit losses increased to $20.3 million for the year ended December 31, 1999 from $9.6 million for the same period in 1998. This increase was due largely to the following factors: a) loan charge-offs against the allowance for loan losses of $11.7 million during 1999,
b) the downgrading of a significant amount of the Bank's loans to borrowers in Ecuador resulted in an approximate $8 million increase to the allowance for credit losses, c) changes to the Bank's internal watch list or criticized loan list, as well as the underlying security on these loans, and d) an increase of $7.5 million to $16.5 million in nonaccrual loans as of December 31, 1999 resulted in specific allowances of $6.2 million at December 31, 1999, compared to $2.8 million at December 31, 1998. As a result of these factors, the Bank provided $20.3 million during 1999. Together with the relatively flat loan growth, the ratio of the allowance for credit losses to total loans increased from 1.10% to 1.92% for the periods ended December 31, 1998 and 1999, respectively. The Bank continued to utilize various methodologies in calculating its allowance for credit losses, as in previous years. These methodologies are affected by charge-offs, loan growth, changes in loan portfolio composition and the level of criticized assets. Changes in cross border outstandings affected the allowance for credit losses to the extent of the amount of loans included in the cross border outstandings.

         During 1999, the Company provided $32.7 million for ATRR against certain Ecuadorian exposures which became subject to ATRR requirements in 1999. There were no requirements for ATRR in 1998. See "Allocated Transfer Risk Reserves" beginning on page 40 for a more detailed discussion of ATRR.

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

TABLE TWO. YIELDS EARNED AND RATES PAID
(DOLLARS IN THOUSANDS)

                                                                                FOR THE YEAR ENDED
                                                  -------------------------------------------------------------------------------
                                                               DECEMBER 31, 1999                      DECEMBER 31, 1998
                                                  -------------------------------------     -------------------------------------
                                                                                AVERAGE                                   AVERAGE
                                                    AVERAGE                      YIELD/       AVERAGE                      YIELD/
                                                    BALANCE        INTEREST       RATE        BALANCE        INTEREST      RATE
                                                  -----------      --------     -------     -----------      --------     -------
Total interest earning assets Loans:
   Commercial loans .........................     $ 1,061,056      $ 95,742       9.02%     $ 1,010,332      $ 91,465      9.05%
   Acceptances discounted ...................         110,505        10,016       9.06%         131,158        12,165      9.27%
   Overdraft ................................           7,372         1,659      22.50%          12,212         2,306     18.89%
   Mortgage loans ...........................           2,932           203       6.92%          11,523           949      8.24%
                                                  -----------      --------      -----      -----------      --------     -----
Total Loans .................................       1,181,865       107,620       9.11%       1,165,225       106,885      9.17%
Time deposits with banks ....................         175,925        15,940       9.06%         122,278        10,989      8.99%
Investments .................................         139,383         8,787       6.30%          68,541         4,903      7.15%
Federal funds sold ..........................          31,370         1,647       5.25%          27,307         1,484      5.43%
                                                  -----------      --------      -----      -----------      --------     -----
Total investments and interest earning
   deposits with banks ......................         346,678        26,374       7.61%         218,126        17,376      7.97%
Total interest earning assets ...............       1,528,543       133,994       8.77%       1,383,351       124,261      8.98%
                                                  -----------      --------      -----      -----------      --------     -----
Total non interest earning assets ...........          91,493                                   123,567
                                                  -----------                               -----------
Total assets ................................     $ 1,620,036                               $ 1,506,918
                                                  ===========                               ===========

Interest bearing liabilities
Deposits:
   NOW and Savings accounts .................          23,255           566       2.43%          20,218           424      2.10%
   Money market .............................          43,850         2,116       4.83%          46,342         2,177      4.70%
   Presidential money market ................          44,749         2,159       4.82%           3,284           121      3.68%
   Certificate of deposits
     (including IRA) ........................       1,154,974        63,090       5.46%       1,033,030        59,730      5.78%
   Time deposits from banks (IBF) ...........          85,746         3,858       4.50%         128,853         7,266      5.64%
   Other ....................................           5,761           435       7.55%              18             1      2.96%
                                                  -----------      --------      -----      -----------      --------     -----
Total deposits ..............................       1,358,335        72,224       5.32%       1,231,745        69,719      5.66%

Trust preferred securities ..................          12,650         1,232       9.74%
Federal funds purchased .....................           1,461            78       5.34%           3,423           197      5.77%
Other borrowings ............................           1,356           103       7.60%           4,743           364      8.65%
                                                  -----------      --------      -----      -----------      --------     -----
Total interest bearing liabilities ..........       1,373,802        73,637       5.36%       1,239,911        70,280      5.67%
                                                  -----------      --------      -----      -----------      --------     -----

Non interest bearing liabilities
   Demand deposits ..........................          76,937                                    69,699
Other liabilities ...........................          59,963                                    89,393
                                                  -----------                               -----------
Total non interest bearing liabilities ......         136,900                                   159,092
Stockholders' equity ........................         109,334                                   107,915
                                                  -----------                               -----------
Total liabilities and
  stockholder's equity ......................     $ 1,620,036                               $ 1,506,918
                                                  ===========                               ===========
Net interest income/net interest
   spread ...................................                      $ 60,357       3.41%                      $ 53,981      3.31%
                                                                   ========      =====                       ========     =====
Margin:
Interest income/interest earning assets .....                                     8.77%                                    8.98%
Interest expense/interest earning assets ....                                     4.82%                                    5.08%
                                                                                 -----                                    -----
   Net interest margin ......................                                     3.95%                                    3.90%
                                                                                 =====                                    =====

                                                                                FOR THE YEARS ENDED
                                                                                DECEMBER 31, 1997
                                                              ---------------------------------------------------
                                                                AVERAGE                                    YIELD/
                                                                BALANCE               INTEREST             RATE
                                                              -----------             --------             ------
Total interest earning assets Loans:
   Commercial loans ..............................            $   612,069             $ 57,288              9.36%
   Acceptances discounted ........................                107,818               10,733              9.95%
   Overdraft .....................................                  6,890                1,307             18.96%
   Mortgage loans ................................                 11,144                  934              8.38%
                                                              -----------             --------             -----
Total Loans ......................................                737,921               70,262              9.52%
Time deposits with banks .........................                102,360                8,909              8.70%
Investments ......................................                 44,978                2,980              6.63%
Federal funds sold ...............................                 18,186                1,008              5.54%
                                                              -----------             --------             -----
Total investments and interest earning
   deposits with banks ...........................                165,524               12,897              7.79%
Total interest earning assets ....................                903,445               83,159              9.20%
                                                              -----------             --------             -----
Total non interest earning assets ................                104,401
                                                              -----------
Total assets .....................................            $ 1,007,846
                                                              ===========
Interest bearing liabilities

Deposits:
   NOW and Savings accounts ......................                 20,101                  439              2.18%
   Money market ..................................                 43,752                2,060              4.71%
   Presidential money market .....................                  3,385                   97              2.87%
   Certificate of deposits (including IRA) .......                582,933               34,463              5.91%
   Time deposits from banks (IBF) ................                127,964                6,853              5.36%
   Other .........................................                     61                    2              2.92%
                                                              -----------             --------             -----
Total deposits ...................................                778,196               43,913              5.64%
Trust preferred securities
Federal funds purchased ..........................                  4,975                  284              5.70%
Other borrowings .................................                      0                    0              0.00%
                                                              -----------             --------             -----
Total interest bearing liabilities ...............                783,171               44,197              5.64%
                                                              -----------             --------             -----
Non interest bearing liabilities
   Demand deposits ...............................                 63,921
   Other liabilities .............................                 81,443
                                                              -----------
Total non interest bearing liabilities ...........                145,364
Stockholders' equity .............................                 79,311
                                                              -----------
Total liabilities and stockholder's equity .......            $ 1,007,846
                                                              ===========
Net interest income/net interest spread ..........                                    $ 38,962              3.56%
                                                                                      ========             =====
Margin:
Interest income/interest earning assets ..........                                                          9.20%
Interest expense/interest earning assets .........                                                          4.89%
                                                                                                           -----
   Net interest margin ...........................                                                          4.31%
                                                                                                           =====

         At December 31, 1999, 1998 and 1997, the average balance of loans that are currently non-performing and not accruing was $16.6 million, $8.6 million, and $6.0 million, respectively. The interest column does not include an amount for these loans since they were in non-accrual status.

TABLE THREE. YIELDS EARNED - DOMESTIC AND FOREIGN EARNING ASSETS
(DOLLARS IN THOUSANDS)

                                                                     FOR THE YEARS ENDED
                                          ----------------------------------------------------------------------------------------
                                             DECEMBER 31, 1999                                DECEMBER 31, 1998
                                          ------------------------------------------  --------------------------------------------
                                                                  AVERAGE % OF TOTAL                          AVERAGE   % OF TOTAL
                                            AVERAGE                YIELD/   AVERAGE    AVERAGE                 YIELD/    AVERAGE
                                            BALANCE    INTEREST    RATE     ASSETS     BALANCE    INTEREST      RATE      ASSETS
                                          ----------   --------   ------  ----------  ---------   --------    ------    ----------
Total interest earning assets Loans:
  Domestic ............................   $  350,000   $ 29,918      8.5%    21.5%   $  249,027   $   25,155     10.1%    16.5%
  Foreign .............................      831,865     77,702      9.3%    50.9%      916,198       81,730      8.9%    60.8%
                                          ----------   --------    -----    -----    ----------   ----------    -----    -----
Total Loans ...........................    1,181,865    107,620      9.1%    72.4%    1,165,225      106,885      9.2%    77.3%
Investment and time
  deposits with banks
  Domestic ............................      140,890      7,924      5.6%     8.5%       71,751        3,924      5.5%     4.8%
  Foreign .............................      205,788     18,450      9.0%    12.6%      146,375       13,452      9.2%     9.7%
                                          ----------   --------    -----    -----    ----------   ----------    -----    -----
Total investments and
  interest earning with banks .........      346,678     26,374      7.6%    21.2%      218,126       17,376      8.0%    14.5%
Total interest earning assets .........    1,528,543   $133,994      8.8%    93.7%    1,383,351   $  124,261      9.0%    91.8%
                                                       ========    =====    -----    ----------   ----------    =====    -----
Total non interest earning assets .....      103,012                          6.3%                   123,567                8.2%
                                          ----------                        -----                 ----------             -----
Total Assets ..........................   $1,631,555                        100.0%                $1,506,918             100.0%
                                          ==========                        =====                 ==========             =====


                                                                                FOR THE YEARS ENDED
                                                                                 DECEMBER 31, 1997
                                                             ------------------------------------------------------------------
                                                                                                   % OF TOTAL
                                                              AVERAGE                                 YIELD/            AVERAGE
                                                              BALANCE              INTEREST            RATE             ASSETS
                                                             ----------            --------        -----------          -------
Total interest earning assets Loans:
      Domestic ...................................           $  175,209            $ 18,240             10.4%             17.4%
      Foreign ....................................              562,712              52,022              9.2%             55.8%
                                                             ----------            --------            -----             -----
   Total Loans ...................................              737,921              70,262              9.5%             73.2%
Investment and time deposits with banks
   Domestic ......................................               45,786               2,487              5.4%              4.5%
   Foreign .......................................              119,738              10,410              8.7%             11.9%
                                                             ----------            --------            -----             -----
Total investments and interest earning with banks               165,524              12,897              7.8%             16.4%
Total interest earning assets ....................              903,445            $ 83,159              9.2%             89.6%
                                                                                   ========            =====
   Total non interest earning assets .............              104,401                                                   10.4%
                                                             ----------                                                  -----
   Total Assets ..................................           $1,007,846                                                  100.0%
                                                             ==========                                                  =====

TABLE FOUR. RATE VOLUME ANALYSIS
(DOLLARS IN THOUSANDS)

                                                        YEAR ENDED DECEMBER 31, 1999              YEAR ENDED DECEMBER 31, 1998
                                                            COMPARED TO YEAR ENDED                  COMPARED TO YEAR ENDED
                                                              DECEMBER 31, 1998                        DECEMBER 31, 1997
                                                  ----------------------------------------  ---------------------------------------
                                                                 CHANGES DUE TO:                         CHANGES DUE TO:
                                                    VOLUME            RATE         TOTAL     VOLUME            RATE         TOTAL
                                                  ---------        ---------     ---------  ---------        ---------    ---------
Increase (decrease) in net interest
   income due to:
Loans:
   Commercial loans .........................     $   4,592        $    (315)    $   4,277  $  37,276        $  (3,099)   $  34,177
   Acceptances discounted ...................        (1,915)            (233)       (2,148)     2,323             (891)       1,432
   Overdrafts ...............................          (914)             267          (647)     1,009              (10)         999
   Mortgage loans ...........................          (708)             (38)         (746)        32              (17)          15
Investments:
   Time deposits with other banks ...........         4,821              129         4,950      1,734              346        2,080
   Investment securities ....................         5,067           (1,182)        3,885      1,561              362        1,923
   Federal funds sold .......................           221              (59)          162        505              (29)         476
                                                  ---------        ---------     ---------  ---------        ---------    ---------
Total earning assets ........................        11,164           (1,431)        9,733     44,440           (3,338)      41,102
                                                  ---------        ---------     ---------  ---------        ---------    ---------
Deposits:
   NOW and savings ..........................            64               78           142          9              (24)         (15)
   Money market .............................          (117)              56           (61)       122               (5)         117
   Presidential money market ................         1,528              510         2,038         (3)              27           24
   Certificates of deposits .................         7,051           (3,691)        3,360     13,028           12,240       25,268
   Time deposits with banks (IBF) ...........        (2,431)            (977)       (3,408)        48              365          413
   Other ....................................           319              115           434         (1)              --           (1)
   Trust preferred securities ...............         1,232               --         1,232         --               --           --
   Federal funds purchased ..................          (113)              (6)         (119)       (88)               2          (86)
   Other borrowings .........................          (260)              (1)         (261)       364               --          364
                                                  ---------        ---------     ---------  ---------        ---------    ---------
Total interest-bearing liabilities ..........         7,273           (3,916)        3,357     13,479           12,605       26,084
                                                  ---------        ---------     ---------  ---------        ---------    ---------
Change in net interest income ...............     $   3,891        $   2,485     $   6,376  $  30,961        $ (15,943)   $  15,018
                                                  =========        =========     =========  =========        =========    =========

TABLE FIVE.    RATE VOLUME ANALYSIS - DOMESTIC AND FOREIGN
(DOLLARS IN THOUSANDS)


                                           YEAR ENDED DECEMBER 31, 1999          YEAR ENDED DECEMBER 31, 1998
                                              COMPARED TO YEAR ENDED               COMPARED TO YEAR ENDED
                                                DECEMBER 31, 1998                     DECEMBER 31, 1997
                                                -----------------                     -----------------
                                                 CHANGES DUE TO:                       CHANGES DUE TO:
                                        VOLUME        RATE        TOTAL        VOLUME       RATE        TOTAL
                                       --------     --------     --------     --------    --------     --------
Increase (decrease) in net interest
 income due to:
Loans:
   Domestic..........................  $ 10,200     $ (5,437)    $  4,763     $  7,685    $   (770)    $  6,915
   Foreign...........................    (7,523)       3,495       (4,028)      32,679      (2,971)      29,708
Investments and time deposits
 with banks:
   Domestic..........................     3,781          219        4,000        1,410          27        1,437
   Foreign...........................     5,460         (463)       4,997        2,316         726        3,042
                                       --------     --------     --------     --------    --------     --------
Total earning assets.................  $ 11,918     $ (2,186)    $  9,732     $ 44,090    $ (2,988)    $ 41,102
                                       ========     ========     ========     ========    ========     ========


TABLE SIX.    NON-INTEREST INCOME
(DOLLARS IN THOUSANDS)

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------------------
                                              1999      % CHANGE       1998       % CHANGE       1997
                                            --------    --------     --------     --------     --------
Trade finance fees and commissions .....    $ 12,035        -8.1%    $ 13,101          2.6%    $ 12,768
Structuring and syndication fees .......       6,266        86.9%       3,352         32.2%       2,535
Customer service fees ..................       1,528        33.0%       1,149         23.0%         934
Net gain (loss) on sale of assets ......         562      -355.5%        (220)      -303.7%         108
Other ..................................         299        74.9%         171         76.3%          97
                                            --------    --------     --------     --------     --------
Total non-interest income ..............    $ 20,690        17.9%    $ 17,553          6.8%    $ 16,442
                                            --------    --------     --------     --------     --------


OPERATING EXPENSES

         Operating expenses decreased to $32.1 million for the year ended December 31, 1999 from $50.3 million for the same period in 1998, a 36 percent decrease. A discussion of the significant components of noninterest expense in 1999 compared to 1998 is as follows: A decrease of $22.6 million in loss on exchange and write down of assets from December 31, 1998 compared to December 31, 1999. Employee compensation and benefits remained at $14.5 million for the year ended December 31, 1999 and 1998. Occupancy expenses remained stable at $4.2 million for the years ended December 31, 1999 and 1998. Legal expense increased from $1.6 million in 1998 to $3.6 million in 1999 as a result of various litigation actions commenced by or against the Company in 1998, which continued in 1999. The changes in operating expenses from year to year are analyzed in TABLE SEVEN.

         The Company had an income tax credit of $1,823,000 for 1999. The Company's income tax expense was $4.1 million for 1998. NOTE SIX of the consolidated financial statements includes an analysis of the components of the provision for income taxes.

TABLE SEVEN.   OPERATING EXPENSES
(DOLLARS IN THOUSANDS)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------------
                                                           1998 TO 1999             1997 TO 1998
                                                   1999      % CHANGE       1998       % CHANGE      1997
                                                 --------    --------     --------     --------    --------
Employee Compensation and Benefits ..........    $ 14,556         0.2%    $ 14,527        10.4%    $ 13,162
Occupancy and Equipment .....................       4,273         1.0%       4,229        30.1%       3,251
Other Operating Expenses ....................       9,416        35.5%       7,119         6.0%       6,902
Loss on Exchange and Write Down of Assets ...         187      -100.0%      22,810         100%
Legal Expense ...............................       3,627       126.5%       1,601      1382.4%         108
                                                 --------    --------     --------    --------     --------
Total Operating Expenses ....................    $ 32,059       -36.2%    $ 50,286       114.7%    $ 23,423
                                                 ========    ========     ========    ========     ========

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

PROVISION FOR CREDIT LOSSES

         The Company's provision for credit losses increased to $9.6 million for the year ended December 31, 1998 from $7.0 million for the same period in 1997. This 37 percent increase was largely a function of the 22 percent growth in total loans. Net loan charge offs during the year ended December 31, 1998 amounted to $7.1 million compared to $2.4 million for the year ended December 31, 1997. The allowance for credit losses was increased to $12.8 million at December 31, 1998 from $10.3 million at December 31, 1997, a 24 percent increase. The ratio of the allowance for credit losses to total loans was 1.10 percent at December 31, 1998 from 1.07 percent for the same period in 1997. A more detailed review of the provision for credit losses is presented in TABLE SEVENTEEN through TABLE NINETEEN.

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

         Total consolidated assets increased $7.5 million for the year ended December 31, 1999, which included an increase of $81.5 million in gross interest-earning assets, an increase of $41.1 million in the allowance for credit losses, ATRR and unearned income, and a decrease of $32.9 million in non-interest earning assets.

         Securities available for sale increased $204.6 million during the year, including approximately $122 million of transfers from loans (see "Key Performance Highlights for 1999" on page 17), and purchases made with proceeds from deposit growth and repayments of loans and other assets.

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

INTEREST-EARNING DEPOSITS WITH OTHER BANKS AND SECURITIES

         Interest-earning deposits with other banks decreased to $165.7 million at December 31, 1999 from $200.2 million at December 31, 1998. As part of its overall liquidity management process, the Company places funds with foreign correspondent banks. These placements are primarily short-term, typically 180 days or less. The purpose of these placements is to obtain an enhanced return on high quality short-term instruments and to solidify existing relationships with correspondent banks. The banks with which placements are made and the amount placed are approved by the Bank's Asset Liability Committee. In addition, this Committee reviews adherence with internal interbank liability policies and procedures. As indicated in TABLE EIGHT these interest-earning deposits with other banks are well-diversified throughout the Region and in other countries. The short-term nature of these deposits allows the Company the flexibility to redeploy these assets into higher yielding loans, which are largely related to the financing of trade. As of December 31, 1999, approximately $22 million in interbank placements which became subject to ATRR during 1999 were reclassified to loans.

         Investment securities increased to $274.3 million at December 31, 1999 from $105.6 million at December 31, 1998. The increase has been primarily in foreign debt securities classified as available for sale. Foreign debt securities increased from $19.9 million at December 31, 1998 to $171.1 million at December 31, 1999. This increase of approximately $151.2 million was the result of the transfer of unrated bearer securities from loans to available for sale securities. These securities were initially underwritten and classified as loans due to their unrated nature and common banking practice. The Company purchased these securities with the intent to hold them to maturity and they were accounted for as held to maturity securities with the intent to hold them to maturity and they were accounted for as held to maturity securities as required by SFAS No. 115. Included in the foreign debt securities transferred to available for sale securities were amounts previously classified as loans with an estimated fair market value of $45.5 million and a cost basis of $44.3 million, and amounts previously classified as held to maturity securities with an estimated fair market value of $8.2 million and a cost basis of $7.3 million which were acquired in 1998 in connection with the exchange of certain assets. In late 1999, management considered the disposal of certain bearer securities acquired in 1998. As a result, management changed its intent with respect to these securities and reclassified them as available for sale. Due to the change in intent, all similar bearer securities (not acquired in connection with the exchange) with a fair market value of $77.0 million and a cost basis of $78.5 million were also reclassified from loans to available for sale securities. The remainder of the increase in available for sale foreign debt securities, amounting to approximately $20.5 million, includes purchases made during 1999. As of December 31, 1999, all these assets were performing assets with 50 percent maturing within one year, 18 percent maturing within one to five years and 32 percent maturing in over five years.


         As part of its examination process, the OCC has directed Hamilton Bank, among other things, to take substantial transfer risk reserves related to Hamilton Bank's exposure in Ecuador and write-down certain assets based upon the OCC's interpretation of regulatory accounting rules. As a result of the OCC's actions, management changed its intent and transferred all held to maturity securities to available for sale, thereby recording these assets at market value under SFAS 115. Under SFAS 115 "unrealized holding gains and losses for available-for-sale securities shall be excluded from earning and reported as a net amount in a separate component of shareholders' equity until realized". However, a write-down is where the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down shall be included in earnings (that is, accounted for as a realized loss)."

         At December 31, 1999, the Company had certain foreign debt securities that exceeded 10% of stockholders' equity. The issuers of these securities as well as the book value and market value of these securities were as follows:

                  NAME                                       AMORTIZED COST     MARKET VALUE
                  ----                                       --------------    -------------
         Petroleos Mexicanos.............................     $ 15,732,000     $ 16,814,025
         Republic of Colombia............................     $ 11,874,000     $ 12,968,743

         NOTE TWO of the consolidated financial statements reports amortized fair value and maturity information on the securities portfolio.

TABLE EIGHT. INTEREST-EARNING DEPOSITS WITH OTHER BANKS (2)
(DOLLARS IN THOUSANDS)

         COUNTRY                                        DECEMBER 31, 1999
         -------                                        -----------------
         Argentina...................................        $ 47,000
         Brazil......................................          37,635
         Suriname....................................          25,000
         Panama......................................          10,250
         Bahamas(1)..................................          10,000
         Jamaica.....................................           8,500
         Ecuador.....................................           6,000
         British West Indies.........................           5,000
         Dominican Republic..........................           5,000
         Bolivia.....................................           3,500
         Guyana......................................           3,000
         Nicaragua...................................           2,000
         Paraguay....................................           2,000
         United States...............................             800
                                                            ---------
                                                            $ 165,685
                                                            =========

(1) Consists of placements in the Bahamas branch of a multinational financial institution.

(2)      All balances reflected on this schedule are denominated in U.S.
         dollars.

LOAN PORTFOLIO

         The Company's gross loan portfolio decreased by $28.5 million during the year ended December 31, 1999 in relation to December 31, 1998. This decrease was due primarily to the transfer of approximately $123 million of bearer debt securities classified as loans to securities available for sale discussed in "Key Performance Highlights for 1999" on page 17. At December 31, 1999, commercial-domestic loans increased by $105.6 million which resulted from management's ability to increase lending in the U. S. market. Additionally, approximately $22 million of interbank placements which became subject to ATRR requirements in 1999 were reclassified to loans from interest-earning deposits with other banks. At December 31, 1999 approximately 40 percent of the Company's portfolio consisted of loans to domestic borrowers and 60 percent of the Company's portfolio consisted of loans to foreign borrowers. This represents an increase of 27.9 percent in U. S. exposure as the Company concentrated its efforts on this market due to slow economic conditions in the Region. Details on the loans by type are shown in TABLE NINE below.

         The Company's loan portfolio is largely trade related in nature and is relatively short-term. Approximately 69 percent of loans had maturities of less than one year. Additionally, the loan portfolio is an important source of liquidity since the Company's predominant business, international trade finance, is self-liquidating in nature and a significant part of the loans and extensions of credit mature within one year. The term to maturity of the Company's loans at December 31, 1999 are shown on TABLE TEN.

TABLE NINE.      LOANS BY TYPE
(IN THOUSANDS)

                                                                    YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------------------------
                                                  1999          1998          1997          1996          1995
                                               ----------    ----------    ----------    ----------    ----------
Domestic:
Commercial and industrial(1) ..............    $  394,841    $  289,264    $  179,673    $  110,750    $   96,856
Acceptances discounted ....................        59,040        56,706        45,153        23,314        33,059
Residential mortgages .....................         2,140        10,494        12,008        10,610        11,363
                                               ----------    ----------    ----------    ----------    ----------
Subtotal Domestic .........................       456,021       356,464       236,834       144,674       141,278

Foreign:
Banks and other financial institutions ....       246,155       302,371       349,643       129,376       136,681
Commercial and industrial(1) ..............       338,411       395,987       319,925       179,824        81,433
Acceptances discounted ....................        59,256        72,597        55,301        80,935        62,838
Government and official institutions ......        38,358        39,309         3,091           750           750
                                               ----------    ----------    ----------    ----------    ----------
Subtotal Foreign ..........................       682,180       810,264       727,960       390,885       281,702
                                               ----------    ----------    ----------    ----------    ----------

Total loans ...............................    $1,138,201    $1,166,728    $  964,794    $  535,559    $  422,980
                                               ==========    ==========    ==========    ==========    ==========

(1) Includes pre-export financing, warehouse receipts and refinancing of letters of credits.

TABLE TEN. LOAN MATURITIES
(IN THOUSANDS)

                                                                 AS OF DECEMBER 31, 1999(1)
                                                 -----------------------------------------------------------
                                                                  MATURE
                                                   MATURE      AFTER ONE BUT     MATURE
                                                   WITHIN         WITHIN        AFTER FIVE
                                                  ONE YEAR      FIVE YEARS        YEARS            TOTAL
                                                 ----------    -------------    ----------     -------------
Domestic loans:
   Commercial and Industrial.................    $  242,717     $   132,416     $   19,492     $     394,625
   Acceptances discounted....................        59,040              --             --            59,040

Foreign loans:
   Commercial and Industrial.................       434,781         172,830         15,314           622,925
   Acceptances discounted....................        58,161           1,095             --            59,256
                                                 ----------     -----------     ----------     -------------
Total........................................    $  794,699     $   306,341     $   34,806     $   1,135,846
                                                 ==========     ===========     ==========     =============

Fixed........................................    $  496,518     $   207,850     $   27,518     $     731,886
Adjustable...................................       298,181          98,491          7,288           403,960
                                                 ----------     -----------     ----------     -------------
Total fixed and adjustable...................    $  794,699     $   306,341     $   34,806     $   1,135,846
                                                 ==========     ===========     ==========     =============

                                                           AS OF DECEMBER 31, 1998(1)
                                           -----------------------------------------------------------
                                                            MATURE
                                             MATURE      AFTER ONE BUT      MATURE
                                             WITHIN         WITHIN        AFTER FIVE
                                            ONE YEAR      FIVE YEARS         YEARS           TOTAL
                                           ----------    -------------    ----------     -------------
Domestic loans:
Commercial and Industrial..............    $  210,938     $    58,751     $   19,343     $     289,032
Acceptances discounted.................        56,706              --             --            56,706

Foreign loans:
Commercial and Industrial..............       458,207         243,362         36,098           737,667
Acceptances discounted.................        71,061           1,536             --            72,597
                                           ----------     -----------     ----------     -------------
Total..................................    $  796,912     $   303,649     $   55,441     $   1,156,002
                                           ==========     ===========     ==========     =============

Fixed..................................    $  546,552     $   236,563     $   48,719     $     831,834
Adjustable.............................       250,360          67,086          6,722           324,168
                                           ----------     -----------     ----------     -------------
Total fixed and adjustable.............    $  796,912     $   303,649     $   55,441     $   1,156,002
                                           ==========     ===========     ==========     =============

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

         At December 31, 1999 approximately 31.1 percent in principal amount of the Company's loans were outstanding to borrowers in five countries other than the United States: Panama (11.2 percent), Guatemala (5.8 percent), Ecuador (5.8 percent), Brazil (4.3 percent) and El Salvador (4.0 percent). The United States exposure grew $100.0 million representing 40.1 percent of the loan portfolio compared to 30.6 percent in 1998.

         Panamanian loan exposure is over 10 percent of loans and has increased to 11.2 percent at December 31, 1999. The bulk of the credit relationships in Panama relate to the financing of short-term trade transactions with companies operating out of the Colon Free Zone. The latter represents the second largest free trading zone in the world after Hong Kong. The companies operate largely as importers and exporters of consumer goods, such as electronic goods and clothing.

TABLE ELEVEN.  LOANS BY COUNTRY
(DOLLARS IN THOUSANDS)

                                                                        AT DECEMBER 31,
                                     ---------------------------------------------------------------------------------
                                              1999                          1998                       1997
                                     ------------------------     -------------------------     ----------------------
                                                       % OF                         % OF                       % OF
                                                       TOTAL                        TOTAL                      TOTAL
COUNTRY                                 AMOUNT         LOANS         AMOUNT         LOANS        AMOUNT        LOANS
-------                              ------------    ---------    -------------    --------     ----------    --------
United States....................    $    456,021         40.1%   $     356,464        30.6%    $  236,834        24.5%
Argentina........................          35,494          3.1%          36,276         3.1%        58,477         6.0%
Bolivia (2)......................             -.-          -.-           20,816         1.8%        38,058         3.9%
Brazil...........................          49,214          4.3%          54,862         4.7%        58,040         6.0%
British West Indies (2)..........          22,082          1.9%             -.-         -.-            -.-         -.-
Colombia.........................          28,437          2.5%          41,911         3.6%        23,768         2.5%
Dominican Republic...............          41,604          3.7%          29,563         2.5%        40,161         4.2%
Ecuador..........................          65,622          5.8%          46,917         4.0%        74,485         7.7%
El Salvador......................          45,847          4.0%          37,196         3.2%        40,306         4.2%
Guatemala........................          66,531          5.8%         119,227        10.2%        91,178         9.5%
Honduras.........................          42,352          3.7%          59,564         5.1%        59,439         6.2%
Jamaica (2)......................          28,628          2.5%          29,066         2.5%           -.-         -.-
Mexico (2).......................             -.-          -.-           22,983         2.0%           -.-         -.-
Panama...........................         127,419         11.2%         118,680        10.2%        77,295         8.0%
Peru.............................          29,648          2.6%          49,382         4.2%        68,094         7.1%
Russia (2).......................             -.-          -.-              -.-         -.-         17,500         1.8%
Suriname (2).....................             -.-          -.-           21,868         1.9%           -.-         -.-
Venezuela........................          17,842          1.6%          19,756         1.7%        16,299         1.7%
Other (1)........................          81,460          7.2%         102,197         8.8%        64,860         6.7%
                                     ------------    ---------    -------------    --------     ----------    --------
Total............................    $  1,138,201        100.0%   $   1,166,728       100.0%    $  964,794       100.0%
                                     ============    =========    =============    ========     ==========    ========


(1) Other consists of loans to borrowers in countries in which loans did not exceed 1 percent of total loans.

(2) These countries had loans, which did not exceed 1 percent of total loans in the periods indicated.

         At December 31, 1999 approximately 31.9 percent in cross-border outstanding were due from borrowers in five countries other than the United
States: Brazil (10.1 percent), Panama (6.7 percent), Argentina (6.6 percent), Ecuador (4.5 percent) and Guatemala (4.0 percent).

         Brazil cross-border exposure outstandings increased to 10 percent of total cross border outstandings as of December 31, 1999. This increase was due largely to inter-bank placements or deposits with foreign-owned multinational banks doing business in this country. These deposits were generally of a short-term nature (one year or less).

TABLE TWELVE. TOTAL CROSS-BORDER OUTSTANDING BY COUNTRY AND TYPE (3) (DOLLARS IN MILLIONS)


                                                                    AT DECEMBER 31,
                                          ---------------------------------------------------------------------
                                                        % OF                    % OF                    % OF
                                                        TOTAL                   TOTAL                   TOTAL
                                            1999       ASSETS        1998       ASSETS       1997       ASSETS
                                          -------      ------      -------      ------      ------      ------
Argentina..............................   $   113        6.6%      $    57        3.4%      $   69        5.2%
Bahamas (2)............................        21        1.2%          -.-        -.-          -.-        -.-
Bolivia................................        18        1.0%           26        1.5%          44        3.3%
Brazil.................................       173       10.1%           94        5.6%          85        6.3%
British West Indies (2)................       -.-        -.-            36        2.1%          11        0.8%
Colombia...............................        48        2.8%           49        2.9%          24        1.8%
Costa Rica (2).........................       -.-        -.-            16        0.9%         -.-        -.-
Dominican Republic.....................        55        3.2%           48        2.8%          39        2.9%
Ecuador................................        78        4.5%          100        5.9%          90        6.7%
El Salvador............................        44        2.6%           52        3.1%          46        3.4%
Guatemala..............................        68        4.0%          131        7.7%          92        6.9%
Honduras...............................        43        2.5%           69        4.1%          52        3.9%
Jamaica................................        35        2.0%           40        2.4%          32        2.4%
Mexico (2).............................        20        1.2%           23        1.4%         -.-        -.-
Nicaragua (2)..........................       -.-        -.-            15        0.9%          12        0.9%
Panama.................................       116        6.7%          118        7.0%          72        5.4%
Peru...................................        42        2.4%           56        3.3%          74        5.5%
Russia (2).............................       -.-        -.-           -.-        -.-           17        1.3%
Suriname (2)...........................        32        1.9%           27        1.6%         -.-        -.-
United Kingdom (2).....................        15        0.9%          -.-        -.-          -.-        -.-
Venezuela (2)..........................        17        1.0%           19        1.1%         -.-        -.-
Other (1)..............................        75        4.4%           76        4.4%          39        2.9%
                                          -------     ------       -------     ------       ------     ------
Total..................................   $ 1,013       59.0%      $ 1,052       62.1%      $  798       59.6%
                                          =======     ======       =======     ======       ======     ======

(1) Other consists of cross-border outstanding to countries in which such cross-border outstanding did not exceed 0.75 percent of the Company's total assets at any of the periods indicated.

(2) These countries had cross-border outstanding, which did not exceed 0.75 percent of total assets in the periods indicated.

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

         As a result of the economic problems in Ecuador that resulted in the closure of several banks and culminated with the country defaulting on its external debt, the following selective disclosure is provided on Ecuador:

Amounts in millions:

                 Aggregate Outstandings at December 31, 1998..................     $   101.6(1)
                 Net Change in Short-term Outstandings:.......................         (34.5)
                 Changes in Other Outstandings:
                     Additional Outstandings..................................          19.8
                     Interest Income Accrued..................................           6.8
                     Collections of: Principal................................          (7.6)
                     Collections of: Interest.................................          (6.7)
                                                                                   ---------
                 Aggregate Outstandings at December 31, 1999..................     $    79.3(2)
                                                                                   =========

(1)      Includes interest accrued and not paid of $1.6 million.

(2)      Includes interest accrued and not paid of $1.7 million.


TOTAL CROSS-BORDER OUTSTANDINGS BY TYPE

                                                                      AT DECEMBER 31,
                                                         ----------------------------------------
                                                            1999          1998            1997
                                                         ---------      ---------       ---------
Government and official institutions.................    $     114      $      69       $      25
Banks and other financial institutions...............          451            489             442
Commercial and industrial............................          384            408             275
Acceptances discounted...............................           64             86              56
                                                         ---------      ---------       ---------
Total................................................    $   1,013      $   1,052       $     798
                                                         =========      =========       =========


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

         Average interest-bearing deposits increased by 10.2 percent to $1,358.3 million at December 31, 1999 from $1,231.7 million at December 31, 1998. The Company was successful in expanding its deposit base in time deposits and certificates of deposit in denominations of less than $100,000, which increased
23.3 percent to $630 million at December 31, 1999 from $511.4 million at December 31, 1998. In the summer of 1999, the Company opened its newest branch in Weston, which positively contributed to the deposit growth achieved in all markets. Additionally, the Company expanded Presidential Money Market deposits over the year, which grew to $44.7 million at December 31, 1999 from $3.3 million at December 31, 1998. The Presidential Money Market account has the same characteristics as a money market account, except that the Presidential account has a higher minimum balance requirement and offers a higher yield.

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


TABLE THIRTEEN. MATURITIES OF AND AMOUNTS OF CERTIFICATES OF DEPOSITS AND OTHER TIME DEPOSITS $100,000 OR MORE
(IN THOUSANDS)

                                         CERTIFICATES     OTHER TIME
                                          OF DEPOSIT     DEPOSITS-IBF
                                           $100,000        $100,000
                                           OR MORE          OR MORE        TOTAL
                                         -----------     ------------    ---------
Three months or less................      $  87,410       $  24,025      $ 111,435
Over 3 through 6 months.............        109,583           7,531        117,114
Over 6 through 12 months............        136,999           2,750        139,749
Over 12 months......................         75,433              --         75,433
                                          ---------       ---------      ---------
Total...............................      $ 409,425       $  34,306      $ 443,731
                                          =========       =========      =========


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

TABLE FOURTEEN. CONTINGENCIES - COMMERCIAL LETTERS OF CREDIT
(IN THOUSANDS)

                                                                        YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------------------------------
                                                        1999                      1998                      1997
                                               -----------------------   -----------------------  ------------------------
                                                              AVERAGE                  AVERAGE                   AVERAGE
                                                  TOTAL       MONTHLY       TOTAL      MONTHLY      TOTAL        MONTHLY
                                                 VOLUME       VOLUME       VOLUME      VOLUME       VOLUME       VOLUME
                                               ----------   ----------   ----------  -----------  -----------  -----------
Export Letters of Credit (1)................   $  227,904   $   18,992   $  397,683  $    33,140  $   424,748  $    35,396
Import Letters of Credit (1)................      296,943       24,745      349,099       29,092      394,758       32,897
                                               ----------   ----------   ----------  -----------  -----------  -----------
Total.......................................   $  524,847   $   43,737   $  746,782  $    62,232  $   819,506  $    68,293
                                               ==========   ==========   ==========  ===========  ===========  ===========

(1) Represents certain contingent liabilities not reflected on the Company's balance sheet.

         The Company provides letter of credit services globally. TABLE FIFTEEN sets forth the distribution of the Company's contingent liabilities by country of the applicant and issuing bank for import and export letters of credit, respectively. As shown by the table, contingent liabilities increased by 17 percent to $151.4 million at December 31, 1999 from December 31, 1998 as a result of increased letters of credit related to domestic corporate names.

TABLE FIFTEEN. CONTINGENT LIABILITIES (1)
(IN THOUSANDS)


                                      AT DECEMBER 31,
                            --------------------------------
                              1999        1998        1997
                            --------    --------    --------
Argentina (3) ..........    $     --    $  1,680    $     --
Aruba (3) ..............       3,720          --          --
Bolivia (3) ............          --       3,890       3,883
Brazil (3) .............          --          --       4,123
Colombia (3) ...........          --          --       3,936
Costa Rica .............       9,893       2,846       3,168
Dominican Republic .....       4,707       7,015       4,759
Ecuador (3) ............          --       3,703      17,839
El Salvador ............       2,734       1,995       3,837
Guatemala ..............       9,475      26,132      11,577
Guyana (3) .............       4,165       2,374          --
Haiti ..................       5,705       2,088       7,857
Honduras ...............       4,174       2,427       5,550
Nicaragua (3) ..........          --          --       3,386
Panama .................      14,242      14,538      12,439
Paraguay (3) ...........          --       1,961       2,395
Peru (3) ...............       3,573          --       5,566
Suriname (3) ...........       5,677      11,690          --
Switzerland (3) ........          --       1,588          --
United States ..........      74,643      39,415      94,629
Venezuela (3) ..........       2,593          --          --
Other (2) ..............       6,143       5,374      13,139
                            --------    --------    --------
Total ..................    $151,444    $128,716    $198,083
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

         The Company's principal sources of liquidity and funding are its deposit base and the sales of bankers' acceptances as well as loan participations. The level and maturity of deposits necessary to support the Company's lending and investment activities is determined through monitoring loan demand and through its asset/liability management process. Considerations in managing the Company's liquidity position include, but are not limited to, scheduled cash flows from existing assets, contingencies and liabilities, as well as projected liquidity needs arising from anticipated extensions of credit. Furthermore, the liquidity position is monitored daily by management to maintain a level of liquidity conducive to efficient operations and is continuously evaluated as part of the asset/liability management process.

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

TABLE SIXTEEN. INTEREST RATE SENSITIVITY
(DOLLARS IN THOUSANDS)


                                                            DECEMBER 31, 1999
                              -------------------------------------------------------------------------------
                               0 TO 30   31 TO 90   91 TO 180    181 TO 365   1 TO 5     OVER 5
                                DAYS       DAYS       DAYS         DAYS       YEARS      YEARS       TOTAL
                              --------   --------   ---------    ---------   --------   --------   ----------
Earning Assets:
   Loans ...................  $215,001   $223,045   $ 220,886    $ 135,581   $307,825   $ 35,863   $1,138,201
   Federal funds sold ......    63,400         --          --           --         --         --       63,400
   Investment securities ...    20,942     26,461      43,343       49,310     24,726    106,040      270,822
   Interest earning deposits
     with other banks ......    27,800     23,250      44,477       45,158     25,000         --      165,685
                              --------   --------   ---------    ---------   --------   --------   ----------
Total ......................   327,143    272,756     308,706      230,049    357,551    141,903    1,638,108
                              --------   --------   ---------    ---------   --------   --------   ----------

Funding Sources:
Savings and transaction
  deposits .................    37,699     28,663      67,828           --         --         --      134,190
Certificates of deposits of
   $100k or more ...........    46,687     40,723     109,583      136,999     75,433         --      409,425
Certificates of deposits
   under $100k .............    62,476    130,588     203,792      329,633     90,356         --      816,845
Other time deposits ........    21,695      2,330       7,531        2,750         --         --       34,306
Funds overnight ............    63,450         --          --           --         --         --       63,450
Trust preferred securities .        --         --          --           --         --     12,650       12,650
                              --------   --------   ---------    ---------   --------   --------   ----------
Total ......................  $232,007   $202,304   $ 388,734    $ 469,382   $165,789   $ 12,650   $1,470,866
                              ========   ========   =========    =========   ========   ========   ==========
Interest sensitivity gap ...  $ 95,136   $ 70,452   $ (80,028)   $(239,333)  $191,762   $129,253   $  167,242
                              ========   ========   =========    =========   ========   ========   ==========
Cumulative gap .............  $ 95,136   $165,588   $  85,560    $(153,773)  $ 37,989   $167,242
                              ========   ========   =========    =========   ========   ========
Cumulative gap as a
   percentage of total
   earning assets ..........      5.81%     10.11%       5.22%      -9.39%       2.32%     10.21%
                              ========   ========   =========    =========   ========   ========

                                                           DECEMBER 31, 1998
                              -------------------------------------------------------------------------------
                               0 TO 30   31 TO 90   91 TO 180    181 TO 365   1 TO 5     OVER 5
                                DAYS       DAYS       DAYS          DAYS      YEARS      YEARS       TOTAL
                              --------   --------   ---------    ---------   --------   --------   ----------
Earning Assets:
Loans ......................  $181,722   $270,944   $ 244,502    $ 120,970   $283,418   $ 65,172   $1,166,728
Federal funds sold .........    87,577                                                                 87,577
Investment securities ......    32,962     23,854       5,533          600      4,170     38,310      105,429
Interest earning deposits
  with other banks .........    70,410     53,771      50,997       25,025                            200,203
                              --------   --------   ---------    ---------   --------   --------   ----------
Total ......................   372,671    348,569     301,032      146,595    287,588    103,482    1,559,937
                              --------   --------   ---------    ---------   --------   --------   ----------

Funding Sources:
Savings and transaction
  deposits .................    55,257     35,220                                                      90,477
Certificates of deposits
  of $100 or more ..........    64,830    116,053     138,528      185,366     25,596                 530,373
Certificates of deposits
  under $100 ...............    54,459     86,325     201,762      309,986     20,111         92      672,735
Other time deposits ........    28,763     16,558      10,000        1,900                             57,221
Funds overnight ............    49,350                                                                 49,350
Other Borrowing ............                            6,116                                           6,116
Trust preferred securities .                                                              11,000       11,000
                              --------   --------   ---------    ---------   --------   --------   ----------
Total ......................  $252,659   $254,156   $ 356,406    $ 497,252   $ 45,707   $ 11,092   $1,417,272
                              ========   ========   =========    =========   ========   ========   ==========
Interest sensitivity gap ...  $120,012   $ 94,413   $ (55,374)   $(350,657)  $241,881   $ 92,390   $  142,665
                              ========   ========   =========    =========   ========   ========   ==========
Cumulative gap .............  $120,012   $214,425   $ 159,051    $(191,606)  $ 50,275   $142,665
                              ========   ========   =========    =========   ========   ========
Cumulative gap as a
  percentage of total
  earning assets ...........      7.69%     13.75%      10.20%     -12.28%       3.22%      9.15%
                              ========   ========   =========    =========   ========   ========

CREDIT QUALITY REVIEW

ALLOWANCE FOR CREDIT LOSSES AND ALLOCATED TRANSFER RISK RESERVES

         Allowances are established against the loan portfolio to provide for credit and transfer risk. Transfer risk, defined by Federal banking regulators as allocated transfer risk reserves ("ATRR") is associated with certain portions of the Company's foreign exposure. The level of ATRR is determined by Federal banking regulators and represents a minimum allowance required for the related foreign exposure. The Company assesses the probable losses associated with that portion of the loan portfolio that is subject to the ATRR, and if an additional allowance is needed it is included in the allowance for credit losses.

ALLOWANCE FOR CREDIT LOSSES

         The allowance for credit losses reflects management's judgment of the level of allowance adequate to provide for probable losses inherent in the loan portfolio as of the balance sheet date. The allowance takes into consideration the following factors: (i) the economic conditions in those countries in the Region in which the Company conducts trade finance activities; (ii) the credit condition of its customers and correspondent banks, as well as the underlying collateral, if any; (iii) historical loss experience; (iv) the average maturity of its loan portfolio and (v) political and economic conditions in certain countries of the Region.

         On a quarterly basis, the Bank assesses the overall adequacy of the allowance for credit losses, utilizing a disciplined and systematic approach which includes the application of a specific allowance for identified impaired loans, an allocated formula allowance for identified graded loans and all other portfolio segments, and an unallocated allowance.

         Specific allowances are established for impaired loans in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the original contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan by loan basis for non-homogenous loans by either the present value of expected future cash flows discounted at the loans effective interest rate, the loans obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

         The allocated formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk grade of such loans. Changes in risk grades of both performing and nonperforming loans affect the amount of the allocated formula allowance. Loss factors are based on our historical loss experience or on loss percentages used by our regulators for similarly graded loans and may be adjusted upward for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are described as follows:

- Problem-graded loan loss factors are derived from loss percentages required by our banking regulators for similarly graded loans. Loss factors of 2 to 5%, 15% and 50% are applied to the outstanding balance of loans internally classified as special mention, substandard and doubtful, respectively.

- Pass-graded loan loss factors are based on net charge-offs (i.e., charge-off less recoveries) to average loans. The Company's current methodologies incorporate prior year net charge-offs, three year average net charge-offs and five year average net charge-offs and are used to compute a range of probable losses.

         The unallocated allowance is established based upon management's evaluation of various conditions, the effects of which are not directly measured in the determination of the allocated allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include, but are not limited to, the following factors which existed at the balance sheet date:

-    General economic and business conditions affecting the Region;
-    Loan volumes and concentrations;
-    Credit quality trends;
-    Collateral values;

-        Bank regulatory examination results; and
-        Findings of our internal credit examiners

         Management reviews these conditions quarterly with our senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit. Where any of these conditions is not evidenced by a specifically identifiable problem credit or reflected in the formula allowance as of the evaluation date, management's evaluation of the probable loss related to such condition is reflected in the unallocated allowance.

         Our methodologies include several features that are intended to reduce the difference between estimated and actual losses. The loss factors that are used to establish the allowance for pass-graded loans is designed to be self-correcting by taking into account changes in loan classification and permitting adjustments based on management's judgment of significant qualitative factors as of the evaluation date. Similarly, by basing the pass-graded loan loss factors on loss experience over the prior year and the last three or five years, the methodology is designed to take our recent loss experience into account. The Bank generally operates a commercial banking business, which does not include significant amounts of pooled loans or loans that are homogeneous in nature such as residential mortgages or consumer installment loans (these represent 0.2% and 0.9% of gross loans at December 31, 1999 and 1998, respectively).

ALLOCATED TRANSFER RISK RESERVES

         Management determines the level of ATRR utilizing the guidelines of the Interagency Country Exposure Review Committee ("ICERC"). The ICERC was formed by the OCC, FDIC and FRB to ensure consistent treatment of the transfer risk associated with banks' foreign exposures. Transfer risk is defined as the possibility that an asset cannot be serviced in the currency of payment because of a lack of, or restraints on the availability of, needed foreign exchange in the country of the obligor. The ICERC guidelines state that transfer risk is one facet of the more broadly defined concept of country risk. Country risk, which has an overarching effect on the realization of an institution's foreign assets, encompasses all of the uncertainties arising from the economic, social, and political conditions in a country. The ATRR ratings assigned by ICERC focus narrowly on the availability of foreign exchange to service a country's foreign debt, and represent the minimum required reserves for exposures that are subject to the ATRR provisions. ICERC meets several times a year to assess transfer risk in various countries, based largely on the level of aggregate exposure held by U.S. banks. Based on these assessments, ratings are established for individual countries. In establishing the ratings, ICERC does not consider the credit risk associated with individual counter parties in a country.

         A country may be rated "value impaired" based on ICERC's assessment of transfer risk. A value impaired country is one which has protracted arrearages in debt service, as indicated by one or more of the following: i) the country has not fully paid its interest in six months, ii) the country has not complied with International Monetary Fund programs and there is no immediate prospect for compliance, iii) the country has not met rescheduling terms for more than one year, iv) the country shows no definite prospects for an orderly restoration of debt service in the near future. Once a country has been rated value impaired, the requirements for ATRR are applicable for exposures to borrowers in that country. Generally, any obligation of a borrower in such a country will be subject to ATRR if the obligation becomes more than 30 days past due, or if it is restructured at any time to avoid delinquency. Once the ATRR is applicable, it can only be eliminated by charge-off of the asset, collection of the asset, or removal of the ATRR requirement by ICERC. Changes in the level of ATRR recorded by the Company, including increases resulting from higher requirements or applicable loans, and decreases resulting from lower requirements or collections of loans, are charged or credited to current income. Charge-offs of loans subject to ATRR requirements are charged against the ATRR to the extent of the ATRR applicable to that loan, and any excess is charged to the general allowance for credit losses.

         Currently, Ecuador is rated value impaired by ICERC, with a 90% ATTR requirement for applicable exposures. At December 31, 1999 and 1998, the Company had aggregate exposure to borrowers located in Ecuador of approximately $78 million and $100 million, respectively. During 1999, as a result of economic deterioration in Ecuador, the Company restructured exposures with certain borrowers to improve collectibility prospects. Primarily as a result of these restructurings, approximately $36.4 million of the Company's Ecuadorian exposure at December 31, 1999 was subject to the 90% ATRR requirement. Accordingly, ATRR reserves of $32.7 million have been provided at December 31, 1999. No ATRR reserves were required at December 31, 1998. At December 31, 1999, approximately 96% of these loans were in compliance with their contractual terms.

         The following table sets forth the composition of the allowance for credit losses and ATRR as of December 31, 1999 and 1998 (in thousands):


                                                                1999           1998
                                                              ---------      --------
           Allocated:
                Specific (Impaired loans)                      $  6,173      $  2,786
                Formula                                          12,033         7,108
           Unallocated                                            3,205         2,900
                                                              ---------      --------
           Total allowance for credit losses                     21,411        12,794
           Allocated transfer risk reserve                       32,720            --
                                                              ---------      --------
           Total allowance and reserves                       $  54,131      $ 12,794
                                                              =========      ========


         The specific allowances increased from $2.8 million at December 31, 1998 to $6.2 million at December 31, 1999 due to the specific allowances associated with the increased amount of impaired loans. The amount of impaired loans increased from $8.6 million at December 31, 1998 to $16.6 million at December 31, 1999. The increase in the allocated formula allowance is due to an increase in classified loans from borrowers in Ecuador, which required approximately $5.4 million in provisioning for the year. These Ecuadorian exposures were not subject to ATRR.

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

TABLE SEVENTEEN provides certain information with respect to activity in the Company's allowance for credit losses and allocated transfer risk reserve:

TABLE SEVENTEEN.  CREDIT LOSS AND TRANSFER RISK EXPERIENCE
(IN THOUSANDS)


                                                              For the Year Ended December 31,
                                            ---------------------------------------------------------------------
                                               1999             1998          1997          1996          1995
                                            -----------     -----------     ---------     ---------     ---------
Balance of allowance for credit losses at
   beginning of period ..................   $    12,794     $    10,317     $   5,725     $   4,450     $   4,133
 Charge-offs:
 Domestic:
   Commercial ...........................        (3,299)         (3,357)       (1,693)         (951)       (1,097)
   Acceptances ..........................            --            (100)           --            --            --
   Residential ..........................            --              --            --            --            --
   Installment ..........................            (5)             --            (3)           (8)           (3)
                                            -----------     -----------     ---------     ---------     ---------
   Total domestic .......................        (3,304)         (3,457)       (1,696)         (959)       (1,100)
 Foreign:
   Government and official institutions .            --              --            --            --            --
   Banks and other financial institutions        (2,330)         (3,901)         (896)         (678)           --
   Commercial and industrial ............        (6,216)             --            --          (146)       (1,044)(1)
   Acceptances discounted ...............            --              --            --            --            --
                                            -----------     -----------     ---------     ---------     ---------
   Total foreign ........................        (8,546)         (3,901)         (896)         (824)       (1,044)
                                            -----------     -----------     ---------     ---------     ---------
 Total charge-offs ......................       (11,850)         (7,358)       (2,592)       (1,783)       (2,144)
 Recoveries:
 Domestic:
   Commercial ...........................             1              12           203            16            10
   Acceptances ..........................            --              --            --            --            --
   Residential ..........................            --              --            --            --            --
   Installment ..........................             3              --             1             2             1
 Foreign:
   Commercial
   Banks and other financial institutions           163             202            --            --            --
                                            -----------     -----------     ---------     ---------     ---------
   Total recoveries .....................           167             214           204            18            11
                                            -----------     -----------     ---------     ---------     ---------
 Net (charge-offs) recoveries ...........       (11,683)         (7,144)       (2,388)       (1,765)       (2,133)
 Provision for credit losses ............        20,300           9,621         6,980         3,040         2,450
                                            -----------     -----------     ---------     ---------     ---------
Balance at end of period ................   $    21,411     $    12,794     $  10,317     $   5,725     $   4,450
                                            ===========     ===========     =========     =========     =========

ATRR at beginning of period .............   $        --     $        --     $      --     $      --     $      --
Charge-offs to ATRR .....................            --              --            --            --            --
Recoveries to ATRR ......................            --              --            --            --            --
Provision for transfer risk..............        32,720              --            --            --            --
                                            -----------     -----------     ---------     ---------     ---------
ATRR at end of period ...................   $    32,720     $        --     $      --     $      --     $      --
                                            ===========     ===========     =========     =========     =========

Total allowances at end of period .......   $    54,131     $    12,794     $  10,317     $   5,725     $   4,450
                                            ===========     ===========     =========     =========     =========

Average loans ...........................   $ 1,181,865     $ 1,165,224     $ 737,921     $ 485,758     $ 370,568
Total loans .............................   $ 1,138,201     $ 1,166,728     $ 964,794     $ 535,559     $ 422,980
Net charge-offs to average loans ........          1.00%           0.61%         0.32%         0.36%         0.58%
Allowance for credit losses to total
  loans .................................          1.88%           1.10%         1.07%         1.07%         1.05%
Allowance for credit losses and ATRR
  to total loans ........................          4.76%           1.10%         1.07%         1.07%         1.05%


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

         TABLE EIGHTEEN sets forth an analysis of the allocation of the allowance for credit losses and ATRR by category of loans and the allowance for credit losses and ATRR allocated to foreign loans. The allowance is established to cover probable losses inherent in the portfolio as of the latest balance sheet date.

TABLE EIGHTEEN. ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES AND ALLOCATED TRANSFER RISK RESERVES
(In thousands)


                                                             Year Ended December 31,
                                             -------------------------------------------------------------
                                               1999         1998         1997         1996         1995
                                             ---------    ---------    ---------    ---------    ---------
Allocation of the allowance by category of
  loans:
Domestic:
    Commercial                               $   3,199    $   1,138    $   2,053    $   1,964    $     680
    Acceptances                                    269          211          315          226          333
    Residential mortgages                           10           66           59           54           57
                                             ---------    ---------    ---------    ---------    ---------
     Total domestic                              3,478        1,415        2,427        2,244        1,070
                                             ---------    ---------    ---------    ---------    ---------
 Foreign:
    Non-ATRR
    Government and official institutions         1,496           --           --           --           --
    Banks and other financial institutions       5,152        3,033        3,854        2,112        1,900
    Commercial and industrial                   11,015        8,010        3,442          920        1,101
    Acceptances discounted                         270          336          594          449          379
                                             ---------    ---------    ---------    ---------    ---------
     Total foreign non-ATRR                     17,933       11,379        7,890        3,481        3,380
                                             ---------    ---------    ---------    ---------    ---------
   Foreign ATRR
    Government and official institutions         6,035           --           --           --           --
    Banks and other financial institutions      19,800           --           --           --           --
    Commercial and industrial                    6,885           --           --           --           --
                                             ---------    ---------    ---------    ---------    ---------
      Total foreign ATRR                        32,720           --           --           --           --
                                             ---------    ---------    ---------    ---------    ---------
        Total Foreign                           50,653       11,379        7,890        3,481        3,380
                                             ---------    ---------    ---------    ---------    ---------
 Total                                       $  54,131    $  12,794    $  10,317    $   5,725    $   4,450
                                             =========    =========    =========    =========    =========
Percent of loans in each category to total
  loans:
Domestic:
   Commercial                                     35.4%        24.8%        18.6%        20.6%        22.8%
   Acceptances                                     5.3%         4.9%         4.7%         4.4%         7.8%
   Residential                                     0.2%         0.9%         1.2%         2.0%         2.7%
                                             ---------    ---------    ---------    ---------    ---------
    Total domestic                                40.9%        30.6%        24.5%        27.0%        33.3%
                                             ---------    ---------    ---------    ---------    ---------
Foreign:
   Government and official institutions            2.8%         3.4%         0.1%         0.1%         0.2%
   Banks and other financial institutions         18.1%        25.9%        36.5%        24.2%        32.3%
   Commercial and industrial                      29.6%        33.9%        33.2%        33.6%        19.3%
   Acceptances discounted                          5.3%         6.2%         5.7%        15.1%        14.9%
                                             ---------    ---------    ---------    ---------    ---------
     Total foreign non-ATRR                       55.8%        69.4%        75.5%        73.0%        66.7%
                                             ---------    ---------    ---------    ---------    ---------
   Foreign ATRR
   Government and official institutions            0.6%          --           --           --           --
   Banks and other financial institutions          2.0%          --           --           --           --
   Commercial and industrial                       0.7%          --           --           --           --
                                             ---------    ---------    ---------    ---------    ---------
      Total foreign ATRR                           3.3%          --           --           --           --
                                             ---------    ---------    ---------    ---------    ---------
        Total Foreign                             59.1%        69.4%        75.5%        73.0%        66.7%
                                             ---------    ---------    ---------    ---------    ---------
        Total                                    100.0%       100.0%       100.0%       100.0%       100.0%
                                             =========    =========    =========    =========    =========

TABLE NINETEEN. ANALYSIS OF ALLOWANCES FOR CREDIT LOSSES AND ALLOCATED TRANSFER RISK RESERVES ALLOCATED TO FOREIGN LOANS
(In thousands)

                                                       Year Ended December 31,
                                     -----------------------------------------------------
                                       1999        1998        1997       1996       1995
                                     --------    --------    -------    -------    -------
Balance, beginning of year           $ 11,379    $  7,890    $ 3,481    $ 3,380    $ 2,062
Provision for credit losses            14,937       7,188      5,305        925      2,362
Provision for transfer risk            32,720
Net charge-offs                        (8,383)     (3,699)      (896)      (824)    (1,044)(1)
                                     --------    --------    -------    -------    -------

 Balance, end of period              $ 50,653    $ 11,379    $ 7,890    $ 3,481    $ 3,380
                                     ========    ========    =======    =======    =======

Composition at end of period:
Allowance for credit losses          $ 17,933    $ 11,379    $ 7,890    $ 3,481    $ 3,380
Allowance for transfer risk (ATRR)     32,720          --         --
                                     --------    --------    -------    -------    -------

  Total foreign allowances           $ 50,653    $ 11,379    $ 7,890    $ 3,481    $ 3,380
                                     ========    ========    =======    =======    =======


(1) Related to extensions of credit to a domestic-based business operated by a company organized under the laws of a foreign country.

NONPERFORMING ASSETS

         Nonperforming assets consist of nonaccrual loans and foreclosed assets. The Company usually places an asset on nonaccrual status when any payment of principal or interest is over 90 days past due or earlier if management determines the collection of principal or interest to be unlikely. Loans over 90 days past due may not be placed on nonaccrual if they are in the process of collection and are either secured by property having a realizable value at least equal to the outstanding debt and accrued interest or are fully guaranteed by a financially responsible party whom the Company believes is willing and able to discharge the debt, including accrued interest. In most cases, if a borrower has more than one loan outstanding with the Company and any of its individual loans becomes over 90 days past due, the Company places all outstanding loans to that borrower on nonaccrual status.

         Table Twenty sets forth information regarding the Company's nonperforming loans at the dates indicated. Non-performing loans increased from $9.1 million at December 31, 1998 to $18.6 million at December 31, 1999. This increase was due to an increase of $4.7 million in domestic nonperforming loans and $4.8 million in foreign nonperforming loans. The increase in domestic nonperforming loans was due largely to one credit relationship in the amount of $6.4 million that was offset by charge-offs during the year. The increase of $4.8 million in foreign nonperforming loans was due to several nonperforming loans, one of which accounted for approximately 78% of the increase. Management monitors these loans very closely.

TABLE TWENTY. NONPERFORMING LOANS
(In thousands)

                                                                                 At December 31,
                                                  ----------------------------------------------------------------------------
                                                    1999             1998             1997             1996             1995
                                                  --------         --------         --------         --------         --------
Domestic:
   Non accrual                                    $  6,995         $  2,189         $  3,100         $  3,087         $  1,345
   Past due over 90 days and accruing                   --               69               --               --              582
                                                  --------         --------         --------         --------         --------
     Total domestic nonperforming loans              6,995            2,258            3,100            3,087            1,927

 Foreign:
   Non accrual                                       9,588            6,396            2,949            1,654            2,287
   Past due over 90 days and accruing                1,992              404               --              112              301
                                                  --------         --------         --------         --------         --------
    Total foreign nonperforming loans               11,580            6,800            2,949            1,766            2,588

Total nonperforming loans(1)                      $ 18,575         $  9,058         $  6,049         $  4,853         $  4,515
                                                  ========         ========         ========         ========         ========

Total nonperforming loans to total loans              1.66%            0.78%            0.48%            0.91%            1.07%
Total nonperforming assets to total assets            1.08%            0.53%            0.64%            0.64%            0.73%

(1) During such periods the Company did not have any loans, which were deemed to be "troubled debt restructurings" as defined in SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings.

         At December 31, 1999 the Company had no nonaccruing investment securities.

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

         Management does not believe that there is a material amount of loans not included in the foregoing table where known information about possible credit problems of the borrowers would cause management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in such loans becoming non-accruing loans. At December 31, 1999, the Bank had total cross-border exposure to Ecuador of approximately $78 million, including loans of $43.6 million. Approximately 96% of these items were performing in compliance with their contractual terms as of December 31, 1999.

CAPITAL RESOURCES

         Stockholders' equity at December 31, 1999 was $113.3 million compared to $109.2 million at December 31, 1998. This increase was due primarily to a $5.7 million change in unrealized gain on available for sale securities offset by the net loss of $2.2 million. During 1997 the Company paid dividends on preferred stock of $319 thousand, which were within the amounts allowed by banking and holding company regulations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK MANAGEMENT

         In the normal course of conducting business activities, the Company is exposed to market risk, which includes both price and liquidity risk. The Company's price risk arises from fluctuations in interest rates, and foreign exchange rates that may result in changes in values of financial instruments if the instrument is payable in a currency other than dollars. The Company generally does not hold a substantial amount of instruments denominated in currency other than U.S. dollars. When it does, however, it mitigates this risk by hedging the currency through forward contracts. As of December 31, 1999 and 1998, assets denominated in foreign currency amounted to approximately $2.5 million and $440,000, respectively. Liabilities denominated in a foreign currency at December 31, 1999 and 1998 amounted to approximately $1.3 million and $847,000 million, respectively. The Company holds substantially all of its assets in U.S. dollars. Accordingly, the risk related to changes in foreign exchange rates is minimal. Changes in exchange rates in the Region would not expose the assets to foreign exchange risk, since the obligations are to be repaid in dollars. However, the change in foreign exchange rates could affect the ability of the borrower to repay its obligation, which would be addressed in our credit risk analysis. Credit risks related to our assets are discussed in the "Allowance for Credit Loss." The Company does not have material direct market risk related to commodity and equity prices. Liquidity risk arises from the possibility that the Company may not be able to satisfy current and future financial commitments or that the Company may not be able to liquidate financial instruments at market prices. Risk management policies and procedures have been established and are utilized to manage the Company's exposure to market risk. The strategy of the Company is to operate at an acceptable risk environment while maximizing its earnings.

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

         TABLE SIXTEEN provides the Company's Interest Rate Sensitivity Reports as of December 31, 1999. This table shows that interest-bearing liabilities maturing or repricing within one year exceeded interest-earning assets by $153.8 million. The Company monitors that the assets and liabilities are closely matched to minimize interest rate risk. On December 31, 1999 the interest rate risk position of the Company was not significant since the impact of a 100 basis point rise or fall of interest rates over the next 12 months is estimated at 3 percent of net income.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Hamilton Bancorp Inc.:

         We have audited the accompanying consolidated statements of condition of Hamilton Bancorp Inc. and its subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         As discussed in Note 17 to the consolidated financial statements, at December 31, 2000, Hamilton Bank, N.A. (the "Bank"), a 99.78% owned subsidiary of the Company, did not meet the minimum capital requirements prescribed by the Office of the Comptroller of the Currency (the "OCC"). The Bank is currently operating under a cease and desist order by consent (the "September 8 Order") with the OCC that, among other things, requires it to meet prescribed capital requirements by no later than September 30, 2000. Failure of the Bank to comply with the terms of the September 8 Order could result in the assessment of civil money penalties, the issuance of an order by a District Court requiring compliance with the September 8 Order, the placing of restrictions on the source of deposits or, in certain circumstances, the appointment of a conservator or receiver. In addition, the Federal Deposit Insurance Corporation may initiate a termination of insurance proceeding where there has been a violation of an order. Also, as discussed in Note 17, on March 28, 2001, the OCC (i) issued a Notice of Charges which seeks the issuance of an Amended Order to Cease and Desist, (ii) issued a Temporary Order to Cease and Desist, and (iii) notified the Company of its intent to "reclassify" the capital category of the Bank to "undercapitalized" for purposes of Prompt Corrective Action. Management's plans concerning these matters are also described in Note 17.

         As discussed in Note 18, the accompanying 1999 financial statements have been restated.


Deloitte & Touche LLP
Certified Public Accountants
Miami, Florida

March 24, 2000 (December 26, 2000 as to Note 16 and May 25, 2001 as to Note 17 and the effects of the restatement described in Note 18)

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                           DECEMBER 31, 1999 AND 1998
                (DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                    AS RESTATED,
                                                                                    SEE NOTE 18
                                                                                       1999                1998
                                                                                   ------------        ------------
ASSETS
CASH AND DEMAND DEPOSITS WITH OTHER BANKS .................................        $     21,710        $     24,213
FEDERAL FUNDS SOLD ........................................................              63,400              87,577
                                                                                   ------------        ------------
      Total cash and cash equivalents .....................................              85,110             111,790
INTEREST-EARNING DEPOSITS WITH OTHER BANKS ................................             165,685             200,203
SECURITIES AVAILABLE FOR SALE (Amortized cost: $266,517
   in 1999 and $70,509 in 1998) ...........................................             274,277              69,725
SECURITIES HELD TO MATURITY (Fair value: $38,199 in 1998) .................                   0              35,870
LOANS - NET ...............................................................           1,081,256           1,150,903
DUE FROM CUSTOMERS ON BANKERS ACCEPTANCES .................................              27,767              75,567
DUE FROM CUSTOMERS ON DEFERRED PAYMENT LETTERS
   OF CREDIT ..............................................................               5,835               6,468
PROPERTY AND EQUIPMENT - NET ..............................................               5,209               4,775
ACCRUED INTEREST RECEIVABLE ...............................................              19,111              19,201
GOODWILL - NET ............................................................               1,658               1,833
OTHER ASSETS ..............................................................              34,779              16,894
                                                                                   ------------        ------------
TOTAL .....................................................................        $  1,700,687        $  1,693,229
                                                                                   ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS ..................................................................        $  1,535,606        $  1,477,052
OTHER BORROWINGS ..........................................................                                   6,116
TRUST PREFERRED SECURITIES ................................................              12,650              11,000
BANKERS ACCEPTANCES OUTSTANDING ...........................................              27,767              75,567
DEFERRED PAYMENT LETTERS OF CREDIT OUTSTANDING ............................               5,835               6,468
OTHER LIABILITIES .........................................................               5,500               7,784
                                                                                   ------------        ------------
      Total liabilities ...................................................           1,587,358           1,583,987
                                                                                   ------------        ------------

COMMITMENTS AND CONTINGENCIES (Note 4, 12, 17)
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 75,000,000 shares
      authorized, 10,081,147 shares
      issued and outstanding at December 31, 1999 and
      10,050,062 shares issued and outstanding at December 31, 1998 .......                 101                 100
   Capital surplus ........................................................              60,708              60,117
   Retained earnings ......................................................              47,302              49,511
   Accumulated other comprehensive income (loss) ..........................               5,218                (486)
                                                                                   ------------        ------------
      Total stockholders' equity ..........................................             113,329             109,242
                                                                                   ------------        ------------
TOTAL .....................................................................        $  1,700,687        $  1,693,229
                                                                                   ============        ============

          See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                          AS RESTATED, SEE
                                                               NOTE 18
                                                                1999              1998              1997
                                                          ----------------    ------------      ------------
INTEREST INCOME:
   Loans, including fees ............................       $    107,620      $    106,885      $     70,262
   Deposits with other banks ........................             15,940            10,989             8,909
   Investment securities ............................              8,787             4,903             2,980
   Federal funds sold ...............................              1,647             1,484             1,008
                                                            ------------      ------------      ------------
      Total .........................................            133,994           124,261            83,159
                                                            ------------      ------------      ------------

INTEREST EXPENSE:
   Deposits .........................................             72,224            69,719            43,913
   Trust preferred securities .......................              1,232
   Federal funds purchased and other borrowings .....                181               561               284
                                                            ------------      ------------      ------------
      Total .........................................             73,637            70,280            44,197
                                                            ------------      ------------      ------------
NET INTEREST INCOME .................................             60,357            53,981            38,962
PROVISION FOR CREDIT LOSSES .........................             20,300             9,621             6,980
PROVISION FOR TRANSFER RISK .........................             32,720
                                                            ------------      ------------      ------------
NET INTEREST INCOME AFTER PROVISIONS ................              7,337            44,360            31,982
                                                            ------------      ------------      ------------

NON-INTEREST INCOME:
   Trade finance fees and commissions ...............             12,035            13,101            12,768
   Syndication and structuring fees .................              6,266             3,352             2,535
   Customer service fees ............................              1,528             1,149               934
   Net gain (loss) on sale of assets ................                562              (220)              108
   Other ............................................                299               171                97
                                                            ------------      ------------      ------------
      Total .........................................             20,690            17,553            16,442
                                                            ------------      ------------      ------------

OPERATING EXPENSES:
   Employee compensation and benefits ...............             14,556            14,527            13,162
   Occupancy and equipment ..........................              4,273             4,229             3,251
   Loss on exchanges and write-down of assets .......                187            22,810
   Legal Expenses ...................................              3,627             1,601               108
   Other ............................................              9,416             7,119             6,902
                                                            ------------      ------------      ------------
      Total .........................................             32,059            50,286            23,423
                                                            ------------      ------------      ------------
INCOME (LOSS) BEFORE INCOME TAXES ...................             (4,032)           11,627            25,001
PROVISION FOR (BENEFIT FROM) FOR INCOME TAXES .......             (1,823)            4,132             9,098
                                                            ------------      ------------      ------------
NET INCOME (LOSS) ...................................       $     (2,209)     $      7,495      $     15,903
                                                            ============      ============      ============
NET INCOME (LOSS) PER COMMON SHARE:
   Basic ............................................       $       (.22)     $       0.75      $       1.81
                                                            ============      ============      ============
   Diluted ..........................................       $       (.22)     $       0.72      $       1.73
                                                            ============      ============      ============

AVERAGE SHARES OUTSTANDING:
   Basic ............................................         10,069,898         9,983,208         8,806,379
                                                            ============      ============      ============
   Diluted ..........................................         10,069,898        10,390,884         9,173,680
                                                            ============      ============      ============


          See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)


                                                                AS RESTATED
                                                                SEE NOTE 18
                                                                    1999          1998          1997
                                                                -----------     --------      --------
NET INCOME (LOSS) ..........................................     $  (2,209)     $  7,495      $ 15,903
OTHER COMPREHENSIVE (LOSS) INCOME, Net of tax:
   Unrealized (depreciation) appreciation
      in securities available for sale during year .........         5,704          (433)           18
   Less: Reclassification adjustment for gains
      included in net income ...............................                                       (69)
                                                                 ---------      --------      --------
      Total ................................................         5,704          (433)          (51)
                                                                 ---------      --------      --------
COMPREHENSIVE INCOME .......................................     $   3,495      $  7,062      $ 15,852
                                                                 =========      ========      ========

          See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999 (AS RESTATED, SEE NOTE 18)
                (DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                   PREFERRED STOCK          COMMON STOCK
                                                  -----------------   ------------------------       CAPITAL       RETAINED
                                                  SHARES     AMOUNT     SHARES         AMOUNT        SURPLUS    EARNINGS(LOSS)
                                                  -------    ------   ----------     ---------      --------    --------------
BALANCE, DECEMBER 31, 1996 ..................     101,207     $ 1      5,205,030     $      52      $ 17,318      $  26,432
  Net change in unrealized loss
    on securities available for
    sale, net of taxes ......................
  Cash dividends on preferred stock,
    net of withholding taxes ................
  Conversion of preferred stock into
    common stock with 6.5 to 1 split ........    (101,207)     (1)       466,160             5            (4)
  Conversion of Bank stock and warrants
    into common stock with 6.5 to 1 split ...                          1,396,759            14           (14)
  Sale of 2,760,000 shares of common
    stock in public offering, net ...........                          2,760,000            27        38,966
  Net income ................................
                                                  -------     ---     ----------     ---------      --------      ---------
BALANCE, DECEMBER 31, 1997 ..................          --      --      9,827,949            98        56,266         42,016
  Issuance of 222,113 shares of common
    stock from exercise of options ..........                            222,113             2         2,048
  Reduction of tax liability due to
    deductibility of stock
    options exercised .......................                                                          1,803
  Net change in unrealized loss on
    securities available for sale,
    net of taxes ............................
  Net Income ................................                                                                         7,495
                                                  -------     ---     ----------     ---------      --------      ---------
BALANCE, DECEMBER 31, 1998 ..................          --      --     10,050,062           100        60,117         49,511
  Issuance of 31,085 shares of common
    stock from exercise of options ..........                             31,085             1           286
  Reduction of tax liability due to
    deductibility of stock options
    exercised ...............................                                                            305
  Net change in unrealized loss on
    securities available for sale,
    net of taxes ............................
  Net loss ..................................                                                                        (2,209)
                                                  -------     ---     ----------     ---------      --------      ---------
BALANCE, DECEMBER 31, 1999 ..................          --     $--     10,081,147     $     101      $ 60,708      $  47,302
                                                  -------     ---     ----------     ---------      --------      ---------


                                                     ACCUMULATED
                                                        OTHER          TOTAL
                                                    COMPREHENSIVE  STOCKHOLDERS'
                                                        INCOME         EQUITY
                                                    -------------  -------------
BALANCE, DECEMBER 31, 1996 ..................          $     (2)     $  43,800
  Net change in unrealized loss
    on securities available for
    sale, net of taxes ......................               (51)           (51)
  Cash dividends on preferred stock,
    net of withholding taxes ................              (319)          (319)
  Conversion of preferred stock into
    common stock with 6.5 to 1 split ........
  Conversion of Bank stock and warrants
    into common stock with 6.5 to 1 split ...
  Sale of 2,760,000 shares of common
    stock in public offering, net ...........                           38,993
  Net income ................................            15,903         15,903
                                                       --------      ---------
BALANCE, DECEMBER 31, 1997 ..................               (53)        98,327
  Issuance of 222,113 shares of common
    stock from exercise of options ..........                            2,050
  Reduction of tax liability due to
    deductibility of stock
    options exercised .......................                            1,803
  Net change in unrealized loss on
    securities available for sale,
    net of taxes ............................              (433)          (433)
  Net Income ................................                            7,495
                                                       --------      ---------
BALANCE, DECEMBER 31, 1998 ..................              (486)       109,242
  Issuance of 31,085 shares of common
    stock from exercise of options ..........                              287
  Reduction of tax liability due to
    deductibility of stock options
    exercised ...............................                              305
  Net change in unrealized loss on
    securities available for sale,
    net of taxes ............................             5,704          5,704
  Net loss ..................................                           (2,209)
                                                       --------      ---------
BALANCE, DECEMBER 31, 1999 ..................          $  5,218      $ 113,329
                                                       --------      ---------

          See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                             AS RESTATED,
                                                                             SEE NOTE 18
                                                                                 1999               1998               1997
                                                                             ------------        ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .................................................        $   (2,209)        $    7,495         $   15,903
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
      Depreciation and amortization ..................................             1,283              1,173              1,024
      Provision for credit losses ....................................            20,300              9,621              6,980
      Provision for transfer risk ....................................            32,720
      Deferred tax benefit ...........................................            (3,746)            (8,612)            (2,615)
      Loss on exchanges and write down on assets .....................               187             22,810
      Net gain on sale of securities available for sale ..............                                                    (108)
      Net loss (gain) on sale of loans and other real estate owned ...              (561)               220
      Proceeds from the sale of bankers acceptances
        and loan participations ......................................            25,238            102,402             80,007
      Increase in accrued interest receivable and other assets .......           (16,918)            (7,963)            (5,248)
      (Decrease) increase in other liabilities .......................            (2,008)             4,524                107
                                                                              ----------         ----------         ----------
        Net cash provided by operating activities ....................            54,286            131,670             96,050
                                                                              ----------         ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in interest-earning
      deposits with other banks ......................................            34,518            (86,473)           (33,253)
   Purchase of securities available for sale .........................          (762,150)          (245,442)          (201,448)
   Purchase of securities held to maturity ...........................           (14,703)           (31,299)
   Proceeds from pay downs of securities held to maturity ............             3,307                989
   Purchase of loan participations ...................................           (69,414)           (17,463)
   Proceeds from sales and maturities of
      securities available for sale ..................................           763,180            214,037            176,203
   Increase in loans - net ...........................................          (106,808)          (327,696)          (512,139)
   Purchases of property and equipment - net .........................            (1,495)              (936)            (2,166)
   Proceeds from sale of loans and other real estate owned ...........            18,224             21,798
                                                                              ----------         ----------         ----------
      Net cash used in investing activities ..........................          (135,341)          (472,485)          (572,803)
                                                                              ----------         ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits - net ........................................            58,554            342,005            496,407
   Proceeds from trust preferred securities offering .................             1,650             11,000
   (Repayment of) proceeds from other borrowing ......................            (6,116)             6,116
   Net proceeds from issuance of common stock ........................               287              2,050             38,993
   Cash dividends on preferred  stock ................................                                                    (319)
                                                                              ----------         ----------         ----------
      Net cash provided by financing activities ......................            54,375            361,171            535,081
                                                                              ----------         ----------         ----------
NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS ..................................................           (26,680)            20,356             58,328
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR ...........................................................           111,790             91,434             33,106
                                                                              ----------         ----------         ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR .............................        $   85,110         $  111,790         $   91,434
                                                                              ==========         ==========         ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Interest paid during the year .....................................        $   73,536         $   68,665         $   42,555
                                                                              ==========         ==========         ==========
   Income taxes paid during the year .................................        $   14,957         $   12,717         $    9,077
                                                                              ==========         ==========         ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
   Other real estate owned acquired through foreclosure ..............                                              $      165
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

         The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The following summarizes the more significant of these policies:

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

         Allowances for Credit Losses and Allocated Transfer Risk Reserves - The allowance for credit losses is established through a provision for credit losses charged to expense based on management's evaluation of probable losses inherent in its loan portfolio. On a quarterly basis, the management assesses the overall adequacy of the allowance for credit losses, utilizing a disciplined and systematic approach which includes the application of a specific allowance for identified impaired loans, an allocated formula allowance for identified graded loans and all other portfolio segments, and an unallocated allowance.

         Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred. A specific allowance is established on an individual loan basis and is determined by a method prescribed by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan agreement. A loan is not impaired during a period of delay in payment if the creditor expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the historical effective loan rate as the discount rate. Alternatively, measurement may also be based on observable market prices, or for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. The Company evaluates commercial loans individually for impairment, while groups of smaller-balance homogeneous loans (generally residential mortgage and installment loans) are collectively evaluated for impairment. The Company has classified all non-accrual loans as impaired.

         The allocated formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk grade of such loans. Changes in risk grades of both performing and nonperforming loans affect the amount of the allocated formula allowance. Loss factors are based on our historical loss experience or on loss percentages used by our regulators for similarly graded loans and may be adjusted upward for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date

         The unallocated allowance is established based upon management's evaluation of various conditions, the effects of which are not directly measured in the determination of the allocated allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include, but are not limited to, general economic and business conditions, loan volumes and concentrations, credit quality trends, collateral values, regulatory examination results and internal credit reviews.

         The allowance for transfer risks ("allocated transfer risk reserves" or "ATRR") is established through a provision for transfer risks charged to expense based on guidelines of Federal banking regulators. Transfer risk is the possibility that an asset cannot be serviced in the currency of payment because of a lack of, or restraints on the availability of, needed foreign exchange in the country of the obligor. The required amount of ATRR represents a minimum level of allowance and is required for credit exposures with respect to any country rated "value impaired" by the Interagency Country Exposure Review Committee ("ICERC"), which was created by the Office of the Comptroller of the Currency ("OCC"), the Federal Reserve Board ("FRB") and the Federal Deposit Insurance Corporation ("FDIC") to ensure consistent treatment of the transfer risk associated with bank's foreign exposures to both public and private sector entities. The ICERC requires a specific percentage level for ATRR for exposures rated value impaired. ATRR is a specific allowance which is applicable when an obligation becomes 30 days past due and/or is restructured to avoid delinquency.

         Many of the factors considered in assessing the adequacy of the allowances for credit losses and transfer risks involve a significant degree of estimation and are beyond management's control or are subject to changes, which may be unforeseen. Although management believes the allowances are adequate to absorb losses on existing loans that may become uncollectible due to credit or transfer risk, ultimate losses may vary significantly from current estimates.

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

         Building..................................................     30 years
         Leasehold improvements....................................     5 - 10 years
         Furniture and equipment...................................     5 - 7 years
         Automobiles...............................................     5 years

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

         Trade finance fees and commissions include fees for letters of credit, acceptances and fees earned in connection with the granting of credit facilities to customers for the purpose of issuance, acceptance and refinancing of letters of credit. Fees and commissions from the issuance of commercial letters of credit are deferred and amortized over the letter of credit guarantee period. Fees and commissions from acceptances are recognized upon presentation of the accepted time draft by the holder. Fees for granting and direct cost of originating credit facilities are deferred and recognized over the term of the related facility.

         Syndication and structuring fees are earned in connection with the purchase, participation and placement, without recourse or future obligation, of trade finance obligations and for arranging financing for domestic and foreign customers. Nonrefundable fees earned and direct origination costs for such transactions are recognized over the term of the related facility, if the Company participates in the funding of the facility. Nonrefundable fees earned for services other than funding are recognized immediately at the time the transaction is consummated, which is coincident with the time the services are provided.

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

         Net Income (Loss) Per Common Share - Basic earnings (loss) per share is computed based on the average number of common shares outstanding and diluted earnings per share is computed based on the average number of common and the diluted impact of potential common shares (consisting of stock options, see Note 9) outstanding under the treasury stock method.

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

2.       INVESTMENT SECURITIES

         A comparison of the amortized cost and fair value of investment securities at December 31, 1999 and 1998 is as follows (dollars in thousands):

                                                                                      1999
                                                       -----------------------------------------------------------------
                                                                             GROSS UNREALIZEDFAIR
                                                         AMORTIZED       ----------------------------
                                                           COST             GAINS           LOSSES             VALUE
                                                       ------------      -----------     ------------      -------------
AVAILABLE FOR SALE:
    Foreign debt securities........................    $    164,586      $    10,860     $      4,336      $     171,110
    U.S. Government and agency securities..........          54,698                5                5             54,698
    Mortgage backed securities.....................          28,370               --            1,792             26,578
    Perpetual subordinated euro notes..............           8,359            3,062               --             11,421
    Foreign bank stocks............................           4,180               --               --              4,180
    Municipal bonds................................           3,239               --               --              3,239
    Federal Reserve Bank stock.....................           1,985               --               --              1,985
    Other..........................................           1,100               28               62              1,066
                                                       ------------      -----------     ------------      -------------
    Total..........................................    $    266,517      $    13,955     $      6,195      $     274,277
                                                       ============      ===========     ============      =============

                                                                                      1998
                                                       -----------------------------------------------------------------
                                                                             GROSS UNREALIZEDFAIR
                                                         AMORTIZED       ----------------------------
                                                           COST             GAINS           LOSSES             VALUE
                                                       ------------      -----------     ------------      -------------
AVAILABLE FOR SALE:
    U.S. Government and agency securities..........    $     46,835      $        11     $          2      $      46,844
    Foreign debt securities........................          20,284               15              383             19,916
    Federal Reserve Bank stock.....................           1,262               --               --              1,262
    Foreign bank stocks............................           1,028               --              276                752
    Other..........................................           1,100               28              177                951
                                                       ------------      -----------     ------------      -------------
    Total..........................................    $     70,509      $        54     $        838      $      69,725
                                                       ============      ===========     ============      -------------

HELD TO MATURITY:
    Mortgage backed securities.....................    $     17,242      $        30     $        203      $      17,069
    Municipal bonds................................           3,000                                                3,000
    Perpetual subordinated euro notes..............           8,359            1,731                              10,090
    Foreign government debt securities.............           7,269              771                               8,040
                                                       ------------      -----------     ------------      -------------
    Total..........................................    $     35,870      $     2,532     $        203      $      38,199
                                                       ============      ===========     ============      =============

         At December 31, 1999, foreign bearer securities originally underwritten as loans with a cost basis of $123 million and a fair market value of $122 million were transferred to securities available for sale due to a change in management's intent with respect to all bearer securities. Included in the transfer were bearer securities with a cost basis of $44.3 million, and a fair market value of $45.5 million, which were acquired in 1998 in connection with the exchange of certain assets. Also, certain foreign securities previously classified as held to maturity with a cost basis of $15.6 million and a fair market value of $19.6 million, were reclassified to securities available for sale. These securities were also acquired in 1998 in connection with the exchange transaction. See Notes 3 and 16 for additional information.

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

The following table shows the amortized cost and the fair value by maturity distribution of the securities portfolio at December 31, 1999 (dollars in thousands):

                                                                                          AVAILABLE FOR SALE
                                                                                     -----------------------------
                                                                                      AMORTIZED            FAIR
                                                                                        COST               VALUE
                                                                                     ----------         ----------
Within one year................................................................      $  141,984         $  140,057
One to five years..............................................................          23,934             24,726
Five to ten years..............................................................          48,275             55,029
Over ten years.................................................................          36,700             35,813
                                                                                     ----------         ----------
Total..........................................................................         250,893            255,625
Federal Reserve Bank stock.....................................................           1,985              1,985
Foreign bank stocks............................................................           4,180              4,180
Perpetual subordinated euro notes..............................................           8,359             11,421
Other..........................................................................           1,100              1,066
                                                                                     ----------         ----------
Total securities...............................................................      $  266,517         $  274,277
                                                                                     ==========         ==========

3.       LOANS

         Loans consist of the following at December 31, 1999 and 1998 (dollars in thousands):

                                                                                        1999               1998
                                                                                     ----------         ----------
Commercial (primarily trade related):
   Domestic....................................................................      $  394,625         $  289,032
   Foreign.....................................................................         600,924            737,667
Acceptances discounted - trade related:
   Domestic....................................................................          59,040             56,706
   Foreign.....................................................................          59,256             72,597
Interbank placements - Foreign.................................................          22,000                 --
Residential mortgages..........................................................           2,140             10,494
Installment....................................................................             216                232
                                                                                     ----------         ----------
Total..........................................................................       1,138,201          1,166,728
Less: Unearned income:
         Acceptances discounted................................................           2,669              2,814
         Other.................................................................             145                217
      Allowance for credit losses..............................................          21,411             12,794
      Allocated transfer risk reserves.........................................          32,720                 --
                                                                                     ----------         ----------
Loans - net....................................................................      $1,081,256         $1,150,903
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

         As of December 31, 1998, the Company had approximately $123 million in bearer debt securities, which were classified as loans and were accounted for as held to maturity securities under SFAS No. 115. During 1999, all held to maturity securities were transferred to and are being accounted for as available for sale securities under SFAS No. 115.

         A summary of the activity in the allowances for credit losses and transfer risks for the years ended December 31, 1999, 1998 and 1997 is as follows (dollars in thousands):

                                                               1999                 1998                 1997
                                                            ----------           ----------           ----------
ALLOWANCE FOR CREDIT LOSSES

Balance at the beginning of year .................          $   12,794           $   10,317           $    5,725
Provision charged to operations ..................              20,300                9,621                6,980
Loan charge-offs, net of recoveries ..............             (11,683)              (7,144)              (2,388)
                                                            ----------           ----------           ----------
Balance at the end of year .......................              21,411               12,794               10,317
                                                            ----------           ----------           ----------

ALLOWANCE FOR TRANSFER RISKS

Balance at the beginning of year .................                  --                   --                   --
Net provision charged to operations ..............              32,720                   --                   --
                                                            ----------           ----------           ----------
Balance at the end of year .......................              32,720                   --                   --
                                                            ----------           ----------           ----------

TOTAL ALLOWANCES .................................          $   54,131           $   12,794           $   10,317
                                                            ==========           ==========           ==========

         An ATRR amounting to approximately $32.7 million at December 31, 1999 and representing 90% of the outstanding balances has been recorded against certain Ecuadorian exposures amounting to approximately $36.4 million at December 31, 1999. Total Ecuadorian exposure, including amounts subject to ATRR, amounted to $78 million, $100 million and $90 million at December 31, 1999, 1998 and 1997, respectively. At December 31, 1998 and 1997, none of the Company's Ecuadorian exposure was subject to the requirements for ATRR. As of December 31, 1999, Ecuadorian borrowers that were greater than 30 days past due amounted to approximately $3.2 million. Ecuadorian borrowers on nonaccrual status amounted to approximately $3.2 million as of December 31, 1999. See Note 18.

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

4.       PROPERTY AND EQUIPMENT

         The following is a summary of property and equipment at December 31, 1999 and 1998 (dollars in thousands):

                                                                                                1999              1998
                                                                                             ----------        ---------
     Land.............................................................................       $      811        $     811
     Building and improvements.........................................................           1,559            1,530
     Leasehold improvements............................................................           2,260            2,553
     Furniture and equipment...........................................................           6,965            5,691
     Automobiles.......................................................................              80               80
                                                                                             ----------        ---------
     Total.............................................................................          11,675           10,665
     Less accumulated depreciation and amortization....................................           6,466            5,890
                                                                                             ----------        ---------
     Property and equipment - net......................................................      $    5,209        $   4,775
                                                                                             ==========        =========

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

         The approximate future minimum payments, by year and in the aggregate, on these leases at December 31, 1999 are as follows (dollars in thousands):

         YEAR ENDING
         DECEMBER 31,                                                                                     AMOUNT
         ------------                                                                                    --------
         2000....................................................................................        $  2,345
         2001....................................................................................           2,174
         2002....................................................................................           1,860
         2003....................................................................................           1,776
         2004....................................................................................           1,761
         Thereafter..............................................................................           3,654
                                                                                                         --------
         Total minimum lease payments............................................................        $ 13,570
                                                                                                         ========

         Rent expense was approximately $1,802,000, $1,726,000, and $1,381,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

5.       DEPOSITS

         Deposits consist of the following at December 31, 1999 and 1998 (dollars in thousands):

                                                                             1999                1998
                                                                          ----------          ----------
    Noninterest-bearing ........................................          $   77,390          $   76,895
                                                                          ----------          ----------
    Interest-bearing:
        NOW, money market and savings ..........................             142,790              90,477
        Time, under $100,000 ...................................             816,845             672,736
        Time, $100,000 and over ................................             409,425             530,373
        International Banking Facility (IBF) deposits ..........              89,156             106,571
    Total interest-bearing .....................................           1,458,216           1,400,157
                                                                          ----------          ----------
    Total ......................................................          $1,535,606          $1,477,052
                                                                          ==========          ==========

         Time deposits in amounts of $100,000 and over at December 31, 1999 mature as follows (dollars in thousands):

                                                                                                            AMOUNT
                                                                                                          ---------
Three months or less................................................................................      $  87,410
Three months to twelve months.......................................................................        246,582
One year to five years..............................................................................         75,433
                                                                                                          ---------
Total...............................................................................................      $ 409,425
                                                                                                          =========

6.       INCOME TAXES

         The components of the provision for income taxes are as follows for the years ended December 31, 1999, 1998 and 1997 (dollars in thousands):

                                                                         1999                 1998                 1997
                                                                      ----------           ----------           ----------
Current income taxes:
    Federal ................................................          $    1,099           $   11,503           $   10,352
    State ..................................................                  34                  149                  481
    Foreign ................................................                 790                1,092                  880
                                                                      ----------           ----------           ----------
         Total current provision ...........................               1,923               12,744               11,713
                                                                      ----------           ----------           ----------
Deferred income taxes:
    Federal ................................................              (3,539)              (8,136)              (2,515)
    State ..................................................                (207)                (476)                (100)
                                                                      ----------           ----------           ----------
         Total deferred (benefit) provision ................              (3,746)              (8,612)              (2,615)
                                                                      ----------           ----------           ----------
Provision for (benefit from) income taxes ..................          $   (1,823)          $    4,132           $    9,098
                                                                      ==========           ==========           ==========

         The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to pretax income for the following reasons:

                                                                         1999                 1998                 1997
                                                                      ----------           ----------           ----------
Federal statutory rate .....................................               (35.0%)               35.0%                35.0%
Increase in taxes:
    State income tax, net of federal income tax benefit ....                (0.4)                 0.1                  1.0
    Other, net .............................................                (9.8)                 0.4                  0.4
                                                                      ----------           ----------           ----------
Effective income tax rate ..................................                45.2%                35.5%                36.4%
                                                                      ==========           ==========           ==========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The tax effects of significant items comprising the Company's net deferred tax asset (included in other assets in the accompanying consolidated statements of condition) as of December 31, 1999 and 1998 are as follows (dollars in thousands):

                                                                                                 1999               1998
                                                                                               --------           --------
Deferred tax assets:
      Difference between book and tax basis of allowance for credit losses ..........          $  7,628           $  4,734
      Difference between book and tax basis of property .............................               193                 63
      Loss on exchange and write-down of assets .....................................             7,889              7,889
      Non-accrual interest ..........................................................               492
                                                                                               --------           --------
         Total deferred tax assets ..................................................            16,202             12,686
                                                                                               --------           --------
Deferred tax liabilities-other ......................................................                                  230
                                                                                               --------           --------
Net deferred tax asset ..............................................................            16,202             12,456
Available for sale securities .......................................................            (2,542)               298
                                                                                               --------           --------
Total ...............................................................................          $ 13,660           $ 12,754
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

7.       TRUST PREFERRED SECURITIES

         On December 28, 1998, the Company issued $11,000,000 of 9.75% Beneficial Unsecured Securities, Series A (the "Preferred Securities") out of a guarantor trust. On January 14, 1999, the Trust issued an additional $1,650,000 of Preferred Securities upon the exercise of an over-allotment by the underwriters. The Trust holds 9.75% Junior Subordinated Deferrable Interest Debentures, Series A (the "Subordinated Debentures") of the Company purchased with the proceeds of the securities issued. Interest from the Subordinated Debentures of the Company is used to fund the preferred dividends of the Trust. Distributions on the Preferred Securities are cumulative and are payable quarterly. The Trust must redeem the Preferred Securities when the Subordinated Debentures are paid at maturity on or after December 31, 2028, or upon earlier redemption. Subject to the Company having received any required approval of regulatory agencies, the Company has the option at any time on or after December 31, 2008 to redeem the Subordinated Debentures, in whole or in part. Additionally, the Company has the option at any time prior to December 31, 2008 to redeem the Subordinated Debentures, in whole but not in part, if certain regulatory or tax events occur or if there is a change in certain laws that require the Trust to register under the law. The Preferred Securities are considered to be Tier I capital for regulatory purposes. See Note 17, "Subsequent Events," for legal developments subsequent to December 31, 1999.

8.       STOCKHOLDERS' EQUITY

         Regulatory Matters - See Note 17,"Subsequent Events," for regulatory developments subsequent to December 31, 1999.

         Insured depositary institutions and their holding companies must meet applicable capital guidelines or be subject to a variety of enforcement remedies, including dividend restrictions, the issuance of capital directives, the issuance of cease and desist orders, the imposition of civil money penalties, the termination of deposit insurance by the Federal Deposit Insurance Corporation ("FDIC") or the appointment of a conservator or receiver. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         The Company is subject to risk-based capital and leverage guidelines issued by the Board of Governors of the Federal Reserve System and the Bank is subject to similar guidelines issued by the OCC. These guidelines are used to evaluate capital adequacy and include the required minimums shown in the following table.

         To be "well capitalized" under federal bank regulatory agency definitions, a depository institution must have a Tier 1 ratio of at least 6%, a Total ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a directive, order or written agreement to meet and maintain specific capital levels. The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards. As of December 31, 1999 and 1998, the Bank's capital ratios exceeded the ratios set by the regulatory agencies for "well capitalized" depository institutions.

         The Company's consolidated and the Bank's actual capital amounts and ratios are also presented in the table (dollars in thousands).

                                                                                                              TO BE WELL
                                                                                     REQUIRED              CAPITALIZED UNDER
                                                                                   FOR CAPITAL             PROMPT CORRECTIVE
                                                            ACTUAL              ADEQUACY PURPOSES          ACTION PROVISIONS
                                                     -------------------       -------------------        -------------------
                                                      AMOUNT       RATIO        AMOUNT       RATIO         AMOUNT       RATIO
                                                     --------      -----        -------      -----        --------      -----
AS OF DECEMBER 31, 1999:

COMPANY
Total Capital (to Risk Weighted Assets) ......       $134,111       11.6%       $92,571        8.0%
                                                     ========       ====        =======       ====
Tier I Capital (to Risk Weighted Assets) .....       $119,157       10.3%       $46,286        4.0%
                                                     ========       ====        =======       ====
Tier I Capital (to Average Assets) ...........       $119,157        7.1%       $50,106        3.0%
                                                     ========       ====        =======       ====

BANK
Total Capital (to Risk Weighted Assets) ......       $128,936       11.2%       $92,385        8.0%       $115,481       10.0%
                                                     ========       ====        =======       ====        ========       ====
Tier I Capital (to Risk Weighted Assets) .....       $114,011        9.9%       $46,192        4.0%       $ 69,289        6.0%
                                                     ========       ====        =======       ====        ========       ====
Tier I Capital (to Average Assets) ...........       $114,011        6.7%       $67,657        4.0%       $ 84,571        5.0%
                                                     ========       ====        =======       ====        ========       ====

AS OF DECEMBER 31, 1998:

COMPANY
Total Capital (to Risk Weighted Assets) ......       $131,758       12.0%       $87,633        8.0%
                                                     ========       ====        =======       ====
Tier I Capital (to Risk Weighted Assets) .....       $118,964       10.9%       $43,816        4.0%
                                                     ========       ====        =======       ====
Tier I Capital (to Average Assets) ...........       $118,964        7.3%       $49,102        3.0%
                                                     ========       ====        =======       ====

BANK
Total Capital (to Risk Weighted Assets) ......       $121,204       11.1%       $87,574        8.0%       $109,467       10.0%
                                                     ========       ====        =======       ====        ========       ====
Tier I Capital (to Risk Weighted Assets) .....       $108,411        9.9%       $43,787        4.0%       $ 65,680        6.0%
                                                     ========       ====        =======       ====        ========       ====
Tier I Capital (to Average Assets) ...........       $108,411        6.6%       $65,485        4.0%       $ 81,856        5.0%
                                                     ========       ====        =======       ====        ========       ====

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

         The Company has placed more emphasis on financing imports of goods into the United States and thereby increased the relative size of its assets employed in the domestic market as compared to its exposure in the Region (as defined in Note 14). The Company will also focus on the Hispanic business community in light of the bank consolidations in recent months, which has resulted in the absorption of several Hispanic banks in the South Florida area. In addition, prudent risk management, in particular with regard to emerging market countries, calls for avoidance of high concentrations of risk in these countries in relation to a bank's capital. Currently, United States bank regulatory agencies consider that exposure in these markets should be limited to levels that would not impair the safety and soundness of a banking institution. As a consequence, the Company's exposure in the Region was significantly reduced at December 31, 1998 and was further reduced in 1999. The Company expects the 1999 levels will be maintained in 2000. While the Company is well capitalized for the purposes of the "prompt corrective action" provisions, to date it has not paid any dividends and does not anticipate doing so. Nevertheless, due to economic difficulties being experienced by various countries in the Region, the Federal Reserve has requested that the Company not pay any dividends or incur any debt (excluding "trust preferred securities") without the consent of the Federal Reserve.

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

9.        STOCK OPTION PLAN

          In December 1993, the Company adopted the 1993 Stock Option Plan (the "1993 Plan"), pursuant to which 877,500 shares of Common Stock (post-stock split) were reserved for issuance upon exercise of options. The 1993 Plan is designed as a means to retain and motivate key employees and directors. The Company's Compensation Committee, or in the absence thereof, the Board, administers and interprets the 1993 Plan and is authorized to grant options there under to all eligible employees of the Company, including executive officers and directors (whether or not they are employees) of the Company or affiliated companies. Options granted under the 1993 Plan are on such terms and at such prices as determined by the Compensation Committee, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the Common Stock on the date of grant. The 1993 Plan will terminate on December 31, 2003, unless sooner terminated by the Company's Board.

         Option activity for the years ended December 31, 1999, 1998 and 1997 are presented below:

                                                                 NUMBER          OPTION
                       1999                                    OF SHARES          PRICE
                       ----                                    ---------         ------
Beginning balance............................................   711,219      $ 9.23 -  29.125
Exercised....................................................   (31,085)                 9.23
Canceled.....................................................   (31,113)      25.00 -  29.125
                                                                -------
Ending Balance...............................................   649,021      $ 9.23 - $29.125
                                                                =======
Options which became exercisable during the year.............   186,803
Options exercisable at December 31,..........................   533,436
Weighted average exercise price..............................                $         16.01

                                                                 NUMBER           OPTION                  FAIR
                       1998                                    OF SHARES           PRICE                  VALUE
                       ----                                    ---------          ------                  -----
Beginning balance............................................   776,875      $ 9.23 -  29.125
Granted (1)..................................................   173,388       25.00 -   25.47         $7.64 - 7.50
Exercised....................................................  (222,113)                 9.23
Canceled.....................................................   (16,931)       9.23 -  29.125
                                                               --------
Ending Balance...............................................   711,219      $ 9.23 - $29.125
                                                               ========
Options which became exercisable during the year.............   649,500
Options exercisable at December 31,..........................   427,387
Weighted average exercise price..............................                $          12.24

                                                                 NUMBER           OPTION                  FAIR
                       1997                                    OF SHARES           PRICE                  VALUE
                       ----                                    ---------          ------                  -----
Beginning balance............................................    585,000     $           9.23
Granted (1)..................................................    193,500               29.125             $6.55
Canceled.....................................................     (1,625)                9.23
                                                               ---------
Ending Balance...............................................    776,875     $ 9.23 - $29.125
                                                               =========
Options, which became exercisable during the year............         --
Options exercisable at December 31,..........................         --

(1) The grants vest twelve months after the grant as to 33.3% of the grant, 33.3% vesting eighteen months after grant and the remaining 33.4% vesting twenty-four months after grant or upon the death of the option holder if earlier.

The following table summarizes information about all stock options outstanding at December 31, 1999:

                               OPTIONS OUTSTANDING

                   OPTIONS                 REMAINING
                 OUTSTANDING            CONTRACTED LIFE            EXERCISE PRICE
                 -----------            ---------------           ----------------
                   320,415                 6 years                $          9.230
                   176,768                 8 years                $         29.125
                   151,838                 9 years                $25.00 - $ 25.47

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

                                                                           1999                 1998            1997
                                                                         --------              ------         --------
Net income (loss):
    As reported.................................................         $ (2,209)             $7,495         $ 15,903
    Proforma....................................................           (3,268)              6,881           15,762

Net income (loss) per common share:
    Basic:
         As reported............................................             (.22)               0.75             1.81
         Proforma...............................................             (.32)               0.69             1.79
    Diluted:
         As reported............................................             (.22)               0.72             1.73
         Proforma...............................................             (.32)               0.67             1.72

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

         Credit losses are incurred when one of the parties fails to perform in accordance with the terms of the contract. The Bank's exposure to credit loss is represented by the contractual or notional amount of the commercial letters of credit, shipping guarantees, and standby letters of credit. This is the maximum potential loss of principal in the event the commitment is drawn upon and the counter party defaults.

         Asummary of the Bank's contractual or notional amounts for financial instruments with off-balance sheet risk as of December 31, 1999 and 1998 along with a further discussion of these instruments, is as follows (dollars in thousands):

                                                                                             CONTRACTUAL OR
                                                                                            NOTIONAL AMOUNT
                                                                                         ---------------------
                                                                                           1999         1998
                                                                                         --------     --------
                          Commercial letters of credit..............................     $129,475     $116,078
                          Standby letters of credit.................................       21,340       12,566
                          Shipping guarantees (indemnity letters)...................          629           72
                          Commitments to purchase foreign currency..................        5,862        2,850
                          Commitments to sell foreign currency......................        5,879        4,303
                          Commitments to extend credit..............................       64,220       47,636

         Acommercial letter of credit is an instrument containing the commitment of the Bank stating that the Bank will honor drawings under and in full compliance with the terms of the letter of credit. The letters of credit are usually drawn on the presentation of certain required documents, such as commercial invoice and bills of lading. Essentially, letters of credit facilitate the purchase of merchandise by the Bank's customers by substituting the credit standing of the Bank for that of the Bank's customer. Commercial letter of credit contracts are generally for a short commitment period.

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

         The Bank enters into forward foreign exchange contracts with its customers for the delayed exchange of foreign currency for U.S. dollars on behalf of such customers. These contracts provide a vehicle for the Bank's customers to hedge their future obligations in foreign currency. Upon entering such contracts with its customers, the Bank meets these foreign currency commitments by entering into equivalent contracts with other banks to purchase or sell equal amounts of the foreign currency to be delivered or received. Risks arise from the possible inability of the Bank's counter parties to meet the terms of their contracts and from movements in foreign currency exchange rates. However, the full notional amount of the contract is not at risk, as the Bank has the ability to settle these contracts in the foreign exchange market.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit, is based on management's credit evaluation of the counter party.

         Litigation: See Note 17, "Subsequent Events," for legal developments subsequent to December 31, 1999.

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

                                                                   DECEMBER 31, 1999                    DECEMBER 31, 1998
                                                             ------------------------------      ------------------------------
                                                               CARRYING            FAIR            CARRYING            FAIR
                                                                AMOUNT             VALUE            AMOUNT             VALUE
                                                             ------------      ------------      ------------      ------------
Assets:
   Cash and cash equivalents ..........................      $     85,110      $     85,110      $    111,790      $    111,790
   Interest-earning deposits with other banks .........           165,685           165,685           200,203           200,203
   Securities available for sale ......................           274,277           274,277            69,725            69,725
   Securities held to maturity ........................                                                35,870            38,199
   Loans, net .........................................         1,081,256         1,071,869         1,150,903         1,147,973
Liabilities:
   Demand deposits ....................................           220,180           220,180           167,372           167,372
   Time deposits ......................................         1,315,426         1,315,434         1,309,680         1,314,000
   Other borrowings ...................................                                                 6,116             6,116
   Trust preferred securities .........................            12,650             9,962            11,000            11,000
Contingent assets and liabilities:
   Bankers acceptances ................................            27,767               208            75,567               567
   Deferred payment letters of credit .................             5,835                26             6,468                29
Off-balance sheet instruments -
  unrealized gains (losses):
   Commitments to extend credit .......................                                 124                                  90
   Commercial letters of credit .......................                                 323                                 273
   Standby letters of credit ..........................                                 320                                 188
   Indemnity letters of credit ........................                                   2                                   1
   Commitments to purchase foreign currency ...........                                  66                                  (8)
   Commitments to sell foreign currency ...............                                 238                                  29

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

         Contingent Assets and Liabilities - The fair values of these assets and corresponding liabilities are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties.

         Off-Balance Sheet Instruments - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements, or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair values of commitments to purchase and sell foreign currency are based on quoted market prices or dealer quotes.

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

                                                              INCOME (LOSS) BEFORE
                                                OPERATING        PROVISION FOR             NET            TOTAL
                                                 INCOME           INCOME TAXES        INCOME (LOSS)       ASSETS
                                               ----------     --------------------    -------------     ----------
         1999
         Domestic ...................          $   27,739          $   12,789           $    9,855      $  653,206
         Foreign ....................              53,308             (16,821)             (12,064)      1,047,481
                                               ----------          ----------           ----------      ----------
         Total ......................          $   81,047          $   (4,032)          $   (2,209)     $1,700,687
                                               ==========          ==========           ==========      ==========

         1998
         Domestic ...................          $   16,708          $    8,789           $    6,897      $  610,834
         Foreign ....................              54,826               2,838                  598       1,082,395
                                               ----------          ----------           ----------      ----------
         Total ......................          $   71,534          $   11,627           $    7,495      $1,693,229
                                               ==========          ==========           ==========      ==========

         1997
         Domestic ...................          $   12,635          $    5,548           $    3,529      $  426,130
         Foreign ....................              42,769              19,453               12,374         916,004
                                               ----------          ----------           ----------      ----------
         Total ......................          $   55,404          $   25,001           $   15,903      $1,342,134
                                               ==========          ==========           ==========      ==========

15.      PARENT COMPANY FINANCIAL INFORMATION

         Condensed financial information for Hamilton Bancorp Inc. (Parent Company only), as restated for the matters described in Note 18 is as follows (dollars in thousands):

         STATEMENTS OF CONDITION

                                                                                   DECEMBER 31,
                                                                          ------------------------------
                                                                             1999                1998
                                                                          ----------          ----------
                                                                         AS RESTATED
         ASSETS
         Demand deposit with the Bank ..........................          $    5,536          $      190
         Securities available for sale .........................                 888               9,763
         Goodwill, net .........................................                 361                 404
         Other assets ..........................................               1,351                 960
         Investment in subsidiaries ............................              79,584              79,239
         Investment in the Bank's preferred stock ..............              38,650              30,050
                                                                          ----------          ----------
         Total .................................................          $  126,370          $  120,606
                                                                          ==========          ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         Subordinated debentures held by the Trust .............          $   13,041          $   11,340
         Other liabilities .....................................                  --                  24
         Stockholders' equity ..................................             113,329             109,242
                                                                          ----------          ----------
         Total .................................................          $  126,370          $  120,606
                                                                          ==========          ==========

                                                                                               YEARS ENDED DECEMBER 31,
                                                                                      ------------------------------------------
                                                                                        1999             1998             1997
                                                                                      --------         --------         --------
                                                                                     AS RESTATED
         STATEMENTS OF OPERATIONS
         Interest income .....................................................        $    313         $    530         $    339
         Dividends from Bank and other income ................................           4,708            2,258            1,105
                                                                                      --------         --------         --------
                 Total income ................................................           5,021            2,788            1,444
         Interest expense ....................................................           1,270               12
         Operating expenses ..................................................           1,290            1,539              294
                                                                                      --------         --------         --------
                 Total expenses ..............................................           2,560            1,551              294
         Income before equity in undistributed income (loss) of subsidiary ...           2,461            1,237            1,150
         Equity in undistributed income (loss) of subsidiaries ...............          (5,340)           6,087           14,787
                                                                                      --------         --------         --------
         Income before income tax (benefit) provision ........................          (2,879)           7,324           15,937
         Income tax (benefit) provision ......................................            (670)            (171)              34
                                                                                      --------         --------         --------
         Net income ..........................................................        $ (2,209)        $  7,495         $ 15,903
                                                                                      ========         ========         ========

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                 ------------------------------------------------
                                                                                    1999               1998               1997
                                                                                 ----------         ----------         ----------
                                                                                 AS RESTATED
         STATEMENTS OF CASH FLOWS
         Cash flows from operating activities:
            Net income (loss) ...........................................        $   (2,209)        $    7,495         $   15,903
            Adjustments to reconcile net income (loss) to
              net cash provided by operations:
                 Equity in undistributed (loss) income of subsidiary ....             5,340             (6,087)           (14,787)
                 Write down on security available for sale ..............                                  587
                 Amortization of goodwill ...............................                43                 43                 43
                 Other ..................................................              (517)             1,198               (269)
                                                                                 ----------         ----------         ----------
                   Net cash provided by operating activities ............             2,657              3,236                890
                                                                                 ----------         ----------         ----------
         Cash flows from investing activities:
            Purchase of securities available for sale ...................           (80,307)          (140,163)           (96,504)
            Proceeds from maturities of securities available for sale ...            89,354            131,172             95,216
            Payment for investment in Bank's common stock ...............                                                 (20,237)
            Payment for investment in the Bank's preferred stock ........            (8,600)           (15,300)           (10,000)
            Payment for investment in the Trust's common stock ..........               (51)              (340)
                                                                                 ----------         ----------         ----------
                 Net cash provided by (used in) investing activities ....               396            (24,631)           (31,525)
                                                                                 ----------         ----------         ----------
         Cash flows from financing activities:
            Proceeds from issuance of common stock ......................               592              2,050             38,994
            Proceeds from issuance of trust preferred securities ........             1,701             11,340
            Cash dividends on preferred stock ...........................                                                    (319)
                                                                                 ----------         ----------         ----------
         Net cash provided by financing activities ......................             2,293             13,390             38,675
                                                                                 ----------         ----------         ----------
         Net increase (decrease) in cash ................................             5,346             (8,005)             8,040
         Cash at beginning of year ......................................               190              8,195                155
                                                                                 ----------         ----------         ----------
         Cash at end of year ............................................        $    5,536         $      190         $    8,195
                                                                                 ==========         ==========         ==========

16.      LOSS ON EXCHANGE

         During 1998 the Company purchased certain securities at an aggregate cost of approximately $94 million and sold certain loans for aggregate proceeds of $20 million. These transactions were originally accounted for as separate unrelated transactions. The purchases were recorded at cost and the sales were recorded based on the proceeds received for the loans sold, with no gain or loss being recognized. During 2000, the Company's Audit Committee, with the assistance of independent counsel, conducted an investigation into these transactions. After evaluating the results of the investigation, including the consideration of certain additional information that the Company received from the OCC, the Company concluded that the above transactions should have been accounted for as an exchange (i.e., one related transaction) rather than as separate transactions and that a loss should be recorded. In accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the Company recorded a loss on the exchange of $22.2 million for the year ended December 31, 1998 to record the securities acquired at their estimated fair value at the time of acquisition. The conclusion to record the $22.2 million as a loss on exchange was based upon the fact that at the date of the exchange: (1) the loans sold were performing in accordance with all original contractual terms and had a carrying value of $20 million, (2) the securities purchased had a fair value of $71.8 million and (3) the net cash transferred by the Company was approximately $74 million. All of the securities acquired in the transactions, some of which are classified as loans at December 31, 1998, were subsequently designated as available for sale securities during the fourth quarter of 1999 and marked to market.

17.      SUBSEQUENT EVENTS

         Regulatory Developments Subsequent to December 31, 1999 - In February 2000, the OCC initiated a formal administrative action against the Bank alleging various unsafe and unsound practices discovered through an Examination of the Bank as of August 23, 1999. On September 8, 2000, the OCC and the Bank settled the administrative action by entering into a cease and desist order by consent (the "September 8 Order"). The September 8 Order required the Bank to comply with, among other things, certain accounting and capital requirements and to make specified reports and filings. The September 8 Order also required the

         Bank to maintain by September 30, 2000 Tier 1, Total and leverage capital ratios of 10%, 12% and 7%, respectively, and to not pay dividends without the prior written approval of the OCC. As of December 31, 2000, the Bank's Tier 1, Total and leverage capital ratios were 9.4%, 10.7% and 6.5%, respectively, and as a result, the Bank was not in compliance with the capital requirements of the September 8 Order. Failure of the Bank to comply with the terms of the September 8 Order could result in the assessment of civil money penalties, the issuance of an order by a District Court requiring compliance with the September 8 Order, the placing of restrictions on the source of deposits or, in certain circumstances, the appointment of a conservator or receiver. In addition, the FDIC may initiate a termination of insurance proceeding where there has been a violation of an order.

         On March 28, 2001, the OCC issued a Notice of Charges for Issuance of an Amended Order to Cease and Desist (the "Notice of Charges") against the Bank. The Notice of Charges alleged that the Bank has violated certain federal banking laws and regulations by, among other things,
         (i) making loans in 1999 in violation of applicable lending limits;
         (ii) failing to file accurate Call Reports; (iii) failing to file Suspicious Activity Reports ("SARs") with respect to certain transactions; (iv) failing to provide a system of internal controls to ensure ongoing compliance with the Bank Secrecy Act (the "BSA") and (v) engaging in unsafe and unsound practices. The Notice of Charges also alleged that the Bank has violated the September 8 Order by approving certain overdrafts and making certain loans, and has not complied with certain other provisions of the September 8 Order. Under the Notice of Charges, the OCC seeks the issuance of an Amended Order to Cease and Desist (the "Proposed Amended Order").

         In connection with the issuance of the Notice of Charges, the OCC issued a Temporary Order to Cease and Desist (the "Temporary Order") also on March 28, 2001. The Temporary Order requires the Bank to, among other things, (i) comply with specified internal procedures in connection with the making of loans and overdrafts and the placement of funds; (ii) develop, implement and adhere to a written program acceptable to the OCC to ensure compliance with the BSA; (iii) comply with specified procedures with respect to pouches received by the Bank and existing foreign correspondent accounts; and (iv) develop, implement and adhere to a written program acceptable to the OCC to ensure compliance with the requirements to file SARs. In addition, the Temporary Order prohibits the Bank from engaging in transactions with certain named persons and entities, or with any parties who provide funding to such persons and entities.

         The Proposed Amended Order contains provisions which are substantially the same as those contained in the Temporary Order, as well as additional requirements. The additional provisions contained in the Proposed Amended Order would also require the Bank to, among other things, (i) achieve and maintain Tier 1, Total and leverage capital ratios of 12%, 14% and 9%, respectively; (ii) develop, implement and adhere to a three year capital plan acceptable to the OCC; and (iii) obtain the approval of the OCC with respect to the appointment of new directors and senior officers.

         In addition, by letter dated March 28, 2001 (the "PCA Notice"), the OCC notified the Company of its intent to "reclassify" the capital category of the Bank to "undercapitalized" for purposes of Prompt Corrective Action ("PCA") based on the OCC's determination that the Bank is engaging in unsafe and unsound banking practices. Should the OCC be successful in reclassifying the Bank, the OCC may require that the Bank comply with certain regulatory requirements as if it were truly undercapitalized, even though under OCC regulations, the Bank is classified as "adequately capitalized" because of the existence of the September 8 Order.

         The regulatory requirements the OCC may impose should the Bank be reclassified as "undercapitalized" include (i) restrictions on capital distributions, the payment of management fees, and/or asset growth,
         (ii) requiring OCC monitoring of the Bank, and (iii) requiring that the Bank obtain the OCC's prior approval with regards to acquisitions, branching and engaging in new lines of business.

         With respect to the above, Management of the Company believes the Company has several means by which to achieve compliance with the prescribed capital requirements of the September 8 Order. Such plans initially provide for reducing the Bank's size through selected asset run-off; the sale of credit risk which effectively decreases the Bank's regulatory capital requirements; targeted loan sales, including the sale of the Ecuador portfolio subject to ATRR, and loan participations to other banks; and shifting assets to liquid investments which decreases regulatory capital requirements. Additionally, the Bank is working to reach compliance with the other requirements of the September 8 Order.

         But for the September 8 Order requiring the Bank to achieve and maintain higher capital levels, the Bank's capital category as of December 31, 2000 would have been "well capitalized," which required that Tier I, Total and leverage capital ratios equal or exceed 6%, 10% and 5%, respectively.

         Further, management of the Company does not believe that the ratios in the Proposed Amended Order are appropriate or warranted and Management does not intend to agree to such ratios voluntarily. In addition. Management believes the timeframes for achieving such ratios set forth in the Proposed Amended Order are commercially unreasonable.

         However, assuming that the ratios were in fact lawfully imposed and that the Bank was given a reasonable time to achieve such ratios, management believes and anticipates that the Bank would continue to take the actions outlined above in an orderly manner to meet required ratios.

         On March 30, 2001, the Company was advised by the Federal Reserve Bank of Atlanta (the "FRB"), its primary regulator, that the Company and Hamilton Capital Trust should not pay any dividends, distributions or debt payments without the prior approval of the FRB. The Company obtained approval from the FRB to pay the dividend payable on April 2, 2001, amounting to approximately $309,000, on the Series A Beneficial Unsecured Securities (the "Trust Preferred") issued by Hamilton Capital Trust I. There can be no assurance that the FRB will approve any future payments. The Company will not seek such approval and will not pay dividends on the Trust Preferred until the Company's financial condition improves. Pursuant to the documents governing the Trust Preferred, the Company and Hamilton Capital Trust I have the right, under certain conditions, to defer dividend payments for up to 20 consecutive quarters. Any payments deferred in this manner will continue to accumulate.

         Legal Developments Subsequent to December 31, 1999 - In May 2000, the judge rendered a decision in the trial of various bankruptcy claims involving Development Specialists, Inc., the liquidating trustee of the Model Imperial Liquidating Trust. See the "Litigation" section of Note
         12. The judge's decision held that Hamilton Bank's proof of claim was subordinate to DSI's and granting monetary bankruptcy preference damages against the Bank in the amount of $2,448,148. Both the Bank and DSI appealed this decision. In December 2000 an agreement was reached in which the Bank made a net payment of approximately $3.9 million to the Liquidating Trust to settle the case. In his March 28, 2001 Order approving the settlement, the Judge specifically found that the Court had not been presented with any evidence that the Bank had actual knowledge of any transactions lacking in economic substance. The Judge also found that the Bank was unaware of Model Imperial's deteriorating financial condition and that the Bank was instead a victim of Model Imperial's inappropriate transactions.

         Six class action lawsuits were filed against the Company and certain officers in the Federal District Court for the Southern District of Florida between January 12 and March 9, 2001. The class actions have been brought purportedly on behalf of (i) all purchasers of common stock of the Company between April 21, 1998 and December 22, 2000, or
         (ii) all purchasers of Hamilton Capital Trust I, series A shares between December 23, 1998 and December 22, 2000. These cases seek to pursue remedies under the Securities Exchange Act of 1934 or the Securities Act of 1933. The cases have been consolidated as In re Hamilton Bancorp, Inc. Securities Litigation, Case No. 01-156 in the United States District Court for the Southern District of Florida, and the lead plaintiffs appointed by the Court are in the process of preparing a consolidated amended complaint. The discovery process has not yet begun.

         The allegations of the six actions are similar in all material respects. Generally, the complaints allege that the defendants made false and misleading statements and omissions between April 21, 1998 and December 22, 2000 with respect to the Company's financial condition, net income, earnings per share, internal controls, underwriting of transactions of loans, recording of securities purchases and loan sale transactions, accounting for certain financial transactions as independent transactions, the credit quality of the Company's loan portfolio, credit loss reserves, inquiries and orders by the Office of the Comptroller of the Currency, and reporting in accordance with GAAP and related standards, in press releases, Forms 10-Q filed on May 14, 1998, August 14, 1998, November 16, 1998,
         November 10, 1999, May 16, 2000, August 14, 2000, and Forms 10-K filed on March 31, 1999 and April 14, 2000.

         Edie Rolando Pinto Lemus v. Hamilton Bank, N.A., was filed in the Federal District Court for the Southern District of Florida on September 12, 2000. The complaint alleges counts for civil conspiracy, conversion, unjust enrichment, money had and received, breach of fiduciary duty, constructive trust, breach of contract and civil theft. Plaintiff alleges that he is a resident of Guatemala and that he was a customer of the Bank through two other individuals, who he also alleges were directors of the Bank. The plaintiff alleges that US$9,970,000 was stolen from him and deposited into "his" account at the Bank, which money was "not returned to him" and thereby converted by the Bank. Plaintiff claims that this action also constitutes civil theft under Florida statutes and that, therefore, he is entitled to treble damages.

         The plaintiff was a customer of the Bank for a short period of time (less than three months) in 1995. The allegations in the complaint, however, do not appear to bear any relation to that account.

         The plaintiff had previously sued the other two persons in Guatemala making virtually identical claims. The plaintiff lost that action. The Company is seeking to have the case dismissed based upon forum non conveniens. On May 2, 2001, the motion was denied. Exceptions will be filed with the District Court with a petition for certification for an appeal to the Eleventh Circuit Court of Appeals in the alternative.

18.      RESTATEMENT

         Subsequent to the filing of the Company's amended 1999 Annual Report on Form 10-K/A and after extensive communications with the staff of the Securities and Exchange Commission in connection with a review by the staff of the Company's 1999 Annual Report on Form 10-K and 10-K/A and the staff's comments thereon, management determined that the Company should record approximately $32.7 million of ATRR on certain Ecuadorian exposure in its 1999 consolidated financial statements. Additionally, the Company determined that it should reclassify as of December 31, 1999, approximately $22 million in foreign interbank placements from interest earning deposits with other banks, which are subject to ATRR requirements, to loans. Accordingly, the Company has restated its 1999 consolidated financial statements from amounts previously reported to record the ATRR and the reclassification of certain interbank placements to loans. The ATRR are required for exposures with respect to any country rated "value impaired" by the ICERC. The ICERC recommends an appropriate percentage level for ATRR, 90% in the case of Ecuador, for exposures rated "value impaired". ATRR is a specific reserve which is triggered when an obligation is more than 30 days past due and/or has been restructured to avoid delinquency. For purposes of ATRR, a credit is considered to be current if it would not be reported as "past due" or "non-accrual", as those terms are defined in the instructions for schedule RC-N of the Call Report.

         The restated consolidated financial statements for 1999 include amounts for the allowances for credit losses and ATRR consistent with the amounts the Company recorded in its 1999 Call Reports. The ATRR had been previously disclosed in Note 8 to the Company's consolidated financial statements presented in the Company's 1999 Annual Report on Form 10K and 10K/A as a reconciling item between stockholders' equity pursuant to accounting principles generally accepted in the United States of America ("GAAP") and Tier 1 Capital determined under regulatory accounting principles. The recording of ATRR for GAAP has no impact on regulatory capital and capital ratios of the Company, since the ATRR has been deducted for such purposes since initially being recorded in the Call Reports.

         In accordance with Staff Accounting Bulletin No. 56, Reporting of An Allocated Transfer Risk Reserve in Filings Under the Federal Securities Law, the Company has disclosed the ATRR as a separate allowance, see
         Note 3.

         The following table summarizes the significant effects of the restatement:

                                                                         As Previously
                                                                           REPORTED           AS RESTATED
         AS OF DECEMBER 31, 1999

         Interest Earning Deposits With Other Banks ............          $   187,685         $   165,685
         Loans - Net ...........................................            1,091,976           1,081,256
         Other Assets ..........................................               22,672              34,779
         Other Liabilities .....................................                5,544               5,500
         Retained Earnings .....................................               67,871              47,302
         Total Stockholders' Equity ............................              133,898             113,329

         FOR THE YEAR ENDED DECEMBER 31, 1999

         Provision for Transfer Risk ...........................                   --              32,720
         Net Interest Income After Provisions ..................               40,057               7,337
         Other Operating Expenses ..............................                9,461               9,416
         Income (Loss) before Income Taxes .....................               28,643              (4,032)
         Provision For (Benefit From) Income Taxes .............               10,283              (1,823)
         Net Income (Loss) .....................................               18,360              (2,209)
         Net Income (Loss) Per Common Share:
         Basic .................................................          $      1.82         $      (.22)
         Diluted ...............................................          $      1.79         $      (.22)

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

         2. Exhibits. The following exhibits were added or amended as indicated and are incorporated herein:

                             DESCRIPTION OF EXHIBIT

11.1 Computation of Earnings Per Share has been added

23.1 Consent of Deloitte & Touche LLP has been amended

27   Financial Data Schedule (for SEC use only) has been amended

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of May, 2001.

                                         HAMILTON BANCORP INC.

                                         /s/  EDUARDO A. MASFERRER
                                         ---------------------------------------
                                         Eduardo A. Masferrer
                                         Chairman and Chief Executive Officer


                                         /s/  LUCIOUS T. HARRIS
                                         ---------------------------------------
                                         Lucious T. Harris
                                         Executive Vice President and Chief
                                         Financial Officer