Form 10-Q/A
period 2000-03-31
HAMILTON BANCORP INC
filed 2001-06-08
CIK 894172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-Q/A-2

(MARK ONE)
[X] AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ___________TO____________


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



Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [ ] No [X].

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

Item 1 and Item 2 of Part I of the Registrant's Form 10-Q/A for the quarterly period ended March 31, 2000 are hereby amended to read as follows:

ITEM 1

                          PART I. FINANCIAL INFORMATION
                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                           (IN THOUSANDS) (UNAUDITED)


                                                                                              AS RESTATED,        AS RESTATED,
                                                                                               SEE NOTE 4          SEE NOTE 4
                                                                                               MARCH 31,          DECEMBER 31,
                                                                                                  2000                1999
                                                                                              ------------        ------------
ASSETS

CASH AND DEMAND DEPOSITS WITH OTHER BANKS ...........................................          $   35,529          $   21,710
FEDERAL FUNDS SOLD ..................................................................              94,697              63,400
                                                                                               ----------          ----------
   Total cash and cash equivalents ..................................................             130,226              85,110
INTEREST EARNING DEPOSITS WITH OTHER BANKS ..........................................             132,898             165,685
SECURITIES AVAILABLE FOR SALE .......................................................             295,772             274,277
LOANS-NET ...........................................................................           1,077,527           1,081,256
DUE FROM CUSTOMERS ON BANKERS ACCEPTANCES ...........................................              35,569              27,767
DUE FROM CUSTOMERS ON DEFERRED PAYMENT LETTERS OF CREDIT ............................               3,497               5,835
PROPERTY AND EQUIPMENT-NET ..........................................................               5,066               5,209
ACCRUED INTEREST RECEIVABLE .........................................................              20,231              19,111
GOODWILL-NET ........................................................................               1,614               1,658
OTHER ASSETS ........................................................................              32,935              34,779
                                                                                               ----------          ----------
TOTAL ...............................................................................          $1,735,335          $1,700,687
                                                                                               ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS ............................................................................          $1,550,951          $1,535,606
TRUST PREFERRED SECURITIES ..........................................................              12,650              12,650
BANKERS ACCEPTANCES OUTSTANDING .....................................................              35,569              27,767
DEFERRED PAYMENT LETTERS OF CREDIT OUTSTANDING ......................................               3,497               5,835
OTHER LIABILITIES ...................................................................              12,982               5,500
                                                                                               ----------          ----------
   Total liabilities ................................................................           1,615,649           1,587,358
                                                                                               ----------          ----------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 75,000,000 shares authorized,
      10,081,147 shares issued and outstanding at March 31, 2000 and
      December 31, 1999 .............................................................                 101                 101
   Capital surplus ..................................................................              60,702              60,708
   Retained earnings ................................................................              52,719              47,302
   Accumulated other comprehensive income ...........................................               6,164               5,218
                                                                                               ----------          ----------
   Total stockholders' equity .......................................................             119,686             113,329
                                                                                               ----------          ----------
TOTAL ...............................................................................          $1,735,335          $1,700,687
                                                                                               ==========          ==========

          See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) (UNAUDITED)

                                                                       AS RESTATED,
                                                                        SEE NOTE 4
                                                               THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------------
                                                                2000                  1999
                                                            ------------          ------------
INTEREST INCOME:
   Loans, including fees .........................          $     29,607          $     26,120
   Deposits with other banks .....................                 3,841                 3,242
   Investment securities .........................                 3,052                 2,756
   Federal funds sold ............................                   703                   466
                                                            ------------          ------------
      Total ......................................                37,203                32,584
                                                            ------------          ------------

INTEREST EXPENSE:
   Deposits ......................................                20,166                18,168
   Trust preferred securities ....................                   308                   302
   Federal funds purchased and other borrowing ...                     1                   105
                                                            ------------          ------------
      Total ......................................                20,475                18,575
                                                            ------------          ------------
NET INTEREST INCOME ..............................                16,728                14,009
PROVISION FOR CREDIT LOSSES ......................                   750                   900
PROVISION FOR TRANSFER RISK ......................                 3,248                 9,900
                                                            ------------          ------------
NET INTEREST INCOME AFTER PROVISIONS .............                12,730                 3,209
                                                            ------------          ------------

NON-INTEREST INCOME:
   Trade finance fees and commissions ............                 2,217                 2,730
   Structuring and syndication fees ..............                                         246
   Customer service fees .........................                   400                   183
   Net gain on sale of assets ....................                 1,349                   188
   Other .........................................                    97                   349
                                                            ------------          ------------
      Total ......................................                 4,063                 3,696
                                                            ------------          ------------

OPERATING EXPENSES:
   Employee compensation and benefits ............                 2,963                 3,344
   Occupancy and equipment .......................                 1,298                   960
   Other .........................................                 4,425                 2,852
                                                            ------------          ------------
      Total ......................................                 8,686                 7,156
                                                            ------------          ------------
INCOME (LOSS) BEFORE  INCOME TAXES ...............                 8,107                  (251)
PROVISION FOR (BENEFIT FROM) INCOME TAXES ........                 2,690                   (96)
                                                            ------------          ------------
NET INCOME (LOSS) ................................          $      5,417          $       (155)
                                                            ============          ============

NET INCOME (LOSS) PER COMMON SHARE:
   BASIC .........................................          $       0.54          $       (.02)
                                                            ============          ============
   DILUTED .......................................          $       0.53          $       (.02)
                                                            ============          ============

AVERAGE SHARES OUTSTANDING:
   BASIC .........................................            10,081,147            10,056,111
                                                            ============          ============
   DILUTED .......................................            10,221,121            10,056,111
                                                            ============          ============

          See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                           (IN THOUSANDS) (UNAUDITED)

                                                                                                     AS RESTATED,
                                                                                                      SEE NOTE 4
                                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                             ----------------------------
                                                                                               2000                1999
                                                                                             --------            --------
NET INCOME (LOSS) ...................................................................        $  5,417            $   (155)
OTHER COMPREHENSIVE INCOME, Net of tax:
   Net change in unrealized loss on securities available for sale during period .....           1,618                 344
   Less: Reclassification adjustment on realized gain on sale of assets .............            (672)                 --
   Less: Reclassification adjustment for write off of a foreign bank stock ..........              --                (187)
                                                                                             --------            --------
      Total .........................................................................             946                 157
                                                                                             --------            --------
COMPREHENSIVE INCOME ................................................................        $  6,363            $      2
                                                                                             ========            ========

           See accompanying notes to consolidated financial statements

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             AS RESTATED, SEE NOTE 4
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED

                                                                                             ACCUMULATED
                                            COMMON STOCK                                        OTHER            TOTAL
                                       ----------------------      CAPITAL      RETAINED    COMPREHENSIVE    STOCKHOLDERS'
                                         SHARES        AMOUNT      SURPLUS      EARNINGS        INCOME          EQUITY
                                       ----------      ------      --------     --------    -------------    -------------
Balance, December 31, 1999........     10,081,147      $  101      $ 60,708     $ 47,302       $  5,218        $ 113,329
Adjustment of tax liabilities
   due to stock options
   exercised......................                                       (6)                                          (6)
Net change in unrealized gain on
   securities available for sale,
   net of taxes...................                                                                  946              946
Net income for the three months
   ended March 31, 2000...........                                                 5,417                           5,417
                                       ----------      ------      --------     --------       --------        ---------
Balance as of March 31, 2000......     10,081,147      $  101      $ 60,702     $ 52,719       $  6,164        $ 119,686
                                       ==========      ======      ========     ========       ========        =========

          See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (DOLLARS IN THOUSANDS) (UNAUDITED)

                                                                                                   AS RESTATED,
                                                                                                    SEE NOTE 4
                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                          -------------------------------
                                                                                             2000                 1999
                                                                                          ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ...........................................................          $    5,417           $     (155)
      Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
        Depreciation and amortization ..........................................                 429                  369
        Provision for credit losses ............................................                 750                  900
        Provision for transfer risk ............................................               3,248                9,900
        Deferred tax provision .................................................                 725                   28
        Loss on exchanges and write down on assets .............................                  --                  187
        Net gain on sale of securities available for sale ......................              (1,118)                (188)
        Proceeds from the sale of bankers acceptances and loan participations ..                 393                5,715
        Decrease (increase) in accrued interest receivable and other assets ....               3,230              (14,913)
        Increase in other liabilities ..........................................               7,483                2,638
                                                                                          ----------           ----------
           Net cash provided by operating activities ...........................              20,557                4,481
                                                                                          ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in interest-earning deposits with other banks ......................              32,786               83,756
   Purchase of securities available for sale ...................................            (105,105)            (293,385)
   Purchase of securities held to maturity .....................................                  --               (6,261)
   Proceeds from sales and maturities of securities available for sale .........              86,949              229,612
   Proceeds from paydowns of securities held to maturity .......................                  --                1,074
   Proceeds from sale of loans .................................................                  --               11,148
   (Increase) decrease in loans-net ............................................              (5,177)              40,063
   Purchases of property and equipment-net .....................................                (239)                (119)
                                                                                          ----------           ----------
   Net cash provided by investing activities ...................................               9,214               65,888
                                                                                          ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits .........................................              15,345              (91,337)
   Proceeds from trust preferred securities offering ...........................                  --                1,650
   Repayment of other borrowing ................................................                  --               (6,116)
   Net proceeds from exercise of common stock options ..........................                  --                  205
                                                                                          ----------           ----------
Net cash provided by (used in) financing activities ............................              15,345              (95,598)
                                                                                          ----------           ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................              45,116              (25,229)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD ...........................              85,110              111,790
                                                                                          ----------           ----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD .................................          $  130,226           $   86,561
                                                                                          ==========           ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid during the period .............................................          $   10,686           $   18,821
                                                                                          ==========           ==========
   Income taxes paid during the period .........................................          $        9           $       45
                                                                                          ==========           ==========

          See accompanying notes to consolidated financial statements.

                        HAMILTON BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

NOTE 1: BASIS OF PRESENTATION

The consolidated statements of condition for Hamilton Bancorp Inc. and Subsidiary (the "Company") as of March 31, 2000 and December 31, 1999, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the three months ended March 31, 2000 and 1999 included in the Form 10-Q have been prepared by the Company in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited except for the consolidated statement of condition as of December 31, 1999.

The accounting policies followed for interim financial reporting are consistent with the accounting policies set forth in Note 1 to the consolidated financial statements appearing in the Company's Annual Report on Form 10-K/A-2 for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

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

NOTE 3: STOCK OPTIONS

On January 3, 2000, the Company granted 96,760 options at an exercise price of $17.75. These options vest in thirds twelve, eighteen and twenty-four months after the grant if the individual is then employed with the Company.

NOTE 4: RESTATEMENT

Subsequent to the filing of the Company's amended quarterly report on Form 10-Q/A for the quarter ended March 31, 2000 and after extensive communications with the staff of the Securities and Exchange Commission in connection with a review by the staff of the Company's 1999 Annual Report on Form 10-K and 10-K/A and the staff's comments thereon, management determined that the Company should record in the applicable periods of 1999 and 2000 approximately $9.9 million and $3.2 million, respectively, of provisions for allocated transfer risk reserves ("ATRR") on certain Ecuadorian exposure in its consolidated financial statements. Additionally, the Company determined that it should reclassify as of March 31, 2000, approximately $18 million in foreign interbank placements from interest earning deposits with other banks, which are subject to ATRR requirements, to loans. Accordingly, the Company has restated the accompanying interim period consolidated financial statements from amounts previously reported to record the ATRR and the reclassification of certain interbank placements to loans. The ATRR are required for exposures with respect to any country rated "value impaired" by the Interagency Country Exposure Review Committee ("ICERC"). The ICERC recommends an appropriate percentage level for ATRR, 90% in the case of Ecuador, for exposures rated "value impaired". ATRR is a specific reserve which is triggered when an obligation is more than 30 days past due and/or has been restructured to avoid delinquency. For purposes of ATRR, a credit is considered to be current if it would not be reported as "past due" or "non-accrual", as those terms are defined in the instructions for schedule RC-N of the Call Report.

The restated consolidated financial statements for the quarters ended March 31, 2000 and 1999 include amounts for the allowances for credit losses and ATRR consistent with the amounts the Company recorded in its regulatory Call Reports. The ATRR had been previously disclosed in Note 4 to the Company's consolidated financial statements presented in the Company's March 31, 2000 quarterly report on Form 10-Q/A as a reconciling item between stockholders' equity pursuant to accounting principles generally accepted in the United States of America ("GAAP") and Tier 1 Capital determined under regulatory accounting principles. The recording of ATRR for GAAP has no impact on regulatory capital and capital ratios of the Company, since the ATRR has been deducted for such purposes since initially being recorded in the Call Reports.

Through December 31, 1999, the Company recognized loan fees as received and direct costs as incurred. Because loan fees are now more related to long-term commitments rather than short-term financing, the Company has determined that $2.0 million in loan fees previously included in non-interest income, and $321,000 of direct costs previously included in operating expenses for the quarter ended March 31, 2000, were improperly recognized. The fees and costs should have been deferred and recognized over the life of the related loan as interest income. Consequently, the accompanying consolidated financial statements have been restated to defer such fees and direct costs, and to recognize in interest income the applicable amount ($202 thousand) for the quarter ended March 31, 2000.

The following table summarizes the significant effects of the restatement:

                                                       As Previously Reported     As Restated
                                                       ----------------------     -----------
As of March 31, 2000:
Interest earning deposits with other banks                  $    151,398          $   132,898
Loans - net                                                    1,096,514            1,077,527
Other assets                                                      19,065               32,935
Other liabilities                                                 13,034               12,982
Retained earnings                                                 76,284               52,719
Total stockholders' equity                                       143,251              119,686

As of December 31, 1999:
Interest earning deposits with other banks                       187,685              165,685
Loans - net                                                    1,091,976            1,081,256
Other assets                                                      22,672               34,779
Other liabilities                                                  5,544                5,500
Retained earnings                                                 67,871               47,302
Total stockholders' equity                                       133,898              113,329

For the quarter ended March 31, 2000:
Interest income on loans, including fees                          29,405               29,607
Provision for transfer risk                                                             3,248
Net interest income after provisions                              15,776               12,730
Non-interest income                                                6,104                4,063
Operating expenses                                                 9,013                8,686
Income before income taxes                                        12,867                8,107
Provision for income taxes                                         4,454                2,690
Net income                                                         8,413                5,417
Net income per common share
   Basic                                                            0.84                 0.54
   Diluted                                                          0.82                 0.53

For the quarter ended March 31, 1999:
Interest income on loans, including fees                          25,529               26,120
Provision for transfer risk                                           --                9,900
Net interest income after provisions                              12,517                3,209
Non-interest income                                                4,287                3,696
Operating expenses                                                 7,168                7,156
Income (loss) before income taxes                                  9,636                 (251)
Provision for (benefit from) income taxes                          3,567                  (96)
Net income (loss)                                                  6,069                 (155)
Net income (loss) per common share
   Basic                                                            0.60                (0.02)
   Diluted                                                          0.59                (0.02)

NOTE 5:  SUBSEQUENT EVENTS

Regulatory Developments Subsequent to December 31, 1999 - In February 2000, the OCC initiated a formal administrative action against Hamilton Bank alleging various unsafe and unsound practices discovered through an Examination of Hamilton Bank as of August 23, 1999. On September 8, 2000, the OCC and Hamilton Bank settled the administrative action by entering into a cease and desist order by consent (the "September 8 Order"). The September 8 Order required Hamilton Bank to comply with, among other things, certain accounting and capital requirements and to make specified reports and filings. The September 8 Order also required Hamilton Bank to maintain by September 30, 2000 Tier 1, Total and leverage capital ratios of 10%, 12% and 7%, respectively, and to not pay dividends without the prior written approval of the OCC. As of December 31, 2000, Hamilton Bank's Tier 1, Total and leverage capital ratios were 9.4%, 10.7% and 6.5%, respectively, and as a result, the Bank was not in compliance with the capital requirements of the September 8 Order.

On March 28, 2001, the OCC issued a Notice of Charges for Issuance of an Amended Order to Cease and Desist (the "Notice of Charges") against Hamilton Bank. The Notice of Charges alleged that Hamilton Bank has violated certain federal banking laws and regulations by, among other things, (i) making loans in violation of applicable lending limits; (ii) failing to file accurate Call Reports; (iii) failing to file Suspicious Activity Reports ("SARs") with respect to certain transactions; (iv) failing to provide a system of internal controls to ensure ongoing compliance with the Bank Secrecy Act (the "BSA") and (v) engaging in unsafe and unsound practices. The Notice of Charges also alleged that Hamilton Bank has violated the September 8 Order by approving certain overdrafts and making certain loans, and has not complied with certain other provisions of the September 8 Order. Under the Notice of Charges, the OCC seeks the issuance of an Amended Order to Cease and Desist (the "Proposed Amended Order").

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

Legal Developments Subsequent to December 31, 1999 - In May 2000, the judge rendered a decision in the trial of various bankruptcy claims involving Development Specialists, Inc., the liquidating trustee of the Model Imperial Liquidating Trust. See the "Litigation" section of Note 12. The judge's decision held that Hamilton Bank's proof of claim was subordinate to DSI's and granted monetary bankruptcy preference damages against Hamilton Bank in the amount of $2,448,148. Both Hamilton Bank and DSI appealed this decision. In December 2000 an agreement was reached in which Hamilton Bank made a net payment of approximately $3.9 million to the Liquidating Trust to settle the case. In his March 28, 2001 Order approving the settlement, the Judge specifically found that the Court had not been presented with any evidence that Hamilton Bank had actual knowledge of any transactions lacking in economic substance. The Judge also found that Hamilton Bank was unaware of Model Imperial's deteriorating financial condition and that Hamilton Bank was instead a victim of Model Imperial's inappropriate transactions.

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

Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESTATEMENT

Subsequent to the filing of the Company's amended quarterly report on Form 10-Q/A for the quarter ended March 31, 2000 and after extensive communications with the staff of the Securities and Exchange Commission in connection with a review by the staff of the Company's 1999 Annual Report on Form 10-K and 10-K/A and the staff's comments thereon, management determined that the Company should record in the applicable periods of 1999 and 2000 approximately $9.9 million and $3.2 million, respectively, of provisions for allocated transfer risk reserves ("ATRR") on certain Ecuadorian exposure in its consolidated financial statements. Additionally, the Company determined that it should reclassify as of March 31, 2000, approximately $18 million in foreign interbank placements from interest earning deposits with other banks, which are subject to ATRR requirements, to loans. Accordingly, the Company has restated the accompanying interim period consolidated financial statements from amounts previously reported to record the ATRR and the reclassification of certain interbank placements to loans. The ATRR are required for exposures with respect to any country rated "value impaired" by the Interagency Country Exposure Review Committee ("ICERC"). The ICERC recommends an appropriate percentage level for ATRR, 90% in the case of Ecuador, for exposures rated "value impaired". ATRR is a specific reserve which is triggered when an obligation is more than 30 days past due and/or has been restructured to avoid delinquency. For purposes of ATRR, a credit is considered to be current if it would not be reported as "past due" or "non-accrual", as those terms are defined in the instructions for schedule RC-N of the Call Report.

The restated consolidated financial statements for the quarters ended March 31, 2000 and 1999 include amounts for the allowances for credit losses and ATRR consistent with the amounts the Company recorded in its regulatory Call Reports. The ATRR had been previously disclosed in Note 4 to the Company's consolidated financial statements presented in the Company's March 31, 2000 quarterly report on Form 10-QA as a reconciling item between stockholders' equity pursuant to accounting principles generally accepted in the United States of America ("GAAP") and Tier 1 Capital determined under regulatory accounting principles. The recording of ATRR for GAAP has no impact on regulatory capital and capital ratios of the Company, since the ATRR has been deducted for such purposes since initially being recorded in the Call Reports.

Through December 31, 1999, the Company recognized loan fees as received and direct costs as incurred. Because loan fees are now more related to long-term commitments rather than short-term financing, the Company has determined that $2.0 million in loan fees previously included in non-interest income, and $321,000 of direct costs previously included in operating expenses for the quarter ended March 31, 2000, were improperly recognized. The fees and costs; should have been deferred and recognized over the life of the related loan as interest income. Consequently, the accompanying consolidated financial statements have been restated to defer such fees and direct costs, and to recognize in interest income the applicable amount for the quarter ended March 31, 2000. See Note 4 to the Company's interim consolidated financial statements for a summary of the significant effects of the restatement.

The Management's Discussion and Analysis of Financial Condition and Results of Operations for the quarter ended March 31, 2000 presented herein have been adjusted to reflect the restatement described above.

FINANCIAL CONDITION - MARCH 31, 2000 VS. DECEMBER 31, 1999

Total consolidated assets increased $34.6 million, or 2.0 percent, during the first three months of 2000, which included an increase of $19.3 million in interest earning assets and $15.3 million in non-interest earning assets. The increase in consolidated assets reflects increases of $45.1 million in cash and cash equivalents and an increase in securities available for sale of $21.5 million, offset by a decrease in interest earning deposits with banks of $32.8 million. During the quarter, proceeds from maturities of interest bearing deposits with other banks was redeployed in securities and federal funds sold.

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

INTEREST-EARNING DEPOSITS WITH OTHER BANKS AND INVESTMENT SECURITIES

Interest-earning deposits with other banks decreased to $132.9 million at March 31, 2000 from $165.7 million at December 31, 1999. These deposits are placed with correspondent banks in the Region, generally on a short-term basis (less than 365 days), to increase yields and enhance relationships with the correspondent banks. The level of such deposits has diminished as the exposure in the Region has decreased during the three months ended March 31, 2000. The short-term nature of these deposits allows the Company the flexibility to later redeploy assets into alternative earning assets.

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

LOANS

The Company's gross loan portfolio totaled $1.14 billion at March 31, 2000, relatively unchanged from the balance as of December 31, 1999. Commercial-foreign loans increased by $37.7 million or 11.1 percent and domestic acceptances discounted increased by $9.5 million or 16.2 percent. This was offset by decreases in loans to banks and other financial institutions - foreign of $22.8 million, loans to foreign government and official institutions of $12.8 and foreign acceptances discounted of $9.6 million. Details on the loans by type are shown in the table below. At March 31, 2000 approximately 40.7 percent of the Company's portfolio consisted of loans to domestic borrowers and 59.3 percent of the Company's portfolio consisted of loans to foreign borrowers. The Company's loan portfolio is relatively short-term, as approximately 77.1 and
81.9 percent of loans at March 31, 2000 were short-term loans with average maturities of less than 180 and less than 365 days, respectively. See "Interest Rate Sensitivity Report".

The following table sets forth the loans by type in the Company's loan portfolio at the dates indicated.

LOANS BY TYPE
(IN THOUSANDS)

                                                           MARCH 31, 2000           DECEMBER 31, 1999
                                                           --------------           -----------------
Domestic:
Commercial(1) ...............................               $    392,884               $    394,841
Acceptances discounted ......................                     68,587                     59,040
Residential mortgages .......................                      2,113                      2,140
                                                            ------------               ------------
Subtotal Domestic ...........................                    463,584                    456,021
                                                            ------------               ------------

Foreign:
Banks and other financial institutions ......                    223,345                    246,155
Commercial and industrial(1) ................                    376,121                    338,411
Acceptances discounted ......................                     49,646                     59,256
Government and official institutions ........                     25,569                     38,358
                                                            ------------               ------------
Subtotal Foreign ............................                    674,681                    682,180
                                                            ------------               ------------
Total Loans .................................               $  1,138,265               $  1,138,201
                                                            ============               ============

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

At March 31, 2000 approximately 28.5 percent in principal amount of the Company's loans were outstanding to borrowers in four countries other than the United States: Panama (12.1 percent), Guatemala (6.1 percent), El Salvador (5.3 percent) and Ecuador (5.0 percent).

Panama loan exposure continues to be over 10 percent of loans and has increased to 12.1 percent of total loans at March 31, 2000. The bulk of the credit relationships in Panama are related to financing short-term trade transactions with companies operating out of the Colon Free Zone. The latter represents the second largest free trading zone in the world after Hong Kong. The companies operate largely as importers and exporters of consumer goods such as electronic goods and clothing.

LOANS BY COUNTRY
(DOLLARS IN THOUSANDS)

                                        MARCH 31, 2000                      DECEMBER 31, 1999
                                -----------------------------        ------------------------------
                                                  PERCENT OF                            PERCENT OF
Country                           AMOUNT          TOTAL LOANS          AMOUNT           TOTAL LOANS
                               -----------        -----------       -----------         -----------
United States                  $   463,584           40.7%          $   456,021            40.1%
Argentina                           24,053            2.1%               35,494             3.1%
Brazil                              40,384            3.5%               49,214             4.3%
British West Indies(1)                  --                               22,082             1.9%
Colombia                            26,862            2.4%               28,437             2.5%
Dominican Republic                  35,855            3.2%               41,604             3.7%
Ecuador                             56,798            5.0%               65,622             5.8%
El Salvador                         60,180            5.3%               45,847             4.0%
Guatemala                           69,578            6.1%               66,531             5.8%
Honduras                            38,614            3.4%               42,352             3.7%
Jamaica                             50,546            4.4%               28,628             2.5%
Panama                             137,269           12.1%              127,419            11.2%
Peru                                24,359            2.1%               29,648             2.6%
Venezuela                           17,330            1.5%               17,842             1.6%
Other(2)                            92,853            8.2%               81,460             7.2%
                               -----------          -----           -----------           -----

Total                          $ 1,138,265          100.0%          $ 1,138,201           100.0%
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

TOTAL CROSS-BORDER OUTSTANDINGS BY COUNTRY (3)
(DOLLARS IN MILLIONS)

                                            MARCH 31, 2000                         DECEMBER 31, 1999
                                      ---------------------------            -----------------------------
                                                       % OF TOTAL                               % OF TOTAL
                                      AMOUNT             ASSETS              AMOUNT               ASSETS
                                      ------           ----------            ------             ----------
Argentina ...............             $   73                4.2%             $  113                  6.6%
Bahamas .................                 21                1.2%                 21                  1.2%
Bolivia .................                 13                0.7%                 18                  1.0%
Brazil ..................                164                9.3%                173                 10.1%
British West Indies(1)...                 17                1.0%                 --                   --
Colombia ................                 47                2.7%                 48                  2.8%
Costa Rica(1) ...........                 13                0.7%                 --                   --
Dominican Republic ......                 40                2.3%                 55                  3.2%
Ecuador .................                 72                4.1%                 78                  4.5%
El Salvador .............                 52                3.0%                 44                  2.6%
Guatemala ...............                 77                4.4%                 68                  4.0%
Honduras ................                 42                2.4%                 43                  2.5%
Jamaica .................                 58                3.3%                 35                  2.0%
Mexico ..................                 13                0.7%                 20                  1.2%
Panama ..................                124                7.0%                116                  6.7%
Peru ....................                 35                2.0%                 42                  2.4%
Suriname ................                 31                1.8%                 32                  1.9%
United Kingdom ..........                 15                0.9%                 15                  0.9%
Venezuela ...............                 17                1.0%                 17                  1.0%
Other(2) ................                 40                2.3%                 75                  4.4%
                                      ------             ------              ------               ------
Total ...................             $  964               55.0%             $1,013                 59.0%
                                      ======             ======              ======               ======

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

                                                      THREE MONTHS ENDED MARCH 31,                       YEAR ENDED
                                                    2000                        1999                  DECEMBER 31, 1999
                                          ------------------------    ------------------------    ------------------------
                                                         AVERAGE                     AVERAGE                     AVERAGE
                                            TOTAL        MONTHLY        TOTAL        MONTHLY        TOTAL        MONTHLY
                                            VOLUME        VOLUME        VOLUME        VOLUME        VOLUME        VOLUME
                                          ----------    ----------    ----------    ----------    ----------    ----------
Export Letters of Credit(1)...........    $   53,187    $   17,729    $   45,313    $   15,104    $  227,904    $   18,992
Import Letters of Credit(1)...........        90,473        30,158        60,654        20,218       296,943        24,745
                                          ----------    ----------    ----------    ----------    ----------    ----------
Total.................................    $  143,660    $   47,887    $  105,967    $   35,322    $  524,847    $   43,737
                                          ==========    ==========    ==========    ==========    ==========    ==========

(1) Represents certain contingent liabilities not reflected on the Company's consolidated statement of condition.

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

CONTINGENT LIABILITIES (1)
(IN THOUSANDS)

                                                                                           MARCH 31, 2000       DECEMBER 31, 1999
                                                                                           --------------       -----------------
Aruba(2) .............................................................................       $       --            $    3,720
Costa Rica ...........................................................................            2,452                 9,893
Dominican Republic ...................................................................            6,367                 4,707
El Salvador(2) .......................................................................               --                 2,734
Guatemala ............................................................................            6,301                 9,475
Guyana ...............................................................................            2,890                 4,165
Haiti ................................................................................            2,021                 5,705
Honduras .............................................................................            3,720                 4,174
Jamaica(2) ...........................................................................            9,383                    --
Panama ...............................................................................            8,904                14,242
Peru .................................................................................            2,111                 3,573
Suriname .............................................................................            6,506                 5,677
United States ........................................................................           88,398                74,643
Venezuela ............................................................................            1,622                 2,593
Other(3) .............................................................................            5,191                 6,143
                                                                                             ----------            ----------
Total ................................................................................       $  145,866            $  151,444
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

- Pass-graded loan loss factors are based on net charge-offs (i.e., charge-off less recoveries) to average loans. The Company's current methodologies incorporate prior year net charge-offs, three-year average net charge-offs and five year average net charge-offs and are used to compute a range of probable losses.

         The unallocated allowance is established based upon management's evaluation of various conditions, the effects of which are not directly measured in the determination of the specific and allocated allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include, but are not limited to, the following factors, which existed at the balance sheet date:

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

         Our methodologies include several features that are intended to reduce the difference between estimated and actual losses. The loss factors that are used to establish the allowance for pass-graded loans is designed to be self-correcting by taking into account changes in loan classification and permitting adjustments based on management's judgment of significant qualitative factors as of the evaluation date. Similarly, by basing the pass-graded loan loss factors on loss experience over the prior year and the last three or five years, the methodology is designed to take our recent loss experience into account. The Bank generally operates a commercial banking business, which does not include significant amounts of pooled loans or loans that are homogeneous in nature such as residential mortgages or consumer installment loans (these represent 0.2% of gross loans at both March 31, 2000 and December 31, 1999).

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

         Currently, Ecuador is rated value impaired by ICERC, with a 90% ATTR requirement for applicable exposures. At March 31, 2000 and December 31, 1999, the Company had aggregate exposure to borrowers located in Ecuador of approximately $72 million and $78 million, respectively, including loans of $57 million at March 31,2000 and $66 million at December 31, 1999. During 1999, as a result of economic deterioration in Ecuador, the Company restructured exposures with certain borrowers to improve collectibility prospects. Primarily as a result of these restructurings, approximately $36.4 million of the Company's Ecuadorian exposure at December 31, 1999 was subject to the 90% ATRR requirement. Accordingly, an ATRR of $32.7 million was established at December 31, 1999. During the first quarter of 2000, as a result of temporary delinquencies, new loans became subject to ATRR, resulting in an additional provision of $3.2 million. At March 31, 2000, approximately 96% of the Company's Ecuadorian exposures were in compliance with their contractual terms.

         The following table sets forth the composition of the allowance for credit losses and ATRR as of March 31, 2000 and December 31, 1999:

                                                       MARCH 31, 2000             DECEMBER 31, 1999
                                                       --------------             -----------------
           Allocated:
                Specific (Impaired loans)                 $  7,104                    $  6,173
                Formula                                      9,006                      12,033
           Unallocated                                       4,465                       3,205
                                                          --------                    --------
           Total allowance for credit losses                20,575                      21,411
           Allocated transfer risk reserve                  35,968                      32,720
                                                          --------                    --------
           Total allowance and reserves                   $ 56,543                    $ 54,131
                                                          ========                    ========

         The specific allowances increased from $6.2 million at December 31, 1999 to $7.1 million at March 31, 2000 due to management's assessment of impaired loans. The amount of impaired loans was $16.6 million at December 31, 1999 compared to $16.5 million at March 31, 2000. The decrease in the allocated formula allowance is due to an increase in loans from borrowers in Ecuador which became subject to ATRR during the quarter. As a result, ATRR was increased and formula allowance decreased.

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

         The following table provides certain information with respect to the Company's allowance for credit losses and ATRR activity for the periods shown.

CREDIT LOSS AND ATRR EXPERIENCE
(IN THOUSANDS)

                                                                          THREE MONTHS ENDED             YEAR ENDED
                                                                            MARCH 31, 2000           DECEMBER 31, 1999
                                                                          ------------------         -----------------
Balance of allowance for credit losses at beginning of period ...            $     21,411              $     12,794
Charge-offs:
Domestic:
      Commercial ................................................                     (36)                   (3,299)
      Acceptances ...............................................                      --                        --
      Installment ...............................................                      --                        (5)
                                                                             ------------              ------------
   Total Domestic ...............................................                     (36)                   (3,304)
                                                                             ------------              ------------
Foreign:
   Banks and other financial institutions .......................                    (200)                   (2,330)
   Commercial and industrial ....................................                  (1,394)                   (6,216)
                                                                             ------------              ------------
Total Foreign ...................................................                  (1,594)                   (8,546)
                                                                             ------------              ------------
   Total charge-offs ............................................                  (1,630)                  (11,850)
                                                                             ------------              ------------

Recoveries:
Domestic:
   Commercial ...................................................                       3                         4
Foreign:
      Banks and other financial institutions ....................                      41                       163
                                                                             ------------              ------------
   Total recoveries .............................................                      44                       167
                                                                             ------------              ------------
Net (charge-offs) recoveries ....................................                  (1,586)                  (11,683)
Provision for credit losses .....................................                     750                    20,300
                                                                             ------------              ------------
Balance of allowance for credit losses at end of the period .....            $     20,575              $     21,411
                                                                             ============              ============

ATRR at beginning of period .....................................                  32,720                        --
Provision for transfer risk .....................................            $      3,248              $     32,720
                                                                             ------------              ------------
ATRR at end of period ...........................................                  35,968                    32,720
                                                                             ============              ============

Allowance for credit losses and ATRR at end of period ...........            $     56,543              $     54,131
                                                                             ============              ============

Average loans ...................................................            $  1,242,750              $  1,181,865
Total loans .....................................................               1,138,265                 1,138,201
Net charge-offs to average loans ................................                    0.13%                     1.00%
Allowance for credit losses to total loans ......................                    1.81%                     1.88%
Allowance for credit losses and ATRR to total loans .............                    4.97%                     4.76%

         The following tables set forth an analysis of the allocation of the allowance for credit losses by category of loans and the allowance for credit losses allocated to foreign loans. The allowance is established to cover potential losses inherent in the portfolio as a whole or is available to cover potential losses on any of the Company's loans.

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES AND ALLOCATED TRANSFER RISK RESERVE (IN THOUSANDS)

                                                                                AS OF                  AS OF
                                                                           MARCH 31, 2000        DECEMBER 31, 1999
                                                                           --------------        -----------------
Allocation of the allowance by category of loans:

Domestic:
   Commercial ...................................................            $    2,986             $    3,199
   Acceptances ..................................................                   285                    269
   Residential ..................................................                     9                     10
                                                                             ----------             ----------
Total domestic ..................................................                 3,280                  3,478

Foreign Non-ATRR:
   Government and official institutions .........................                 3,752                  1,496
   Banks and other financial institutions .......................                 3,511                  5,152
   Commercial and industrial ....................................                 9,825                 11,015
   Acceptances discounted .......................................                   207                    270
                                                                             ----------             ----------
     Total foreign non-ATRR .....................................                17,295                 17,933
                                                                             ----------             ----------

Foreign ATRR:

   Government and official institutions .........................                 6,034                  6,035
   Banks and other financial institutions .......................                21,177                 19,800
   Commercial and industrial ....................................                 8,757                  6,885
                                                                             ----------             ----------
   Total foreign ATRR ...........................................                35,968                 32,720
                                                                             ----------             ----------
   Total foreign ................................................            $   53,263             $   50,653
                                                                             ----------             ----------
Total ...........................................................            $   56,543             $   54,131
                                                                             ==========             ==========

Percent of loans in each category to total loans:

Domestic:
   Commercial ...................................................                  35.1%                  35.4%
   Acceptances ..................................................                   6.1%                   5.3%
   Residential ..................................................                   0.2%                   0.2%
                                                                             ----------             ----------
     Total domestic .............................................                  41.4%                  40.9%

Foreign Non-ATRR:
   Banks and other financial institutions .......................                  16.2%                  18.1%
   Commercial and industrial ....................................                  32.7%                  29.6%
   Acceptances discounted .......................................                   4.4%                   5.3%
   Government and official Institutions .........................                   1.8%                   2.8%
                                                                             ----------             ----------
     Total foreign non-ATRR .....................................                  55.1%                  55.8%

Foreign ATRR:
   Government and official institutions .........................                    .5%                   0.6%
   Banks and other financial institutions .......................                   2.1%                   2.0%
   Commercial and industrial ....................................                    .9%                   0.7%
                                                                             ----------             ----------
     Total foreign ATRR .........................................                   3.5%                   3.3%
                                                                             ----------             ----------
     Total foreign ..............................................                  58.6%                  59.1%
                                                                             ----------             ----------
Total ...........................................................                 100.0%                 100.0%
                                                                             ==========             ==========

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES AND ALLOCATED TRANSFER RISK RESERVES TO FOREIGN LOANS
(IN THOUSANDS)

                                                                           MARCH 31, 2000        DECEMBER 31, 1999
                                                                           --------------        -----------------
Balance, beginning of year ......................................            $   50,653             $   11,379
Provision for credit losses .....................................                   915                 14,937
Net charge-offs .................................................                (1,553)                (8,383)
Provision for transfer risk .....................................                 3,248                 32,720
                                                                             ----------             ----------
Balance, end of period ..........................................            $   53,263             $   50,653
                                                                             ==========             ==========

Composition at end of period:
Allowance for credit losses .....................................            $   17,295             $   17,933
Allowance for transfer risk (ATRR) ..............................                35,968                 32,720
                                                                             ----------             ----------
Total foreign allowances ........................................            $   53,263             $   50,653
                                                                             ==========             ==========

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

NONPERFORMING LOANS
(IN THOUSANDS)

                                                                           MARCH 31, 2000        DECEMBER 31, 1999
                                                                           --------------        -----------------

Domestic:
   Non accrual ..................................................            $      681             $    6,995
   Past due over 90 days and accruing ...........................                 2,349                     --
                                                                             ----------             ----------
       Total domestic nonperforming loans .......................                 3,030                  6,995
                                                                             ----------             ----------

Foreign:
   Non accrual ..................................................                15,795                  9,588
   Past due over 90 days and accruing ...........................                    69                  1,992
                                                                             ----------             ----------
       Total foreign nonperforming loans ........................                15,864                 11,580
                                                                             ----------             ----------
Total nonperforming loans .......................................            $   18,894             $   18,575
                                                                             ==========             ==========
Total nonperforming loans to total loans ........................                  1.66%                  1.66%
Total nonperforming assets to total assets ......................                  1.27%                  1.08%

Nonperforming assets consist of nonaccrual loans and foreclosed assets. The Company usually places an asset on nonaccrual status when any payment of principal or interest is over 90 days past due or earlier if management determines collection of principal or interest to be unlikely. Loans over 90 days past due may not be placed on nonaccrual if they are in the process of collection and are either secured by property having a realizable value at least equal to the outstanding debt and accrued interest or are fully guaranteed by a financially responsible party whom the Company believes is willing and able to discharge the debt, including accrued interest. In most cases, if a borrower has more than one loan outstanding with the Company and any of its individual loans becomes over 90 days past due, the Company places all outstanding loans to that borrower on nonaccrual status.

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

Total deposits were $1.55 billion at March 31, 2000 compared to $1.54 billion at December 31, 1999. The increase in deposits during the three month period was largely in certificates of deposits over $100,000 which increased by $61.2 million and in non-interest bearing demand deposit which increased by $15.3 million. These increases were offset by a decrease in certificates of deposit under $100,000 of $56.0 million.

The following table indicates the maturities and amounts of certificates of deposit and other time deposits issued in denominations of $100,000 or more as of March 31, 2000:

MATURITIES AND AMOUNTS OF CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS $100,000 OR MORE
(IN THOUSANDS)

                                        CERTIFICATES OF DEPOSIT      OTHER TIME DEPOSITS
                                           $100,000 OR MORE            $100,000 OR MORE         TOTAL
                                        -----------------------      -------------------     ---------
Three months or less ..............            $158,703                   $ 26,641           $ 185,344
Over 3 through 6 months ...........             119,853                      3,101             122,954
Over 6 through 12 months ..........             106,697                          4             106,701
Over 12 months ....................              85,374                         --              85,374
                                               --------                   --------           ---------
   Total ..........................            $470,627                   $ 29,746           $ 500,373
                                               ========                   ========           =========

STOCKHOLDERS' EQUITY

The Company's stockholders' equity at March 31, 2000 was $119.7 million compared to $113.3 million at December 31, 1999. During this period stockholders' equity increased by $6.4 million primarily due to the retention of net income of $5.4 million and the recovery in market value of the securities available for sale.

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

                        INTEREST RATE SENSITIVITY REPORT
                             (DOLLARS IN THOUSANDS)

                                    0 TO 30     31 TO 90      91 TO 180    181 TO 365      1 TO 5       OVER 5
                                      DAYS         DAYS         DAYS          DAYS          YEARS        YEARS        TOTAL
                                    --------    ---------     ---------    ----------     ---------     --------    ----------
Earning Assets:
   Loans ........................   $552,250    $ 169,593     $ 155,507    $   54,778     $ 176,318     $ 29,819    $1,138,265
   Federal funds sold ...........     94,697                                                                            94,697
   Investment securities ........     43,797       93,975        40,651        12,258        19,578       80,248       290,507
   Interest earning deposits
      with other banks ..........     27,013       24,727        39,825        41,333                                  132,898
                                    --------    ---------     ---------    ----------     ---------     --------    ----------
Total ...........................    717,757      288,295       235,983       108,369       195,896      110,067     1,656,367
                                    --------    ---------     ---------    ----------     ---------     --------    ----------

Funding Sources:
   Savings and transaction
      deposits ..................     29,776       67,942        40,443                                                138,161
   Certificates of deposits
      of $100 or more ...........     33,510      125,193       119,853       106,697        85,374                    470,627
   Certificates of deposits
      under $100 ................     78,432      132,175       174,019       264,231       111,942           38       760,837
   Other time deposits ..........     23,179        3,462         3,101           595                                   30,337
   Funds overnight ..............     60,010                                                                            60,010
   Trust preferred securities ...                                                                         12,650        12,650
                                    --------    ---------     ---------    ----------     ---------     --------    ----------
Total ...........................   $224,907    $ 328,772     $ 337,416    $  371,523     $ 197,316     $ 12,688    $1,472,622
                                    ========    =========     =========    ==========     =========     ========    ==========
Interest sensitivity gap ........   $492,850    $ (40,477)    $(101,433)   $ (263,154)    $  (1,420)    $ 97,379    $  183,745
                                    ========    =========     =========    ==========     =========     ========    ==========
Cumulative gap ..................   $492,850    $ 452,373     $ 350,940    $   87,786     $  86,366     $183,745
                                    ========    =========     =========    ==========     =========     ========
Cumulative gap as a percentage
   of total earning assets ......      29.75%       27.31%        21.19%         5.30%         5.21%       11.09%
                                    ========    =========     =========    ==========     =========     ========

LIQUIDITY

Cash and cash equivalents increased by $45.1 million from December 31, 1999 to March 31, 2000. During the first quarter of 2000, net cash provided by operating activities was $20.6 million, net cash provided by investing activities was $9.2 million and net cash provided by financing activities was $15.3 million. For further information on cash flows, see the Consolidated Statement of Cash Flows.

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

The short-term nature of the loan portfolio and the fact that a portion of the loan portfolio consists of bankers' acceptances provides additional liquidity to the Company. Liquid assets at March 31, 2000 were $434 million, 25 percent of total assets, and consisted of cash and cash equivalents, due from banks-time and available for sale investment securities maturing within one year or less that are unpledged. At March 31, 2000 the Company had been advised of $57 million in available interbank funding.

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

See Note 5 to the Company's interim consolidated financial statements for regulatory developments subsequent to March 31, 2000

COMPANY CAPITAL RATIOS
(DOLLARS IN THOUSANDS)

                                                                      MARCH 31, 2000           DECEMBER 31, 1999
                                                                 -----------------------     --------------------
                                                                  AMOUNT           RATIO      AMOUNT        RATIO
                                                                 --------          -----     --------       -----
Tier 1 risk-weighted
Capital:
    Actual...................................................    $123,467          10.4%     $119,157       10.3%
    Minimum..................................................      47,652           4.0%       46,286        4.0%
Total risk-weighted
Capital:
    Actual...................................................     138,873          11.7%      134,111       11.6%
    Minimum..................................................      95,304           8.0%       92,571        8.0%
Leverage:
    Actual...................................................     123,467           7.3%      119,157        7.1%
    Minimum..................................................      50,510           3.0%       50,106        3.0%

BANK CAPITAL RATIOS
(DOLLARS IN THOUSANDS)

                                                                      MARCH 31, 2000           DECEMBER 31, 1999
                                                                 -----------------------     --------------------
                                                                  AMOUNT           RATIO      AMOUNT        RATIO
                                                                 --------          -----     --------       -----
Tier 1 risk-weighted capital:
    Actual...................................................    $116,316           9.8%     $114,011        9.9%
    Minimum to be well capitalized...........................      71,340           6.0%       69,289        6.0%
    Minimum to be adequately capitalized.....................      47,560           4.0%       46,192        4.0%
Total risk-weighted capital:
    Actual...................................................     131,693          11.0%      128,936       11.2%
    Minimum to be well capitalized...........................     118,899          10.0%      115,481       10.0%
    Minimum to be adequately capitalized.....................      95,120           8.0%       92,385        8.0%
Leverage:
    Actual...................................................     116,316           6.9%      114,011        6.7%
    Minimum to be well capitalized...........................      84,418           5.0%       84,571        5.0%
    Minimum to be adequately capitalized.....................      67,535           4.0%       67,657        4.0%

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

Interest Rate Sensitivity Report as of March 31, 2000 shows that interest earning assets maturing or repricing within one year exceed interest bearing liabilities by $87.8 million. The Company monitors that the assets and liabilities are closely matched to minimize interest rate risk.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds, and it constitutes the Company's principal source of income. Net interest income increased to $16.7 million for the three months ended March 31, 2000 from $14.0 million for the same period in 1999, a 19.4 percent increase. The increase was due largely to an increase in net interest margin as well as an increase in average earning assets. Average earning assets increased to $1.630 billion for the three months ended March 31, 2000 from $1.552 billion for the same period in 1999, a 5.0 percent increase. Average loans increased to $1.232 billion for the three months ended March 31, 2000 from $1.149 billion for the same period in 1999, a 7.2 percent increase. Average interest earning deposits with other banks increased to $162.1 million for the three months ended March 31, 2000 from $108.7 million for the same period in 1999, a 49 percent increase. The increase in loans was largely attributable to trade finance activities within the Region. Net interest margin increased to 4.13 percent for the three months ended March 31, 2000 from 3.71 percent for the same period in 1999, a 42 basis point increase. The primary reasons for this increase were (i) the redeployment of lower yielding U.S. government agency securities into the higher yielding loan category and (ii) the base for pricing commercial loans has increased within the last three months as a result of increases in the prime rate.

Interest income increased to $37.2 million for the three months ended March 31, 2000 from $32.6 million for the same period in 1999, a 14.2 percent increase, reflecting the increase in commercial loans and the increase in prevailing interest rates. Interest expense increased to $20.5 million for the three months ended March 31, 2000 from $18.6 million for the same period in 1999, a 10.2 percent increase, reflecting the additional deposits to fund asset growth. Average interest-bearing deposits increased to $1.425 billion for the three months ended March 31, 2000 from $1.367 billion for the same period in 1999, a
4.3 percent increase. The growth in deposits was primarily a result of the Company seeking additional deposits to fund asset growth.

                           YIELDS EARNED AND RATE PAID

                                                                               FOR THE QUARTER ENDED
                                                    ----------------------------------------------------------------------------
                                                               MARCH 31, 2000                           MARCH 31, 1999
                                                    -----------------------------------      -----------------------------------
                                                     AVERAGE       REVENUE/      YIELD/        AVERAGE      REVENUE/      YIELD/
                                                     BALANCE        EXPENSE       RATE         BALANCE       EXPENSE       RATE
                                                    ----------     --------      ------      ----------     --------      ------
TOTAL EARNING ASSETS
LOANS:
   Commercial loans ..........................      $1,109,374      $26,457       9.43%      $1,015,173      $22,711       8.95%
   Acceptances discounted ....................         114,564        2,722       9.40%         117,044        2,642       9.03%
   Overdraft .................................           5,759          386      26.52%          13,667          696      20.37%
   Mortgage loans ............................           2,127           42       7.81%           3,514           71       8.08%
                                                    ----------      -------                  ----------      -------
TOTAL LOANS ..................................       1,231,824       29,607       9.51%       1,149,398       26,120       9.09%
                                                    ----------      -------                  ----------      -------
Time deposits with banks .....................         162,107        3,841       9.37%         108,748        3,242      11.92%
Investments ..................................         165,860        3,052       7.28%         232,758        2,756       4.74%
Federal funds sold ...........................          49,888          703       5.57%          38,486          466       4.84%
                                                    ----------      -------                  ----------      -------
     Total investments and time deposits
        with banks ...........................         377,855        7,596       7.95%         379,992        6,464       6.80%
                                                    ----------      -------                  ----------      -------
Total interest earning assets ................       1,609,679       37,203       9.14%       1,529,390       32,584       8.64%
                                                    ----------      -------                  ----------      -------
Total non interest earning assets ............          81,020                                  129,473
                                                    ----------                               ----------
TOTAL ASSETS .................................      $1,690,699                               $1,658,863
                                                    ==========                               ==========

INTEREST BEARING LIABILITIES
DEPOSITS:
   NOW and savings accounts ..................      $   22,168          132       2.38%      $   21,654          109       2.01%
   Money Market ..............................          44,054          630       5.72%          45,849          530       4.62%
   Presidential Money Market .................          65,579          906       5.53%          25,673          304       4.74%
   Certificate of Deposits (including IRA) ...       1,216,335       17,495       5.75%       1,160,076       15,889       5.48%
   Time Deposits with Banks (IBF) ............          68,463          862       5.04%         109,383        1,303       4.76%
   Other .....................................           8,786          141       6.42%           3,923           33       3.36%
                                                    ----------      -------                  ----------      -------
TOTAL DEPOSITS ...............................       1,425,385       20,166       5.66%       1,366,558       18,168       5.32%
Trust Preferred Securities ...................          12,650          308       9.74%          12,393          302       9.75%
Other Borrowings .............................              --           --         --            5,498          103       7.49%
Federal Funds Purchased ......................              55            1       7.27%             111            2       7.21%
                                                    ----------      -------                  ----------      -------
Total interest bearing liabilities ...........       1,438,090       20,475       5.70%       1,384,560       18,575       5.37%
                                                    ----------      -------                  ----------      -------
Non-interest bearing liabilities
   Demand Deposits ...........................          81,171                                   75,510
   Other Liabilities .........................          54,930                                   86,875
                                                    ----------                               ----------
Total non interest bearing liabilities .......         136,101                                  162,385
Stockholders equity ..........................         116,508                                  111,918
                                                    ----------                               ----------
TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY ......................      $1,690,699                               $1,658,863
                                                    ==========                               ==========
NET INTEREST INCOME/NET
   INTEREST SPREAD ...........................                      $16,728       3.48%                      $14,009       3.16%
                                                                    =======      =====                       =======      =====
MARGIN
INTEREST INCOME/INTEREST
   EARNING ASSETS ............................                                    9.14%                                    8.64%
INTEREST EXPENSE/INTEREST
   EARNING ASSETS ............................                                    5.05%                                    4.93%
                                                                                 -----                                    -----
     NET INTEREST MARGIN .....................                                    4.09%                                    3.71%
                                                                                 =====                                    =====

PROVISION FOR CREDIT LOSSES AND TRANSFER RISK

The Company's provision for credit losses decreased to $750 thousand for the three months ended March 31, 2000 from $900 thousand for the same period in 1999. Net loan charge-offs during the first three months of 2000 amounted to $1,586 thousand compared to $104 thousand for the same period in 1999. The allowance for credit losses increased from $13.6 million at March 31, 1999 to $20.6 million at March 31, 2000. The ratio of the allowance for credit losses to total loans was 1.81 percent at March 31, 2000 decreasing from approximately
1.88 percent at December 31, 1999.

The Company's provision for ATRR decreased from $9.9 million for the first quarter of 1999 to $3.2 million for the first quarter of 2000. The decrease was the result of a lower amount of Ecuadorian exposure becoming initially subject to ATRR requirements in the 2000 quarter compared to the 1999. See "Allocated Transfer Risk Reserves" on page 19 for more discussion of the ATRR.

NON-INTEREST INCOME

Non-interest income increased to $4.1 million for the three months ended March 31, 2000 from $3.7 million for the same period in 1999, a 9.9 percent increase. The increase was largely the result of an increase in gain on sale of assets of $1.2 million relating to the sale of foreign debt securities previously written down.

The following table sets forth details regarding the components of non-interest income for the periods indicated.

NON-INTEREST INCOME
(DOLLARS IN THOUSANDS)

                                                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                                                         -----------------------------------------
                                                                                        2000 TO 1999
                                                                           2000        PERCENT CHANGE        1999
                                                                         --------      --------------       ------
Trade finance fees and commissions....................................   $  2,217          -18.8%           $2,730
Structuring and syndication fees......................................                     100.0%              246
Customer service fees.................................................        400          118.6%              183
Net gain on sale of assets............................................      1,349          617.6%              188
Other.................................................................         97          -72.2%              349
                                                                         --------         ------            ------
Total non-interest income.............................................   $  4,063            9.9%           $3,696
                                                                         ========         ======            ======

OPERATING EXPENSES

Operating expenses increased to $8.7 million for the three months ended March 31, 2000 from $7.2 million for the same period in 1999, a 21 percent increase. The majority of this increase was in other losses and charge-offs which increased to $1.7 million from $320 thousand largely as a result of a write off of an other miscellaneous receivable. This miscellaneous receivable represented $1.7 million due for structuring and syndication services provided by the Bank for which the customer had made a partial payment. A dispute arose between the Bank and the customer regarding the balance owed, which was settled and resulted in a write-off of $1 million and payment in full of the balance. The Company's efficiency ratio increased to 41.8 percent for the three month period ended March 31, 2000 from 40.5 percent for the same period in 1999.

The following table sets forth details regarding the components of operating expenses for the periods indicated.

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)

                                                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                                                         ------------------------------------------
                                                                                         2000 TO 1999
                                                                           2000         PERCENT CHANGE         1999
                                                                         ------         --------------        ------
Employee compensation and benefits....................................   $2,963             -11.4%            $3,344
Occupancy and equipment...............................................    1,298              35.2%               960
Legal Expenses........................................................      491             -23.3%               640
Other losses & charge-offs............................................    1,689             427.8%               320
Other operating expenses..............................................    2,245              18.7%             1,892
                                                                         ------             -----             ------
Total operating expenses..............................................   $8,686              21.4%            $7,156
                                                                         ======             =====             ======


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 30, 2001                   Hamilton Bancorp Inc.

                                     /s/ J. CARLOS BERNACE
                                     ------------------------------------------
                                     J. Carlos Bernace,
                                     Executive Vice President


                                     /s/  LUCIOUS T. HARRIS
                                     ------------------------------------------
                                     Lucious T. Harris
                                     Executive Vice President and Chief
                                     Financial Officer

Exhibit 1 of the Registrant's Form 10-Q for the quarterly period ended March 31, 2000 is hereby amended to read as follows:

                                                                       EXHIBIT 1

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                    CALCULATION OF EARNINGS (LOSS) PER SHARE
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                 AS RESTATED,
                                                                                  SEE NOTE 4
                                                                         THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------------
                                                                          2000                  1999
                                                                      ------------          ------------
Basic:
Weighted average number of common shares outstanding .......            10,081,147            10,056,111
Net income (loss) ..........................................          $      5,417          $       (155)
Basic earnings (loss) per share ............................          $       0.54          $       (.02)

Diluted:
Weighted average number of common shares outstanding .......            10,081,147            10,056,111
Potential common shares outstanding - options ..............               139,974               227,124
                                                                      ------------          ------------
Total common and potential common shares outstanding .......            10,221,121            10,283,235
Net income (loss) ..........................................          $      5,417          $       (155)
Diluted earnings (loss) per share ..........................          $       0.53          $       (.02)