Form 10-Q/A
period 2000-06-30
HAMILTON BANCORP INC
filed 2001-06-08
CIK 894172

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

                               Yes [ ] No [ ]

Item 1 and Item 2 of Part I and Part II Item 1 of the Registrant's Form 10-Q for the quarterly period ended June 30, 2000 are hereby amended to read as follows:

ITEM 1

                          PART I. FINANCIAL INFORMATION
                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                                    Unaudited
                                 (In thousands)


                                                             As Restated, see   As Restated, see
                                                                  Note 4             Note 4
                                                                 June 30,         December 31,
                                                                   2000               1999
                                                             ----------------   ----------------
ASSETS
CASH AND DEMAND DEPOSITS WITH OTHER BANKS ..............        $   22,716        $   21,710
FEDERAL FUNDS SOLD .....................................            39,933            63,400
                                                                ----------        ----------
   Total cash and cash equivalents .....................            62,649            85,110
INTEREST EARNING DEPOSITS WITH OTHER BANKS .............           111,539           165,685
SECURITIES AVAILABLE FOR SALE ..........................           367,819           274,277
LOANS-NET ..............................................         1,056,907         1,081,256
DUE FROM CUSTOMERS ON BANKERS ACCEPTANCES ..............            42,998            27,767
DUE FROM CUSTOMERS ON DEFERRED PAYMENT LETTERS OF CREDIT             1,616             5,835
PROPERTY AND EQUIPMENT-NET .............................             4,892             5,209
ACCRUED INTEREST RECEIVABLE ............................            19,043            19,111
GOODWILL-NET ...........................................             1,571             1,658
OTHER ASSETS ...........................................            32,571            34,779
                                                                ----------        ----------
TOTAL ..................................................        $1,701,605        $1,700,687
                                                                ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS ...............................................        $1,505,747        $1,535,606
TRUST PREFERRED SECURITIES .............................            12,650            12,650
BANKERS ACCEPTANCES OUTSTANDING ........................            42,998            27,767
DEFERRED PAYMENT LETTERS OF CREDIT OUTSTANDING .........             1,616             5,835
OTHER LIABILITIES ......................................            12,000             5,500
                                                                ----------        ----------
Total liabilities ......................................         1,575,011         1,587,358
                                                                ----------        ----------
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 75,000,000 shares
  authorized, 10,081,147 shares issued and outstanding
   at June 30, 2000 and December 31, 1999 ..............               101               101
Capital surplus ........................................            60,702            60,708
Retained earnings ......................................            59,838            47,302
Accumulated other comprehensive income .................             5,953             5,218
                                                                ----------        ----------
Total stockholders' equity .............................           126,594           113,329
                                                                ----------        ----------
TOTAL ..................................................        $1,701,605        $1,700,687
                                                                ==========        ==========



See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollars in thousands except per share data) (Unaudited)


                                                                As Restated,                            As Restated,
                                                                see Note 4                               see Note 4
                                                         Three Months Ended June 30,               Six Months Ended June 30,
                                                      --------------------------------         --------------------------------
                                                          2000                1999                2000                1999
                                                      ------------        ------------         ------------        ------------
INTEREST INCOME:
   Loans, including fees .....................        $     27,331        $     27,249         $     56,937        $     53,369
   Deposits with other banks .................               3,437               3,754                7,278               6,995
   Investment securities .....................               6,414               1,744                9,466               4,499
   Federal funds sold ........................                 815                 383                1,518                 849
                                                      ------------        ------------         ------------        ------------
     Total ...................................              37,997              33,130               75,199              65,712
INTEREST EXPENSE:
   Deposits ..................................              21,490              16,846               41,655              35,014
   Trust preferred securities ................                 308                 313                  617                 615
   Federal funds purchased and other borrowing                  --                  39                    1                 144
                                                      ------------        ------------         ------------        ------------
Total ........................................              21,798              17,198               42,273              35,773
                                                      ------------        ------------         ------------        ------------
NET INTEREST INCOME ..........................              16,199              15,932               32,926              29,939
PROVISION FOR CREDIT LOSSES ..................                  --               1,746                  750               2,646
PROVISION FOR TRANSFER RISK ..................                 363              21,317                3,611              31,217
                                                      ------------        ------------         ------------        ------------
NET INTEREST INCOME (LOSS) AFTER
  PROVISIONS .................................              15,836              (7,131)              28,565              (3,924)
                                                      ------------        ------------         ------------        ------------
NON-INTEREST INCOME:
   Trade finance fees and commissions ........               2,067               2,425                4,284               5,155
   Structuring and syndication fees ..........                   2                 594                    2                 840
   Customer service fees .....................                 449                 356                  849                 771
   Net gain on sale of assets ................               1,343                  27                2,691                 214
   Other .....................................                  84                  56                  181                 175
                                                      ------------        ------------         ------------        ------------
     Total ...................................               3,945               3,458                8,007               7,155
                                                      ------------        ------------         ------------        ------------
OPERATING EXPENSES:
   Employee compensation and benefits ........               3,656               3,167                6,619               6,511
   Occupancy and equipment ...................               1,154               1,037                2,452               1,997
   Other .....................................               3,639               3,227                8,064               6,077
                                                      ------------        ------------         ------------        ------------
     Total ...................................               8,449               7,431               17,135              14,585
                                                      ------------        ------------         ------------        ------------
INCOME (LOSS) BEFORE TAXES ...................              11,332             (11,104)              19,437             (11,354)
PROVISION FOR  (BENEFIT FROM)
   INCOME TAXES ..............................               4,212              (4,136)               6,901              (4,232)
                                                      ------------        ------------         ------------        ------------
NET INCOME (LOSS) ............................        $      7,120        $     (6,968)        $     12,536        $     (7,122)
                                                      ============        ============         ============        ============
NET INCOME (LOSS) PER COMMON SHARE:
BASIC ........................................        $       0.71        $      (0.69)        $       1.24        $      (0.71)
                                                      ============        ============         ============        ============
DILUTED ......................................        $       0.70        $      (0.69)        $       1.23        $      (0.71)
                                                      ============        ============         ============        ============
AVERAGE SHARES OUTSTANDING:
BASIC ........................................          10,081,147          10,065,908           10,081,147          10,061,037
                                                      ============        ============         ============        ============
DILUTED ......................................          10,230,315          10,065,908           10,225,838          10,061,037
                                                      ============        ============         ============        ============



See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                           (In thousands) (Unaudited)


                                                           As Restated,                      As Restated,
                                                            see Note 4                        see Note 4
                                                     Three Months Ended June 30,        Six Months Ended June 30,
                                                     ---------------------------        -------------------------
                                                        2000             1999             2000             1999
                                                      --------         --------         --------         --------
NET INCOME (LOSS) ............................        $  7,120         $ (6,968)        $ 12,536         $ (7,122)
OTHER COMPREHENSIVE INCOME (LOSS), Net of tax:
Net change in unrealized loss on
   securities available for sale during period             542               70            2,157              414
Less: Reclassification adjustment
   for gains included in net income ..........            (750)              --           (1,422)              --
Less: Reclassification adjustment
  for write off of a foreign bank stock ......              --               --               --             (187)
                                                      --------         --------         --------         --------
Total ........................................            (208)              70              735              227
                                                      --------         --------         --------         --------
COMPREHENSIVE INCOME (LOSS) ..................        $  6,912         $ (6,898)        $ 13,271         $ (6,895)
                                                      ========         ========         ========         ========





See accompanying notes to consolidated financial statements

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             As Restated, see Note 4
            (Dollars in thousands, except per share data) (Unaudited)


                                                                                                        Accumulated
                                              Common Stock                                                 Other        Total
                                           --------------------              Capital       Retained     Comprehensive Stockholders'
                                              Shares         Amount          Surplus        Earnings       Income         Equity
                                           -----------     -----------     -----------    -----------   ------------- -------------
Balance as of December 31, 1999 ........    10,081,147     $       101     $    60,708    $    47,302    $     5,218    $   113,329
Adjustment of tax liabilities due to
   stock options exercised .............                                            (6)                                          (6)
Net change in unrealized
  gain on securities available for sale,
  net of taxes .........................                                                                         735            735
Net income for the six
  months ended June 30, 2000 ...........                                                       12,536                        12,536
                                           -----------     -----------     -----------    -----------    -----------    -----------
Balance as of  June 30, 2000 ...........    10,081,147     $       101     $    60,702    $    59,838    $     5,953    $   126,594
                                           ===========     ===========     ===========    ===========    ===========    ===========







See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in thousands) (Unaudited)


                                                                                         As Restated,
                                                                                          see Note 4
                                                                                   For Six Months Ended June 30,
                                                                                  -------------------------------
                                                                                    2000                  1999
                                                                                  ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .................................................            $  12,536             $  (7,122)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization ..................................                  749                   665
      Provision for credit losses ....................................                  750                 2,646
      Provision for transfer risk ....................................                3,611                31,217
      Deferred tax provision .........................................                  300                    59
      Write off of available for sale security .......................                   --                   187
      Net gain on sale of loans ......................................                   --                  (188)
      Net gain on sale of other real estate owned ....................                   --                   (26)
      Net gain on sale of fixed assets ...............................                  (13)                   --
      Net gain on sale of investments ................................               (2,378)                   --
   Proceeds from the sale of bankers acceptances .....................                6,510                14,397
   Decrease (increase) in accrued interest receivable and
      other assets ...................................................                2,666               (13,898)
   Increase (decrease) in other liabilities ..........................                6,500                (1,550)
                                                                                  ---------             ---------
        Net cash provided by operating activities ....................               31,231                26,387
                                                                                  ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in interest-earning deposits with other banks ............               58,646                26,601
   Purchase of securities available for sale .........................             (494,722)             (401,679)
   Purchase of securities held to maturity ...........................                   --               (10,760)
   Proceeds from sales and maturities of securities available for sale              405,463               413,172
   Proceeds from paydowns of securities held to maturity .............                   --                 1,864
   Proceeds from sale of loans .......................................                   --                11,148
   Decrease (increase) in loans-net ..................................                7,128                (7,900)
   Purchases of property and equipment-net ...........................                 (348)                 (581)
   Proceeds from sale of other real estate owned .....................                   --                    38
                                                                                  ---------             ---------
      Net cash (used in) provided by investing activities ............              (23,833)               31,903
                                                                                  ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in deposits ..........................................              (29,859)              (64,064)
   Proceeds from trust preferred securities offering .................                   --                 1,650
   Payment of other borrowing ........................................                   --                (6,116)
   Net proceeds from exercise of common stock options ................                   --                   188
                                                                                  ---------             ---------
   Net cash used in financing activities .............................              (29,859)              (68,342)
                                                                                  ---------             ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS ............................              (22,461)              (10,052)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD .................               85,110               111,790
                                                                                  ---------             ---------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD .......................            $  62,649             $ 101,738
                                                                                  =========             =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid during the period ...................................            $  32,535             $  37,002
                                                                                  =========             =========
   Income taxes paid during the period ...............................            $   3,109             $   7,569
                                                                                  =========             =========



See accompanying notes to consolidated financial statements.

                        HAMILTON BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000

NOTE 1: BASIS OF PRESENTATION

The consolidated statements of condition for Hamilton Bancorp Inc. and Subsidiary (the "Company") as of June 30, 2000 and December 31, 1999, the related consolidated statements of operations, comprehensive income (loss) stockholders' equity and cash flows for the six months ended June 30, 2000 and 1999 included in the Form 10-Q have been prepared by the Company in conformity with the instructions to Form 10-Q/A and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited except for the consolidated statement of condition as of December 31, 1999.

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

NOTE 4: RESTATEMENT

Subsequent to the filing of the Company's amended quarterly report on Form 10-Q/A for the quarter ended June 30, 2000 and after extensive communications with the staff of the Securities and Exchange Commission in connection with a review by the staff of the Company's 1999 Annual Report on Form 10-K and 10-K/A and the staff's comments thereon, management determined that the Company should record in the three months ended June 30, 2000 and 1999, and the six months ended June 30, 2000 and 1999, approximately $363,000, $21.3 million, $3.6 million and $31.2 million, respectively, of provisions for allocated transfer risk reserves ("ATRR") on certain Ecuadorian exposure in its consolidated financial statements. Additionally, the Company determined that it should reclassify as of June 30, 2000 approximately $17.5 million and $22 million in foreign interbank placements from interest bearing deposits with other banks, which are subject to ATRR requirements, to loans. Accordingly, the Company has restated the accompanying interim period consolidated financial statements from amounts previously reported to record the ATRR and the reclassification of certain interbank placements to loans. The ATRR are required for exposures with respect to any country rated "value impaired" by the Interagency Country Exposure Review Committee ("ICERC"). The ICERC recommends an appropriate percentage level for ATRR, 90% in the case of Ecuador, for exposures rated "value impaired". ATRR is a specific reserve which is triggered when an obligation is more than 30 days past due and/or has been restructured to avoid delinquency. For purposes of ATRR, a credit is considered to be current if it would not be reported as "past due" or "non-accrual", as those terms are defined in the instructions for schedule RC-N of the Call Report.

The restated consolidated financial statements for the quarters ended June 30, 2000 and 1999 include amounts for the allowances for credit losses and ATRR consistent with the amounts the Company recorded in its regulatory Call Reports. The ATRR had been previously disclosed in Note 4 to the Company's consolidated financial statements presented in the Company's June 30, 2000 quarterly report on Form 10-Q/A as a reconciling item between stockholders' equity pursuant to accounting principles generally accepted in the United States of America ("GAAP") and Tier 1 Capital determined under regulatory accounting principles. The recording of ATRR for GAAP has no impact on regulatory capital and capital ratios of the Company, since the ATRR has been deducted for such purposes since initially being recorded in the Call Reports.

Through December 31, 1999 the Company recognized loan fees as received and direct costs as incurred. Because loan fees are now more related to long-term commitments rather than short-term trade financing, the Company has determined that loan fees previously included in non-interest income, amounting to $2.9 million and $900,000 for the six and three months ended June 30, 2000, respectively, and direct costs previously included in operating expenses amounting to $449,000 and $128,000 for the six and three months ended June 30, 2000, respectively, were improperly recognized. The fees and costs should have been deferred and recognized over the life of the related loan as interest income. Consequently, the accompanying consolidated financial statements have been restated to defer such fees and direct costs, and to recognize in interest income the applicable amounts ($593,000 and $391,000, respectively) for the six and three months ended June 30, 2000.

The following table summarizes the significant effects of the restatement:




                                                As Previously
                                                  Reported        As Restated
                                                -------------    ------------
AS OF JUNE, 2000

Interest-earning deposits with other banks      $   129,039      $   111,539
Loans - net                                       1,077,589        1,056,907
Other assets                                         18,444           32,571
Other liabilities                                    12,049           12,000
Retained earnings                                    83,844           59,838
Total stockholders' equity                          150,600          126,594

AS OF DECEMBER 31, 1999

Interest earning-deposits with other banks          187,685          165,685
Loans - net                                       1,091,976        1,081,256
Other assets                                         22,672           34,779
Other liabilities                                     5,544            5,500
Retained earnings                                    67,871           47,302
Total stockholders' equity                          133,898          113,329

                                                As Previously
                                                  Reported        As Restated
                                                -------------    ------------
FOR THE QUARTER ENDED JUNE 30, 2000

Interest income on loans                             26,940           27,331
Provision for ATRR                                      363
Net interest income after provisions                 15,808           15,836
Non-interest income                                   4,794            3,945
Other operating expenses                              3,641            3,639
Income (loss) before taxes                           12,024           11,332
Provision for taxes                                   4,468            4,212
Net income (loss)                                     7,556            7,120
Net income (loss) per common share
   Basic                                               0.75             0.71
   Diluted                                             0.74             0.70

FOR THE QUARTER ENDED JUNE 30, 1999

Interest income on loans                             25,606           27,249
Provision for ATRR                                   21,317
Net interest income after provisions                 12,543           (7,131)
Non-interest income                                   5,101            3,458
Other operating expenses                              3,257            3,227
Income (loss) before taxes                           10,183          (11,104)
Provision for taxes                                   3,750           (4,136)
Net income (loss)                                     6,433           (6,968)
Net income (loss) per common share
   Basic                                               0.63            (0.69)
   Diluted                                             0.63            (0.69)

FOR THE SIX MONTHS ENDED JUNE 30, 2000

Interest income on loans                             56,345           56,937
Provision for ATRR                                    3,611
Net interest income after provisions                 31,584           28,565
Non-interest income                                  10,899            8,007
Other operating expenses                              8,071            8,041
Income (loss) before taxes                           24,891           19,437
Provision for taxes                                   8,918            6,901
Net income (loss)                                    15,973           12,536
Net income (loss) per common share
   Basic                                               1.58             1.24
   Diluted                                             1.56             1.23

FOR THE SIX MONTHS ENDED JUNE 30, 1999

Interest income on loans                             51,136           53,369
Provision for ATRR                                   31,217
Net interest income after provisions                 25,060           (3,924)
Non-interest income                                   9,389            7,155
Other operating expenses                              6,122            6,077
Income (loss) before taxes                           19,819          (11,354)
Provision for taxes                                   7,318           (4,232)
Net income (loss)                                    12,501           (7,122)
Net income (loss) per common share
   Basic                                               1.24             0.71
   Diluted                                             1.22            (0.71)

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

RESTATEMENT

Subsequent to the filing of the Company's amended quarterly report on Form 10-Q/A for the quarter ended June 30, 2000 and after extensive communications with the staff of the Securities and Exchange Commission in connection with a review by the staff of the Company's 1999 Annual Report on Form 10-K and 10-K/A and the staff's comments thereon, management determined that the Company should record in the three months ended June 30, 2000 and 1999, and the six months ended June 30, 2000 and 1999, approximately $363,000 million, $21.3 million, $3.6 million and $31.2 million, respectively, of provisions for allocated transfer risk reserves ("ATRR") on certain Ecuadorian exposure in its consolidated financial statements. Additionally, the Company determined that it should reclassify as of June 30, 2000 approximately $17 million and $22 million, respectively, in foreign interbank placements from interest bearing deposits with other banks, which are subject to ATRR requirements, to loans. Accordingly, the Company has restated the accompanying interim period consolidated financial statements from amounts previously reported to record the ATRR and the reclassification of certain interbank placements to loans. The ATRR are required for exposures with respect to any country rated "value impaired" by the Interagency Country Exposure Review Committee ("ICERC"). The ICERC recommends an appropriate percentage level for ATRR, 90% in the case of Ecuador, for exposures rated "value impaired". ATRR is a specific reserve which is triggered when an obligation is more than 30 days past due and/or has been restructured to avoid delinquency. For purposes of ATRR, a credit is considered to be current if it would not be reported as "past due" or "non-accrual", as those terms are defined in the instructions for schedule RC-N of the Call Report.

The restated consolidated financial statements for the quarters ended June 30, 2000 and 1999 include amounts for the allowances for credit losses and ATRR consistent with the amounts the Company recorded in its regulatory Call Reports. The ATRR had been previously disclosed in Note 4 to the Company's consolidated financial statements presented in the Company's June 30, 2000 quarterly report on Form 10-QA as a reconciling item between stockholders' equity pursuant to accounting principles generally accepted in the United States of America ("GAAP") and Tier 1 Capital determined under regulatory accounting principles. The recording of ATRR for GAAP has no impact on regulatory capital and capital ratios of the Company, since the ATRR has been deducted for such purposes since initially being recorded in the Call Reports.

Through December 31, 1999 the Company recognized loan fees as received and direct costs as incurred. Because loan fees are now more related to long-term commitments rather than short-term trade financing. the Company has determined that loan fees previously included in non-interest income, amounting to $2.9 million and $900,000 for the six and three months ended June 30, 2000, respectively, and direct costs previously included in operating expenses amounting to $449,000 and $128,000 for the six and three months ended June 30, 2000, respectively, were improperly recognized. The fees and costs should have been deferred and recognized over the life of the related loan as interest income. Consequently, the accompanying consolidated financial statements have been restated to defer such fees and direct costs, and to recognize in interest income the applicable amounts ($593,000 and $391,000, respectively) for the six and three months ended June 30, 2000. See Note 4 to the Company's interim consolidated financial statements for a summary of the significant effects of the restatement.

The Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2000 presented herein have been adjusted to reflect the restatement described above.

FINANCIAL CONDITION - JUNE 30, 2000 VS. DECEMBER 31, 1999

Total consolidated assets remained relatively the same at $1.70 billion at June 30, 2000 although there were changes within the asset categories. Cash and cash equivalents decreased by $22.5 million or 26.4 percent. Securities available for sale increased by 34.1 percent to $367.8 million of which approximately $163.2 million represents additional liquidity.

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

INTEREST-EARNING DEPOSITS WITH OTHER BANKS AND INVESTMENT SECURITIES

Interest-earning deposits with other banks decreased to $111.5 million at June 30, 2000 from $165.7 million at December 31, 1999. These deposits are placed with correspondent banks in the Region, generally on a short-term basis (less than 365 days), to increase yields and enhance relationships with the correspondent banks. The level of such deposits has diminished as the exposure in the Region has decreased during the six months ended June 30, 2000. The short-term nature of these deposits allows the Company the flexibility to later redeploy assets into higher yielding loans.

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

LOANS

The Company's gross loan portfolio decreased by $20.5 million, during the first six months of 2000 in relation to the year ended December 31, 1999. This decrease was primarily in loans to banks and other financial institutions - foreign which decreased by $27.8 million. Details on the loans by type are shown in the table below. At June 30, 2000 approximately 42.9 percent of the Company's portfolio consisted of loans to domestic borrowers and 57.1 percent of the Company's portfolio consisted of loans to foreign borrowers. The Company's loan portfolio is relatively short-term, as approximately 76.2 and 83.3 percent of loans at June 30, 2000 were short-term loans with average maturities of less than 180 and less than 365 days, respectively.

The following table sets forth the loans by type in the Company's loan portfolio at the dates indicated.

LOANS BY TYPE
(in thousands)

                                             June 30, 2000    December 31, 1999
                                             --------------   -----------------
Domestic:
Commercial (1).............................  $      402,845    $      394,841
Acceptances discounted.....................          74,723            59,040
Residential mortgages......................           2,057             2,140
                                             --------------    --------------
Subtotal Domestic..........................         479,625           456,021
                                             --------------    --------------
Foreign:
Banks and other financial institutions.....         218,359           246,155
Commercial and industrial (1)..............         337,630           338,411
Acceptances discounted.....................          39,763            59,256
Government and official institutions.......          42,319            38,358
                                             --------------    --------------
Subtotal Foreign...........................         638,071           682,180
                                             --------------    --------------
Total Loans................................  $    1,117,696    $    1,138,201
                                             ==============    ==============

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

At June 30, 2000 approximately 28.1 percent in principal amount of the Company's loans were outstanding to borrowers in four countries other than the United
States: Panama (12.0 percent), Guatemala (6.1 percent), Ecuador (5.2 percent) and El Salvador (4.8 percent).

Panama loan exposure continues to be over 10 percent of loans and has increased to 12.0 percent of total loans at June 30, 2000. The bulk of the credit relationships in Panama are related to financing short-term trade transactions with companies operating out of the Colon Free Zone. The latter represents the second largest free trading zone in the world after Hong Kong. The companies operate largely as importers and exporters of consumer goods such as electronic goods and clothing.

LOANS BY COUNTRY
(Dollars in thousands)



                                       June 30, 2000                  December 31, 1999
                               -------------------------------    -----------------------------
                                                   Percent of                       Percent of
Country                          Amount            Total Loans      Amount          Total Loans
                               ----------          -----------    ----------        -----------
United States                  $  479,625              42.9%      $  456,021            40.1%

Argentina                          22,910               2.0%          35,494             3.1%

Brazil                             42,178               3.8%          49,214             4.3%

British West Indies (1)                --                             22,082             1.9%

Colombia                           24,722               2.2%          28,437             2.5%

Dominican Republic                 38,740               3.5%          41,604             3.7%

Ecuador                            58,412               5.2%          65,622             5.8%

El Salvador                        53,383               4.8%          45,847             4.0%

Guatemala                          67,897               6.1%          66,531             5.8%

Honduras                           39,079               3.5%          42,352             3.7%

Jamaica                            39,428               3.5%          28,628             2.5%

Panama                            134,364              12.0%         127,419            11.2%

Peru                               22,116               2.0%          29,648             2.6%

Venezuela                          16,804               1.5%          17,842             1.6%

Other (2)                          78,038               7.0%          81,460             7.2%
                               ----------             -----       ----------           -----

Total                          $1,117,696             100.0%      $1,138,201           100.0%
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

TOTAL CROSS-BORDER OUTSTANDINGS BY COUNTRY (Dollars in millions) (3)


                                  June 30, 2000                December 31, 1999
                            --------------------------     -------------------------
                                            % of Total                    % of Total
                            Amount            Assets       Amount           Assets
                            ------          ----------     ------         ----------
Argentina ........          $   57             3.3%        $  113             6.6%
Bahamas ..........              17             1.0%            21             1.2%
Bolivia (1) ......              --              --             18             1.0%
Brazil ...........             124             7.2%           173            10.1%
Colombia .........              45             2.6%            48             2.8%
Dominican Republic              44             2.5%            55             3.2%
Ecuador ..........              72             4.2%            78             4.5%
El Salvador ......              52             3.0%            44             2.6%
Guatemala ........              78             4.5%            68             4.0%
Honduras .........              38             2.2%            43             2.5%
Jamaica ..........              44             2.5%            35             2.0%
Mexico ...........              13             0.8%            20             1.2%
Panama ...........             122             7.1%           116             6.7%
Peru .............              30             1.7%            42             2.4%
Suriname .........              36             2.1%            32             1.9%
United Kingdom ...              15             0.9%            15             0.9%
Venezuela ........              19             1.1%            17             1.0%
Other (2) ........              77             4.5%            75             4.4%
                            ------            ----         ------            ----
Total ............          $  883            51.2%        $1,013            59.0%
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


                                                        Six Months Ended June 30,
                                                   ----------------------------------                      Year Ended
                                                     2000                     1999                     December 31, 1999
                                                   ----------              ----------               ----------------------
                                                                 Average                 Average                 Average
                                                     Total       Monthly     Total       Monthly      Total      Monthly
                                                     Volume       Volume     Volume      Volume       Volume      Volume
                                                   ----------   ---------  ----------   ---------   ----------   ---------
Export Letters of Credit (1).....................  $  116,522   $  19,420  $  104,352   $  17,392   $  227,904   $  18,992
Import Letters of Credit (1).....................     163,862      27,310     126,031      21,005      296,943      24,745
                                                   ----------   ---------  ----------   ---------   ----------   ---------
Total............................................  $  280,384   $  46,730  $  230,383   $  38,397   $  524,847   $  43,737
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

CONTINGENT LIABILITIES (1)
(in thousands)


                                                                                           June 30, 2000     Dec 31, 1999
                                                                                           -------------     ------------
Aruba (2)..............................................................................     $         --     $     3,720
Costa Rica(2)..........................................................................               --           9,893
Dominican Republic.....................................................................            5,879           4,707
El Salvador............................................................................            2,172           2,734
Guatemala..............................................................................            6,235           9,475
Guyana.................................................................................            3,155           4,165
Haiti(2)...............................................................................               --           5,705
Honduras...............................................................................            4,097           4,174
Jamaica(2).............................................................................            9,703              --
Panama.................................................................................            7,173          14,242
Paraguay(2)............................................................................            4,317              --
Peru...................................................................................            3,431           3,573
Suriname...............................................................................            2,282           5,677
United States..........................................................................           95,895          74,643
Venezuela(2)...........................................................................               --           2,593
Other(3)...............................................................................            4,841           6,143
                                                                                            ------------     -----------
Total..................................................................................     $    149,180     $   151,444
                                                                                            ============     ===========

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

         The allocated formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk grade of such loans. Changes in risk grades of both performing and nonperforming loans affect the amount of the allocated formula allowance. Loss factors are based on our historical loss experience or on loss percentages used by our regulators for similarly graded loans and may be adjusted upward for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are described as follows:

o Problem-graded loan loss factors are derived from loss percentages required by our banking regulators for similarly graded loans. Loss factors of 2 to 5%, 15% and 50% are applied to the outstanding balance of loans internally classified as special mention, substandard and doubtful, respectively.

o Pass-graded loan loss factors are based on net charge-offs (i.e., charge-off less recoveries) to average loans. The Company's current methodologies incorporate prior year net charge-offs, three year average net charge-offs and five year average net charge-offs and are used to compute a range of probable losses.

         The unallocated allowance is established based upon management's evaluation of various conditions, the effects of which are not directly measured in the determination of the specific and allocated allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include, but are not limited to, the following factors, which existed at the balance sheet date:

o        General economic and business conditions affecting the Region;
o        Loan volumes and concentrations;
o        Credit quality trends;
o        Collateral values;
o        Bank regulatory examination results; and
o        Findings of our internal credit examiners

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

         Our methodologies include several features that are intended to reduce the difference between estimated and actual losses. The loss factors that are used to establish the allowance for pass-graded loans is designed to be self-correcting by taking into account changes in loan classification and permitting adjustments based on management's judgment of significant qualitative factors as of the evaluation date. Similarly, by basing the pass-graded loan loss factors on loss experience over the prior year and the last three or five years, the methodology is designed to take our recent loss experience into account. The Bank generally operates a commercial banking business, which does not include significant amounts of pooled loans or loans that are homogeneous in nature such as residential mortgages or consumer installment loans (these represent 0.2% of gross loans at both June 30, 2000 and December 31, 1999).

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

         Currently, Ecuador is rated value impaired by ICERC, with a 90% ATTR requirement for applicable exposures. At June 30, 2000 and December 31, 1999, the Company had aggregate exposure to borrowers located in Ecuador of approximately $72 million and $78 million, respectively, including loans of $58 million at June 30, 2000 and $66 million at December 31, 1999. During 1999, as a result of economic deterioration in Ecuador, the Company restructured exposures with certain borrowers to improve collectibility prospects. Primarily as a result of these restructurings, approximately $36.4 million of the Company's Ecuadorian exposure at December 31, 1999 was subject to the 90% ATRR requirement. Accordingly, an ATRR of $32.7 million was established during 1999. During the first six months of 2000, as a result of temporary delinquencies, new loans became subject to ATRR, resulting in an additional provision of $3.6 million, including $363,000 in the second quarter. At June 30, 2000, approximately 96% of the Company's Ecuadorian exposures were in compliance with their contractual terms.

         The following table sets forth the composition of the allowance for credit losses and ATRR as of June 30, 2000 and December 31, 1999:


                                                        June 30, 2000            December 31, 1999
                                                        -------------             -----------------
           Allocated:
                Specific (Impaired loans)                 $ 12,263                    $    6,173
                Formula                                      6,784                        12,033
           Unallocated                                       1,180                         3,205
                                                        ----------                    ----------
           Total allowance for credit losses                20,227                        21,411
           Allocated transfer risk reserve                  36,331                        32,720
                                                        ----------                    ----------
           Total allowance and reserves                   $ 56,558                    $   54,131
                                                        ==========                    ==========





The total allowance for credit losses was substantially unchanged as of June 30, 2000 compared to December 31, 1999. As a result of an increase in specific problem loans in connection with the increase in nonaccrual loans, the specific portion of the allowance for credit losses was increased as of June 30, 2000 compared to December 31, 1999.

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

CREDIT LOSS AND TRANSFER RISK EXPERIENCE
(in thousands)


                                                                                   Six Months Ended        Year Ended
                                                                                    June 30, 2000       December 31, 1999
                                                                                   ----------------     -----------------
Balance of allowance for credit losses at beginning of period..................    $        21,411       $       12,794
Charge-offs:
Domestic:
   Commercial..................................................................                (87)              (3,299)
   Acceptances.................................................................               (297)                  --
   Installment.................................................................                 --                   (5)
                                                                                   ---------------       --------------
Total Domestic.................................................................               (384)              (3,304)
                                                                                   ---------------       --------------
Foreign:
   Banks and other financial institutions......................................               (200)              (2,330)
   Commercial and industrial...................................................             (1,393)              (6,216)
                                                                                   ---------------       --------------
Total Foreign..................................................................             (1,593)              (8,546)
                                                                                   ---------------       --------------
Total charge-offs..............................................................             (1,977)             (11,850)
                                                                                   ---------------       --------------
Recoveries:
Domestic:
   Commercial..................................................................                  2                    4
Foreign:
   Banks and other financial institutions......................................                 41                  163
                                                                                   ---------------       --------------
Total recoveries...............................................................                 43                  167
                                                                                   ---------------       --------------
Net (charge-offs) recoveries...................................................             (1,934)             (11,683)
Provision for credit losses....................................................                750               20,300
                                                                                   ---------------       --------------
Balance of allowance for credit losses at end of the period....................    $        20,227       $       21,411
                                                                                   ===============       ==============

ATRR at beginning of period....................................................    $        32,720                    -
Provision for transfer risk....................................................              3,611               32,720
                                                                                   ---------------       --------------
ATRR at end of period..........................................................    $        36,331               32,720
                                                                                   ===============       ==============

Allowance for credit losses and ATRR at end of period..........................    $        56,558       $       54,131
                                                                                   ===============       ==============

Average loans..................................................................    $     1,182,161       $    1,181,865
Total loans....................................................................    $     1,117,696       $    1,138,201
Net charge-offs to average loans...............................................               0.16%               1.00%
Allowance for credit losses to total loans.....................................               1.81%               1.88%
Allowance for credit losses and ATRR to total loans............................               5.06%               4.76%


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

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES AND ALLOCATED TRANSFER RISK RESERVE (IN THOUSANDS)


                                                                                        As of                 As of
                                                                                    June 30, 2000       December 31, 1999
                                                                                   ---------------      -----------------
Allocation of the allowance by category of loans:
Domestic:
   Commercial..................................................................    $         9,047       $        3,199
   Acceptances.................................................................                299                  269
   Residential.................................................................                 10                   10
                                                                                   ---------------       --------------
      Total domestic...........................................................              9,356                3,478
                                                                                   ---------------       --------------
Foreign Non-ATRR:
   Government and official institutions........................................                169                1,496
   Banks and other financial institutions......................................              1,105                5,152
   Commercial and industrial...................................................              9,438               11,015
   Acceptances discounted......................................................                159                  270
                                                                                   ---------------       --------------
      Total foreign non-ATRR...................................................             10,871               17,933
                                                                                   ---------------       --------------
Foreign ATRR:
   Government and official institutions........................................              7,852                6,035
   Banks and other financial institutions......................................             20,277               19,800
   Commercial and industrial...................................................              8,202                6,885
                                                                                   ---------------       --------------
      Total foreign ATRR.......................................................             36,331               32,720
                                                                                   ---------------       --------------
      Total foreign............................................................             47,202               50,653
                                                                                   ---------------       --------------
Total    ......................................................................    $        56,558       $       54,131
                                                                                   ===============       ==============
Percent of loans in each category to total loans:
Domestic:
   Commercial..................................................................               36.0%               35.4%
   Acceptances.................................................................                6.7%                5.3%
   Residential.................................................................                0.2%                0.2%
                                                                                   ----------------      --------------
      Total domestic...........................................................               42.9%               40.9%
                                                                                   ----------------      --------------
Foreign Non-ATRR:
   Banks and other financial institutions......................................               17.5%               18.1%
   Commercial and industrial...................................................               29.5%               29.6%
   Acceptances discounted......................................................                3.6%                5.3%
   Government and official Institutions........................................                3.1%                2.8%
                                                                                   ----------------      --------------
      Total foreign non-ATRR...................................................               53.7%               55.8%
                                                                                   ----------------      --------------
Foreign ATRR:
   Government and official institutions........................................                0.8%                0.6%

   Banks and other financial institutions......................................                2.0%                2.0%

   Commercial and industrial...................................................                0.6%                0.7%
                                                                                   ----------------      --------------
      Total foreign ATRR.......................................................                3.4%                3.3%
                                                                                   ----------------      --------------
      Total foreign............................................................               57.1%               59.1%
                                                                                   ----------------      --------------
Total    ......................................................................              100.0%              100.0%
                                                                                   ================      ============

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES AND ALLOCATED TRANSFER RISK RESERVES TO FOREIGN LOANS
(In thousands)


                                                                                    June 30, 2000      December 31, 1999
                                                                                    -------------      -----------------
Balance, beginning of year.....................................................     $      50,653       $        11,379
Provision for credit losses....................................................            (5,510)               14,937
Net charge-offs................................................................            (1,552)               (8,383)
Provision for transfer risk....................................................             3,611                32,720
                                                                                    -------------       ---------------
Balance, end of period.........................................................     $      47,202       $        50,653
                                                                                    =============       ===============

Composition at end of period:
Allowance for credit losses....................................................     $      10,871       $        17,933
ATRR...........................................................................            36,331                32,720
                                                                                    -------------       ---------------
Total foreign allowances.......................................................     $      47,202       $        50,653
                                                                                    =============       ===============

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

NONPERFORMING LOANS
(In thousands)


                                                                                    June 30, 2000      December 31, 1999
                                                                                    -------------      -----------------
Domestic:
    Non accrual................................................................     $      16,383       $         6,995
    Past due over 90 days and accruing.........................................             1,851                    --
                                                                                    -------------       ---------------
       Total domestic nonperforming loans
                                                                                           18,234                 6,995
                                                                                    -------------       ---------------
Foreign:
    Non accrual................................................................            16,608                 9,588
    Past due over 90 days and accruing.........................................                --                 1,992
                                                                                    -------------       ---------------
       Total foreign nonperforming loans.......................................            16,608                11,580
                                                                                    -------------       ---------------
Total nonperforming loans......................................................     $      34,842       $        18,575
                                                                                    =============       ===============
Total nonperforming loans to total loans.......................................              3.12%                 1.66%
Total nonperforming assets to total assets.....................................              2.29%                 1.08%


Nonperforming loans increased from $18.6 million at December 31, 1999 to $34.8 million at June 30, 2000. This was due to an increase in domestic nonperforming loans from $7.0 million at December 31, 1999 to $18.2 million at June 30, 2000. The increase was substantially related to one credit relationship for the approximate amount of $16 million involving a domestic customer in the import/export business. This amount was offset by a decrease of approximately $6.4 million due to a reclassification of a domestic loan to a foreign loan status due to the underlying security and primary source of repayment for the obligation. Total nonperforming loans was also affected by an increase in foreign nonperforming loans from $11.6 million to $16.6 million for the periods ended December 31, 1999 and June 30, 2000, respectively. This increase was due to the aforementioned reclassification of a domestic loan to a foreign loan. This amount represented approximately $6.4 million that was offset by foreign charge-offs of approximately $1.6 million.

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

The following table indicates the maturities and amounts of certificates of deposit and other time deposits issued in denominations of $100,000 or more as of June 30, 2000:

MATURITIES OF AND AMOUNTS OF CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS $100,000 OR MORE
(in thousands)


                                                  Certificates of Deposit          Other Time Deposits
                                                     $100,000 or More                $100,000 or More          Total
                                                  -----------------------          --------------------    -------------
Three months or less.......................          $        125,878                   $   21,482         $     147,360
Over 3 through 6 months....................                    91,255                          336                91,591
Over 6 through 12 months...................                   140,511                        4,151               144,662
Over 12 months.............................                    67,839                            -                67,839
                                                     ----------------                   ----------         -------------
Total    ..................................          $        425,483                   $   25,969         $     451,452
                                                     ================                   ==========         =============

STOCKHOLDERS' EQUITY

The Company's stockholders' equity at June 30, 2000 was $126.6 million compared to $113.3 million at December 31, 1999. During this period stockholders' equity increased by $13.3 million primarily due to the retention of net income and the recovery in market value of the securities available for sale.

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



                                                           INTEREST RATE SENSITIVITY REPORT

                                                                 (Dollars in thousands)
                                 ----------------------------------------------------------------------------------------
                                  0 to 30      31 to 90    91 to 180  181 to 365     1 to 5      Over 5
                                    Days         Days         Days        Days        Years       Years          Total
                                 ----------   ----------   ---------  ----------    ---------   ----------    -----------
Earning Assets:
   Loans......................   $  563,390   $  180,447   $  108,094  $  79,613    $ 167,544   $ 18,608      $ 1,117,696

   Federal funds sold..........      39,933                                                                        39,933
   Investment securities.......     139,458       72,282      27,593      25,176       11,966       86,125        362,600
   Interest earning deposits
      with other banks.........      30,064       22,377      16,333      38,765        4,000                     111,539
                                 ----------   ----------   ---------   ---------    ---------   ----------    -----------
Total   .......................     772,845      275,106     152,020     143,554      183,510      104,733      1,631,768
                                 ----------   ----------   ---------   ---------    ---------   ----------    -----------
Funding Sources:
   Savings and transaction
      deposits.................      30,023       75,764      36,750                                              142,537
   Certificates of deposits of
      $100K or more............      46,349       79,529      91,255     140,511       67,839                     425,483
   Certificates of deposits
      under $100K..............      42,706      137,314     216,536     220,732      123,611           38        740,937
   Other time deposits.........      18,480        3,002         336       4,151                                   25,969
   Funds overnight.............     101,085                                                                       101,085
   Trust preferred securities..                                                                     12,650         12,650
                                 ----------   ----------   ---------   ---------    ---------   ----------    -----------
Total   .......................  $  238,643   $  295,609   $ 344,877   $ 365,394    $ 191,450   $   12,688    $ 1,448,661
                                 ==========   ==========   =========   =========    =========   ==========    ===========
Interest sensitivity gap.......  $  534,202   $  (20,503)  $(192,857)  $(221,840)   $  (7,940)  $   92,045    $   183,107
                                 ==========   ==========   =========   =========    =========   ==========    ===========
Cumulative gap.................  $  534,202   $  513,699   $ 320,842   $  99,002    $  91,062   $  183,107
                                 ==========   ==========   =========   =========    =========   ==========
Cumulative gap as a percentage
   of total earning assets.....        32.74%     31.48%       19.66%        6.07%        5.58%      11.22%
                                       =====      =====        =====         ====         ====       =====

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

See Note 5 to the Company's interim consolidated financial statements for regulatory developments subsequent to June 30, 2000

COMPANY CAPITAL RATIOS
(Dollars in thousands)


                                                               June 30, 2000                    December 31, 1999
                                                        -------------------------           --------------------------
                                                           Amount           Ratio              Amount            Ratio
                                                        -----------         -----           ------------         -----
Tier 1 risk-weighted
Capital:
   Actual............................................   $   130,595          11.0%          $    119,157          10.3%
   Minimum...........................................        47,185           4.0%                46,286           4.0%
Total risk-weighted
Capital:
   Actual............................................       145,818          12.4%               134,111          11.6%
   Minimum...........................................        94,369           8.0%                92,571           8.0%
Leverage:
   Actual............................................       130,595           7.6%               119,157           7.1%
   Minimum...........................................        51,324           3.0%                50,106           3.0%



BANK CAPITAL RATIOS
(Dollars in thousands)


                                                               June 30, 2000                     December 31, 1999
                                                        --------------------------          ---------------------------
                                                           Amount            Ratio             Amount             Ratio
                                                        -----------          -----          ------------          -----
Tier 1 risk-weighted capital:
   Actual............................................   $   121,678          10.3%          $    114,011           9.9%
   Minimum to be well capitalized....................        70,644           6.0%                69,289           6.0%
   Minimum to be adequately capitalized..............        47,096           4.0%                46,192           4.0%
Total risk-weighted capital:
   Actual............................................       136,873          11.6%               128,936          11.2%
   Minimum to be well capitalized....................       117,739          10.0%               115,481          10.0%
   Minimum to be adequately capitalized..............        94,192           8.0%                92,385           8.0%
Leverage:
   Actual............................................       121,678           7.2%               114,011           6.7%
   Minimum to be well capitalized....................        85,146           5.0%                84,571           4.0%
   Minimum to be adequately capitalized..............        68,117           4.0%                67,657           4.0%


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

RESULTS OF OPERATIONS-SIX MONTHS

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds. It constitutes the Company's principal source of income. Net interest income increased to $32.9 million for the six months ended June 30, 2000 from $29.9 million for the same period in 1999, a 10.0 percent increase. The increase was due largely to an increase in the net interest margin as well as an increase in average earning assets. Average earning assets increased to $1.626 billion for the six months ended June 30, 2000 from $1.517 billion for the same period in 1999, an 7.2 percent increase. Average loans and acceptances discounted increased to $1.182 billion for the six months ended June 30, 2000 from $1.165 billion for the same period in 1999, a 1.5 percent increase, despite the reclassification of bearer debt securities underwritten as loans and considered in the loan portfolio during 1999. Management changed its original intent to hold these securities to maturity and approximately $166 million in foreign debt securities were reclassified to investments available for sale. The overall increase in loans was largely attributable to trade finance activities within the Region. Net interest margin increased to 4.07 percent for the six months ended June 30, 2000 from 3.98 percent for the same period in 1999, a 9 basis point increase. This increase is due primarily to the increases in the prime rate during the last six months which has in turn increased the base for pricing commercial loans, offset by higher rates on deposits.

Interest income increased to $75.1 million for the six months ended June 30, 2000 from $65.7 million for the same period in 1999, a 14.4 percent increase, reflecting the increase in commercial loan balances and the increase in prevailing interest rates. Interest expense increased to $42.3 million for the six months ended June 30, 2000 from $35.8 million for the same period in 1999, an 18.2 percent increase. Average interest-bearing deposits increased to $1.440 billion for the six months ended June 30, 2000 from $1.329 billion for the same period in 1999, an 8.4 percent increase. The growth in deposits was primarily a result of the Company seeking additional deposits to fund asset growth.

                           YIELDS EARNED AND RATE PAID


                                                                        For the Six Months Ended
                                           -----------------------------------------------------------------------------
                                                         June 30, 2000                            June 30, 1999
                                           --------------------------------------     ----------------------------------
                                              Average        Revenue/     Yield/      Average         Revenue/   Yield/
                                              Balance        Expense       Rate        Balance         Expense    Rate
                                           -------------   ----------   ---------    ------------   -----------  -------
TOTAL EARNING ASSETS
LOANS:
   Commercial loans......................  $   1,058,511   $   50,519       9.60%    $  1,038,509   $    47,237    9.17%
   Acceptances Discounted................        114,067        5,455       9.46%         113,276         5,031    8.83%
   Overdraft.............................          7,475          878      23.23%           9,271           985   21.13%
   Mortgage loans........................          2,108           85       7.98%           3,711           116    6.22%
                                           -------------   ----------   ---------    ------------   -----------  -------
TOTAL LOANS..............................      1,182,161       56,937       9.69%       1,164,767        53,369    9.24%
                                           -------------   ----------   ---------    ------------   -----------  -------
Time Deposit with Banks..................        153,161        7,278       9.40%         158,758         6,995    8.76%
Investments..............................        239,577        9,466       7.20%         159,007         4,499    5.63%
Federal funds sold.......................         51,137        1,518       5.87%          34,764           849    4.86%
                                           -------------   ----------   ---------    ------------   -----------  -------
   Total Investments and Time Deposit
     with Banks..........................        443,875       18,262       8.14%         352,529        12,343    6.96%
                                           -------------   ----------   ---------    ------------                -------
Total Interest Earning assets............      1,626,036       75,199       9.30%       1,517,296        65,712    8.73%
                                                           ----------   --------                    -----------  -------
Total non interest earning assets........         72,614                                   87,984
                                           -------------                             ------------
TOTAL ASSETS.............................  $   1,698,650                             $  1,604,280
                                           =============                             ============
Interest Bearing Liabilities
DEPOSITS:
   NOW and savings accounts..............  $      21,916          265       2.39%    $     22,756           271    2.37%
   Money Market..........................         44,817        1,310       5.78%          44,762         1,028    4.57%
   Presidential Money Market.............         68,578        1,921       5.54%          33,119           789    4.74%
   Certificate of Deposits (including IRA)     1,217,235       35,794       5.82%       1,121,146        30,444    5.40%
   Time Deposits with Banks (IBF)........         87,530        2,365       5.34%         107,695         2,482    4.58%
                                           -------------   ----------   --------     ------------   -----------  ------
TOTAL DEPOSITS...........................      1,440,076       41,655       5.72%       1,329,478        35,014    5.24%
Trust preferred securities...............         12,650          617       9.75%          12,522           615    9.77%
Federal Funds Purchased..................             27            1       6.48%           2,734           103    7.49%
Other Borrowings.........................             --           --         --%           1,614            41    5.05%
                                           -------------   ----------   --------     ------------   -----------  ------
Total interest bearing liabilities.......      1,452,753       42,273       5.76%       1,346,348        35,773    5.28%
                                           -------------   ----------   --------     ------------   -----------  ------
Non-interest bearing liabilities
   Demand Deposits.......................         78,032                                   73,940
   Other Liabilities.....................         56,076                                   71,832
                                           -------------                             ------------
Total non interest bearing liabilities...        134,108                                  145,772
Stockholders' equity.....................        111,789                                  112,160
                                           -------------                             ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY................................  $   1,698,650                             $  1,604,280
                                           =============                             ============
NET INTEREST INCOME/NET INTEREST
   SPREAD................................                  $   32,926       3.39%                   $    29,939    3.33%
                                                           ==========   ========                    ===========  ======
MARGIN:
INTEREST INCOME/INTEREST EARNING ASSETS..                                   9.30%                                  8.73%
INTEREST EXPENSE/INTEREST EARNING ASSETS.                                   5.23%                                  4.75%
                                                                       ---------                                 ------
     NET INTEREST MARGIN.................                                   4.07%                                  3.98%
                                                                        ========                                 ======

PROVISIONS FOR CREDIT LOSSES AND  TRANSFER RISK

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

The Company's provision for ATRR decreased from $31.2 million for the first six months of 1999 to $3.6 million for the first six months of 2000. The decrease was the result of a lower amount of Ecuadorian exposure becoming initially subject to ATRR requirements in the 2000 period compared to 1999. See "Allocated Transfer Risk Reserves" on page 17 for more discussion of ATRR.

NON-INTEREST INCOME

Non-interest income increased to $8.0 million for the six months ended June 30, 2000 compared to $7.2 million for the same period in 1999. The Company realized gains on sale of assets of $2.0 million related to the sale of foreign debt securities previously written down. This increase was offset by decreases in structuring and syndication fees and trade finance fees and commissions.

The following table sets forth details regarding the components of non-interest income for the periods indicated.

NON-INTEREST INCOME
(Dollars in thousands)

                                                                                 For the Six Months Ended June 30,
                                                                         ----------------------------------------------
                                                                                           1999 to 2000
                                                                             2000         Percent Change        1999
                                                                         -----------     ---------------   ------------
Trade finance fees and commissions....................................   $     4,284           -16.9%      $      5,155
Structuring and syndication fees......................................             2           -99.8%               840
Customer service fees.................................................           849            10.1%               771
Gain on sale of assets................................................         2,691          1157.5%               214
Other.................................................................           181             3.4%               175
                                                                         -----------     -----------       ------------
Total non-interest income.............................................   $     8,007            11.9%      $      7,155
                                                                         ===========     ===========       ============


OPERATING EXPENSES

Operating expenses increased to $17.1 million for the six months ended June 30, 2000 from $14.6 million for the same period in 1999, a 17.1 percent increase. The majority of this increase was in other losses and charge-offs which increased to $2.6 million from $1.1 million largely as a result of a write off of a receivable. This miscellaneous receivable represented $1.7 million due for structuring and syndication services provided by the Bank, of which the customer had made a partial payment. A dispute arose between the Bank and the customer regarding the balance owed, which was settled and resulted in a write-off of $1 million and payment in full of the balance. The Company's efficiency ratio was
41.9 percent for the six month period ended June 30, 2000 compared to 38.5 percent for the same period in 1999.

The following table sets forth details regarding the components of operating expenses for the periods indicated.

OPERATING EXPENSES
(Dollars in thousands)


                                                                                 For the Six Months Ended June 30,
                                                                         ----------------------------------------------
                                                                                           1999 to 2000
                                                                             2000         Percent Change        1999
                                                                         -----------     ---------------   ------------
Employee compensation and benefits....................................   $     6,619             1.7%      $      6,511
Occupancy and equipment...............................................         2,452            22.8%             1,997
Legal Expenses........................................................         1,071           -12.3%             1,221
Other losses & charge-offs............................................         2,581           136.1%             1,093
Other operating expenses..............................................         4,412            17.2%             3,763
                                                                         -----------     -----------       ------------
Total operating expenses..............................................   $    17,135            17.5%      $     14,585
                                                                         ===========     ===========       ============

QUARTER OVERVIEW

Net income for the second quarter of 2000 was $7.1 million, compared to a loss of ($7.0) million in the second quarter of 1999. The 1999 quarter included a provision for ATRR of $21.3 million which was a primary factor in the loss in 1999. Net interest income increased slightly by 2 percent and non-interest income increased by 14 percent to $3.9 million for the three months ended June 30, 2000, compared to $3.5 million for the same period in 1999. In addition, operating expenses increased to $8.4 million for the quarter ended June 30, 2000 from $7.4 million for the same period in 1999. Below is a detailed discussion of the specific changes in the results of operations.

RESULTS OF OPERATIONS - SECOND QUARTER

Net interest income increased to $16.2 million for the quarter ended June 30, 2000 from $15.9 million for the same period in 1999, a 1.7 percent increase. Higher average assets and yields on assets were substantially offset by higher funding costs. Average earning assets increased 12.1 percent to $1.642 billion, from $1.483 billion for the same period in 1999. Average loans decreased to $1.121 billion after excluding $136 million in loans reclassified to investments available for sale discussed earlier. In addition, average investments increased by approximately $202 million to $324.2 million after considering the reclassification of investments recorded at December 31, 1999. Net interest margin decreased by 35 basis points to 3.96 percent for the quarter ended June 30, 2000, from 4.31 percent for the same period in 1999.

Interest income increased to $38.0 million for the quarter ended June 30, 2000 from $33.1 for the same period in 1999 a 14.7 percent increase reflecting the increase in average investments. In addition, the yield earned on loans increased by 44 basis points to 9.80 percent at June 30, 2000 from 9.36 percent at the same period in 1999. Interest expense increased to $21.8 million, an increase of 26.7 percent when compared to the same period in 1999. Average interest bearing liabilities increased by 12.0 percent to $1.465 billion when compared to the same period in 1999. The increase in average interest bearing deposits was primarily in certificate of deposits which increased by 12.5 percent to $1.218 billion at June 30, 2000 when compared to the same period in 1999. In addition, the rate paid on interest bearing liabilities increased by 63 basis points to 5.89 percent for the three months ended June 30, 2000 when compared to the same period in 1999.

                           YIELDS EARNED AND RATE PAID


                                                                        For the Quarter Ended
                                           ----------------------------------------------------------------------------
                                                         June 30, 2000                            June 30, 1999
                                           -----------------------------------      -----------------------------------
                                              Average       Revenue/   Yield/          Average       Revenue/    Yield/
                                              Balance       Expense     Rate           Balance       Expense      Rate
                                           ------------    ---------   -------      ------------    ----------   ------
TOTAL EARNING ASSETS LOANS:
   Commercial loans......................  $    996,724    $  24,065      9.71%     $  1,048,923    $   24,526     9.38%
   Acceptances Discounted................       113,569        2,733      9.52%          109,550         2,389     8.72%
   Overdraft.............................         9,191          491     21.13%            6,505           289    17.77%
   Mortgage loans........................         2,089           42      7.95%            2,322            45     7.75%
                                           ------------    ---------   -------      ------------    ----------   ------
TOTAL LOANS..............................     1,121,573       27,331      9.80%        1,167,300        27,249     9.36%
                                           ------------    ---------   -------      ------------    ----------   ------
Time Deposit with Banks..................       144,214        3,437      9.43%          162,295         3,754     9.25%
Investments..............................       324,218        6,414      7.83%          122,672         1,744     5.69%
Federal funds sold.......................        52,386          815      6.15%           31,084           383     4.93%
                                           ------------    ---------   -------      ------------    ----------   ------
     Total Investments and Time Deposit
        with Banks.......................       520,818       10,666      8.10%          316,051         5,881     7.44%
Total Interest Earning assets............     1,642,391       37,997      9.30%        1,483,351        33,130     8.96%
                                                           ---------   -------                      ----------   ------
Total non interest earning assets........        69,992                                   67,054
                                           ------------                             ------------
TOTAL ASSETS.............................  $  1,712,383                             $  1,550,405
                                           ============                             ============
INTEREST BEARING LIABILITIES
DEPOSITS:

   NOW and savings accounts..............  $     21,663          133      2.43%     $     23,847           162     2.72%
   Money Market..........................        45,578          680      5.90%           43,686           499     4.57%
   Presidential Money Market.............        71,577        1,015      5.61%           40,482           484     4.78%
   Certificate of Deposits (including IRA)    1,218,136       18,301       5.94%       1,082,645        14,556     5.38%
   Time Deposits with Banks (IBF)
     and Other...........................        95,344        1,361      5.65%          102,145         1,145     4.48%
                                           ------------    ---------   -------      ------------    ----------   ------
TOTAL DEPOSITS...........................     1,452,298       21,490      5.85%        1,292,805        16,846     5.21%
Trust preferred securities...............        12,650          308      9.74%           12,650           313     9.90%
Federal Funds Purchased..................            --           --        --%               --            --     0.00%
Other Borrowings.........................            --           --        --%            3,101            39     5.03%
                                           ------------    ---------   -------      ------------    ----------   ------
Total interest bearing liabilities.......     1,464,948       21,798      5.89%        1,308,556        17,198     5.26%
                                           ------------    ---------   -------      ------------    ----------   ------
Non interest bearing liabilities
   Demand Deposits.......................        74,893                                   72,389
   Other Liabilities.....................        59,691                                   57,126
                                           ------------                             ------------
Total non interest bearing liabilities...       134,584                                  129,515
Stockholders' equity.....................       112,851                                  112,334
                                           ------------                             ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY................................  $  1,712,383                             $  1,550,405
                                           ============                             ============
NET INTEREST INCOME/NET INTEREST
   SPREAD................................                  $  16,199      3.27%                     $   15,932     3.68%
                                                           =========   =======                      ==========   ======
MARGIN
INTEREST INCOME/INTEREST EARNING ASSETS..                                 9.30%                                    8.96%
INTEREST EXPENSE/INTEREST EARNING ASSETS.                                 5.34%                                    4.65%
                                                                       --------                                  -------
     NET INTEREST MARGIN.................                                 3.96%                                    4.31%
                                                                       =======                                   ======


NON-INTEREST INCOME

Non-interest income increased by 14 percent to $3.9 million for the three months ended June 30, 2000 compared to $3.4 million for the same period in 1999. The Company realized a gain on the sale of foreign debt securities of $1.2 million during the three month period which offset decreases in trade finance fees and structuring and syndication fees.

The following table sets forth details regarding the components of non-interest income for the periods indicated.

NON-INTEREST INCOME
(Dollars in thousands)


                                                                               For the Three Months Ended June 30,
                                                                         ----------------------------------------------
                                                                                         2000 to 1999
                                                                             2000       Percent Change        1999
                                                                         -----------    --------------     ------------
Trade finance fees and commissions....................................   $     2,067           -14.8%      $      2,425
Structuring and syndication fees......................................             2           -99.7%               594
Customer service fees.................................................           449            26.1%               356
Gain on sale of assets................................................         1,343          4874.1%                27
Other.................................................................            84            50.0%                56
                                                                         -----------     -----------       ------------
Total non-interest income.............................................   $     3,945            14.1%      $      3,458
                                                                         ===========     ===========       ============

OPERATING EXPENSES

Operating expenses increased to $8.4 million for the quarter ended June 30, 2000 from $7.4 million for the same period in 1999 an increase of 13.7 percent. The increase was primarily in employee compensation and benefits attributable to an increase in the domestic commercial lending department that was added in the second quarter to expand the Company's domestic loan activities.

In May 2000, a judge granted monetary bankruptcy preference damages against the Company of approximately $2.4 million. This judgment arose from an action filed against the Company in January 1998 objecting to the Company's proof of claim in a Chapter 11 bankruptcy proceeding involving a former borrower, and seeking damages against the Company in excess of $34 million for alleged involvement with former officers and directors of the former borrower. The Company believes the claims are without merit and is vigorously defending the action. Both the Company and the bankruptcy trustee have appealed the judge's decision. The Company estimates the loss associated with this matter could range from $0, should it prevail in its appeal, to the full amount of the judgment of $2.4 million. Based on counsel's assessment of this matter, the best estimate of loss as of June 30, 2000 was $600,000, which has been included in operating expenses in the consolidated financial statements as of and for the three months ended June 30, 2000. See Note 5 to the consolidated financial statements for an update on the status of this matter.

OPERATING EXPENSES
(Dollars in thousands)


                                                                               For the Three Months Ended June 30,
                                                                         ----------------------------------------------
                                                                                        2000 to 1999
                                                                             2000       Percent Change        1999
                                                                         -----------    --------------     ------------
Employee compensation and benefits....................................   $     3,656            15.4%      $      3,167
Occupancy and equipment...............................................         1,154            11.3%             1,037
Other operating expenses..............................................         3,639            12.8%             3,227
                                                                         -----------     -----------       ------------
Total operating expenses..............................................   $     8,449            13.7%      $      7,431
                                                                         ===========     ===========       ============



                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On January 13, 1998 Development Specialists, Inc., the Liquidating Trustee of the Model Imperial Liquidating Trust established under the Plan of Reorganization in the Model Imperial, Inc. Chapter 11 Bankruptcy proceeding, filed an action against Hamilton Bank in the United States Bankruptcy Court for the Southern District of Florida objecting to Hamilton Bank's proof of claim in the Chapter 11 proceeding and affirmatively seeking damages against Hamilton Bank in excess of $34 million for alleged involvement with former officers and directors of Model Imperial, Inc. in a scheme to defraud Model Imperial, Inc. and its bank lenders. The action is one of several similar actions that were filed by the Trustee against other defendants that were involved with Model Imperial seeking essentially the same amount of damages as in the action against Hamilton Bank. The Company believes the claims are without merit and is vigorously defending the action. A trial of various bankruptcy preference claims in excess of $12,000,000 was held in November 1999. The Judge rendered a decision on May 16, 2000 holding Hamilton Bank's proof of claim was subordinate to DSI's and granting monetary bankruptcy preference damages against Hamilton Bank in the amount of $2,448,148. The Company estimates the loss associated with this matter could range from $0, should it prevail on appeal, to the full amount of the judgment. Based on counsel's assessment of this matter, the best estimate of loss as of June 30, 2000 was $600,000, which has been accrued in the consolidated financial statements.

Both Hamilton Bank and DSI appealed the judge's decision. In December 2000 an agreement was reached in which Hamilton Bank made a net payment of approximately $3.9 million to the Liquidating Trust to settle the case. In his March 28, 2001 Order approving the settlement, the Judge specifically found that the Court had not been presented with any evidence that Hamilton Bank had actual knowledge of any transactions lacking in economic substance. The Judge also found that Hamilton Bank was unaware of Model Imperial's deteriorating financial condition and that Hamilton Bank was instead a victim of Model Imperial's inappropriate transactions. The full amount of the settlement was included in operating results during the year ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 30, 2001                     Hamilton Bancorp Inc.


                                       /s/ J. Carlos Bernace
                                       -----------------------------------------
                                       J. Carlos Bernace,
                                       Executive Vice President



                                       /s/ Lucious T. Harris
                                       -----------------------------------------
                                       Lucious T. Harris
                                       Executive Vice President and Chief
                                       Financial Officer

Exhibit 1 of the Registrant's Form 10-Q/A for the quarterly period ended June 30, 2000 is hereby amended to read as follows:

EXHIBIT 1

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                    CALCULATION OF EARNINGS (LOSS) PER SHARE
                  (Dollars in thousands, except per share data)


                                                                                                   As Restated,
                                                                                                   see Note 4
                                                        Three Months Ended June 30,         Six Months Ended June 30,
                                                      -------------------------------    --------------------------------
                                                            2000            1999              2000             1999
                                                      ---------------  --------------    --------------  ----------------
Basic
Weighted average number of common shares
    outstanding..................................          10,081,147      10,065,908        10,081,147        10,061,037
Net income (loss)................................     $         7,120  $      (6,968)    $       12,536  $        (7,122)
Basic earnings (loss) per share..................     $          0.71  $       (0.69)    $         1.24  $         (0.71)
Diluted:
Weighted average number of common shares
     outstanding.................................          10,081,147      10,065,908        10,081,147        10,061,037
Potential common shares outstanding - options....             149,168         208,619           144,691           215,316
                                                      ---------------  --------------    --------------  ----------------
Total common and potential common shares
    outstanding..................................          10,230,315      10,274,527        10,225,838        10,276,353
Net income (loss) ...............................     $         7,120  $      (6,968)    $       12,536  $        (7,122)
Diluted earnings (loss) per share................     $          0.70  $       (0.69)    $         1.23  $         (0.71)
