Form 10-Q/A
period 2000-09-30
HAMILTON BANCORP INC
filed 2001-06-08
CIK 894172

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

         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes [ ] No [ ]

Item 1 and Item 2 of Part I of the Registrant's Form 10-Q for the quarterly period ended September 30, 2000 are hereby amended to read as follows:

ITEM 1

                          PART I. FINANCIAL INFORMATION

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                           (In thousands) (Unaudited)


                                                                                     As Restated,     As Restated,
                                                                                     see  Note 4      see Note 4
                                                                                     September 30,    December 31,
                                                                                         2000            1999
                                                                                     ------------     ------------
                                                ASSETS

CASH AND DEMAND DEPOSITS WITH OTHER BANKS ......................................      $   23,613      $   21,710
FEDERAL FUNDS SOLD .............................................................          41,718          63,400
                                                                                      ----------      ----------
      Total cash and cash equivalents ..........................................          65,331          85,110
INTEREST EARNING DEPOSITS WITH OTHER BANKS .....................................         101,972         165,685
SECURITIES AVAILABLE FOR SALE ..................................................         314,136         274,277
LOANS-NET ......................................................................       1,107,953       1,081,256
DUE FROM CUSTOMERS ON BANKERS ACCEPTANCES ......................................          33,987          27,767
DUE FROM CUSTOMERS ON DEFERRED PAYMENT LETTERS OF
   CREDIT ......................................................................             842           5,835
PROPERTY AND EQUIPMENT-NET .....................................................           4,660           5,209
ACCRUED INTEREST RECEIVABLE ....................................................          16,446          19,111
GOODWILL-NET ...................................................................           1,527           1,658
OTHER ASSETS ...................................................................          46,757          34,779
                                                                                      ----------      ----------
TOTAL ..........................................................................      $1,693,611      $1,700,687
                                                                                      ==========      ==========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS .......................................................................      $1,528,841      $1,535,606
TRUST PREFERRED SECURITIES .....................................................          12,650          12,650
BANKERS ACCEPTANCES OUTSTANDING ................................................          33,987          27,767
DEFERRED PAYMENT LETTERS OF CREDIT OUTSTANDING .................................             842           5,835
OTHER LIABILITIES ..............................................................          11,146           5,500
                                                                                      ----------      ----------
         Total liabilities .....................................................       1,587,466       1,587,358
                                                                                      ----------      ----------
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 75,000,000 shares authorized, 10,081,147 shares issued and outstanding at September 30,
      2000 and December 31, 1999 ...............................................             101             101
   Capital surplus .............................................................          60,701          60,708
   Retained earnings ...........................................................          41,965          47,302
   Accumulated other comprehensive income ......................................           3,378           5,218
                                                                                      ----------      ----------
   Total stockholders' equity ..................................................         106,145         113,329
                                                                                      ----------      ----------
TOTAL ..........................................................................      $1,693,611      $1,700,687
                                                                                      ==========      ==========


          See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

            (Dollars in thousands except per share data) (Unaudited)


                                                                  As Restated,                       As Restated,
                                                                   see Note 4                         see Note 4
                                                               Three Months Ended                  Nine Months Ended
                                                                  September 30,                      September 30,
                                                    -------------------------------       -------------------------------
                                                         2000              1999               2000              1999
                                                    ------------       ------------       ------------       ------------
INTEREST INCOME:
   Loans, including fees .....................      $     29,098       $     28,538       $     86,035       $     81,907
   Deposits with other banks .................             2,884              4,527             10,162             11,522
   Investment securities .....................             6,641              1,970             16,107              6,469
   Federal funds sold ........................               731                255              2,249              1,104
                                                    ------------       ------------       ------------       ------------
      Total ..................................            39,354             35,290            114,553            101,002
INTEREST EXPENSE:
   Deposits ..................................            22,639             17,544             64,294             52,558
   Trust preferred securities ................               308                308                925                923
   Federal funds purchased and other borrowing                 1                 33                  2                178
                                                    ------------       ------------       ------------       ------------
      Total ..................................            22,948             17,885             65,221             53,659
                                                    ------------       ------------       ------------       ------------
NET INTEREST INCOME ..........................            16,406             17,405             49,332             47,343
PROVISION FOR CREDIT LOSSES ..................            32,500             15,019             33,250             17,665
PROVISION FOR TRANSFER RISK ..................             4,768                803              8,379             32,020
                                                    ------------       ------------       ------------       ------------
NET INTEREST INCOME (LOSS) AFTER
   PROVISIONS ................................           (20,862)             1,583              7,703             (2,342)
                                                    ------------       ------------       ------------       ------------
NON-INTEREST INCOME:
   Trade finance fees and commissions ........             1,882              2,481              6,167              7,638
   Structuring and syndication fees ..........                23                521                 25              1,361
   Customer service fees .....................               363                363              1,212              1,136
   Net gain on sale of assets ................             1,116                346              3,808                373
   Other .....................................               101                 63                281                236
                                                    ------------       ------------       ------------       ------------
      Total ..................................             3,485              3,774             11,493             10,744
                                                    ------------       ------------       ------------       ------------
OPERATING EXPENSES:
   Employee compensation and benefits ........             3,514              3,258             10,132              9,769
   Occupancy and equipment ...................             1,217              1,118              3,670              3,115
   Legal Reserve .............................             3,924              4,524
   Other .....................................             4,554              2,932             12,018              8,824
                                                    ------------       ------------       ------------       ------------
      Total ..................................            13,209              7,308             30,344             21,708
                                                    ------------       ------------       ------------       ------------
LOSS BEFORE BENEFIT FROM
   INCOME TAXES ..............................           (30,586)            (1,951)           (11,148)           (13,306)
BENEFIT FROM INCOME TAXES ....................           (12,712)              (711)            (5,811)            (4,943)
                                                    ------------       ------------       ------------       ------------
NET LOSS .....................................      $    (17,874)      $     (1,240)      $     (5,337)      $     (8,363)
                                                    ============       ============       ============       ============
NET LOSS PER COMMON SHARE:
   BASIC AND DILUTED .........................      $      (1.77)      $      (0.12)      $      (0.53)      $      (0.83)
                                                    ============       ============       ============       ============
AVERAGE SHARES OUTSTANDING:
   BASIC AND DILUTED .........................        10,081,147         10,076,147         10,081,147         10,066,107
                                                    ============       ============       ============       ============


          See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                       (Dollars in thousands) (Unaudited)


                                                                 As Restated,                 As Restated,
                                                                  see Note 4                   see Note 4
                                                              Three Months Ended            Nine Months Ended
                                                                 September 30,                September 30,
                                                           -----------------------       -----------------------
                                                             2000           1999           2000          1999
                                                           --------       --------       --------       --------
NET LOSS ............................................      $(17,874)      $ (1,240)      $ (5,337)      $ (8,363)
OTHER COMPREHENSIVE INCOME (LOSS),
   Net of tax:
   Net change in unrealized gain (loss) on
      securities available for sale during the period        (1,566)           213             91            627
   Less: Reclassification adjustment for
      gains included in net loss ....................        (2,245)            --         (3,439)            --
   Less: Reclassification adjustment
      for write off of a foreign bank stock .........            --             --             --           (187)
   Less: Reclassification adjustment
      for write down of a foreign debt security .....         1,236             --          1,508             --
                                                           --------       --------       --------       --------
         Total ......................................        (2,575)           213         (1,840)           440
                                                           --------       --------       --------       --------
COMPREHENSIVE LOSS ..................................      $(20,449)      $ (1,027)      $ (7,177)      $ (7,923)
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


                                                                                                   Accumulated
                                                  Common Stock                                        Other         Total
                                         --------------------------      Capital      Retained    Comprehensive  Stockholders'
                                            Shares          Amount       Surplus      Earnings        Income         Equity
                                         ------------       -------     ----------    ---------   -------------  ------------
Balance, December 31, 1999.............    10,081,147       $   101     $   60,708    $  47,302      $  5,218      $ 113,329
Adjustment of tax liabilities
    due to stock options exercised.....                                         (7)                                       (7)
Net change in unrealized gain (loss) on
    securities available for sale, net
    of taxes...........................                                                                (1,840)        (1,840)
Net loss for the nine months ended
    September 30, 2000.................                                                  (5,337)                      (5,337)
                                         ------------       -------     ----------    ---------      --------      ---------
Balance as of September 30, 2000.......    10,081,147       $   101     $   60,701    $  41,965      $  3,378      $ 106,145
                                         ============       =======     ==========    =========      ========      =========

          See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in thousands) (Unaudited)


                                                                                               As Restated,
                                                                                                see Note 4
                                                                                    For Nine Months Ended September 30,
                                                                                  -------------------------------------
                                                                                       2000                   1999
                                                                                  ---------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss....................................................................   $        (5,337)       $       (8,363)
      Adjustments to reconcile net loss to net cash provided
         by operating activities
         Depreciation and amortization.........................................             1,110                   928
         Provision for credit losses...........................................            33,250                17,665
         Provision for transfer risk...........................................             8,379                32,020
         Deferred tax benefit..................................................            (5,966)               (4,686)
         Write down/write off of available for sale security...................             2,635                   187
         Write down of other assets............................................             2,498                 1,166
         Net gain on sale of loans.............................................                --                  (534)
         Net gain on sale of other real estate owned...........................                --                   (26)
         Net gain on sale of fixed assets......................................               (13)                   --
         Net gain on sale of investments.......................................            (6,429)                   --
      Proceeds from the sale of bankers acceptances............................            54,329                18,373
      Increase in accrued interest receivable and other assets.................            (3,058)              (24,837)
      Increase (decrease) in other liabilities.................................             5,431                  (673)
                                                                                  ---------------        --------------
         Net cash provided by operating activities.............................            86,829                31,220
                                                                                  ---------------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in interest-earning deposits with other banks...........            68,213               (19,959)
   Purchase of securities available for sale...................................          (800,021)             (572,029)
   Purchase of securities held to maturity.....................................                --               (14,703)
   Proceeds from sales and maturities of securities available for sale.........           761,647               593,819
   Purchase of loan participations.............................................                --               (55,815)
   Proceeds from paydowns of securities held to maturity.......................                --                 2,607
   Proceeds from sale of loans.................................................                --                18,186
   Increase in loans-net.......................................................          (129,228)              (37,939)
   Purchases of property and equipment-net.....................................              (454)               (1,230)
   Proceeds from sale of other real estate owned...............................                --                    38
                                                                                  ---------------        --------------
      Net cash used in investing activities....................................           (99,843)              (87,025)
                                                                                  ---------------        --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) increase in deposits.........................................            (6,765)                7,218
   Proceeds from trust preferred securities offering...........................                --                 1,650
   Payment of other borrowing..................................................                --                (6,116)
   Net proceeds from exercise of common stock options..........................                --                   118
                                                                                  ---------------        --------------
   Net cash (used in) provided by financing activities.........................            (6,765)                2,870
                                                                                  ---------------        --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS......................................           (19,779)              (52,935)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD...........................            85,110               111,790
                                                                                  ---------------        --------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD.................................   $        65,331        $       58,855
                                                                                  ===============        ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid during the period.............................................   $        65,124        $       54,625
                                                                                  ===============        ==============
   Income taxes paid during the period.........................................   $         7,548        $       10,845
                                                                                  ===============        ==============


          See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

NOTE 1: BASIS OF PRESENTATION

The consolidated statements of condition for Hamilton Bancorp Inc. and Subsidiaries (the "Company") as of September 30, 2000 and December 31, 1999, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the nine months ended September 30, 2000 and 1999 included in the Form 10-Q/A have been prepared by the Company in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited except for the consolidated statement of condition as of December 31, 1999.

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

NOTE 4: RESTATEMENT

LOSS ON EXCHANGE

Subsequent to the filing of the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000, the Company determined that the purchase of certain securities and the sales of certain loans entered into by the Company in 1998 should have been recorded as an exchange transaction in accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and that a loss of $22,223,000 ($14,304,000 after tax) should have been recorded on the exchange. The Company had previously accounted for the purchases of the securities and sales of the loans as separate unrelated transactions. The purchases were recorded at cost ($94 million), and the sales were recorded based on the proceeds received, ($20 million), for the loans sold, with no gain or loss being recognized. During the second quarter of 2000 the OCC, through a temporary cease and desist order dated April 25, 2000, required the Company to re-file its regulatory reports to account for the purchase and sale transactions referred to above as related transactions and to record a loss on such transactions. The Company's Audit Committee, with the assistance of independent counsel, conducted an investigation that began in August 2000 and was completed during December 2000 into these transactions, including the consideration of certain additional information that the Company received from the OCC. After evaluating the results of the investigation, the Company concluded that the above transactions should have been accounted for as an exchange (i.e., one related transaction) rather than as separate transactions and that a loss should be recorded. As a result, the Company restated its 1998 consolidated financial statements. The loss on exchange created a lower cost basis, by a like amount, for the assets purchased. Such assets had been designated as available for sale as of December 31, 1999 and were marked to market at that date. As a result, accumulated other comprehensive income as of

December 31, 1999 was restated by an increase of $14,304,000. Certain of those assets were sold during the three and nine months ended September 30, 2000 which results in an increased gain on sale of $3,202,000 and $4,643,000, respectively for the three and nine months ended September 30, 2000 due to a lower restated basis. However, total stockholders' equity as of September 30, 2000 was not affected by this matter.

PROVISION FOR CREDIT LOSSES

Subsequent to the filing of the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000, the Bank's management concluded discussions with the OCC as a result of its ongoing annual examination and agreed to an increase in the provision for credit losses. This increase is attributable to changes in certain variables utilized in the Bank's methodologies for establishing credit losses as well as, a greater allocation of reserves to certain loans, as a result, the Company agreed to record approximately $19,200,000 ($12,096,000 after tax) in additional provisions for credit losses for the three and nine months ended September 30, 2000.

PROVISION FOR TRANSFER RISK

Subsequent to the filing of the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000 and after extensive communications with the staff of the Securities and Exchange Commission in connection with a review by the staff of the Company's 1999 Annual Report on Form 10K and 10K/A and the staff's comments thereon, management determined that the Company should record in the three months ended September 30, 2000 and 1999, and the nine months ended September 30, 2000 and 1999, approximately $4.8 million, $803,000, $8.4 million and $32.0 million, respectively, of provisions for allocated transfer risk reserves ("ATRR") on certain Ecuadorian exposure in its consolidated financial statements. Additionally, the Company determined that it should reclassify as of September 30, 2000 approximately $17 million and $22 million in foreign interbank placements from interest bearing deposits with other banks, which are subject to ATRR requirements, to loans. Accordingly, the Company has restated the accompanying interim period consolidated financial statements from amounts previously reported to record the ATRR and the reclassification of certain interbank placements to loans. The ATRR are required for exposures with respect to any country rated "value impaired" by the Interagency Country Exposure Review Committee ("ICERC"). The ICERC recommends an appropriate percentage level for ATRR, 90% in the case of Ecuador, for exposures rated "value impaired". ATRR is a specific reserve which is triggered when an obligation is more than 30 days past due and/or has been restructured to avoid delinquency. For purposes of ATRR, a credit is considered to be current if it would not be reported as "past due" or "non-accrual", as those terms are defined in the instructions for schedule RC-N of the Call Report.

The restated consolidated financial statements for the periods ended September 30, 2000 and 1999 include amounts for the allowances for credit losses and ATRR consistent with the amounts the Company recorded in its regulatory Call Reports. The ATRR had been previously disclosed in Note 4 to the Company's consolidated financial statements presented in the Company's September 30, 2000 quarterly report on Form 10-Q as a reconciling item between stockholders' equity pursuant to accounting principles generally accepted in the United States of America ("GAAP") and Tier 1 Capital determined under regulatory accounting principles. The recording of ATRR for GAAP has no impact on regulatory capital and capital ratios of the Company, since the ATRR has been deducted for such purposes since initially being recorded in the Call Reports.

OTHER ITEMS

Through December 31, 1999 the Company recognized loan fees as received and direct costs as incurred. Because loan fees are now more related to long-term commitments rather than short-term trade financing, the Company has determined that loan fees previously included in non-interest income, amounting to $3.7 million and $778,000 for the nine and three months ended September 30, 2000, respectively, and direct costs previously included in operating expenses amounting to $565,000 and $236,000 for the nine and three months ended September 30, 2000, were improperly recognized. The fees and costs should have been deferred and recognized over the life of the related loan as interest income. Consequently, the accompanying consolidated financial statements have been restated to defer such fees and direct costs, and to recognize in interest income the applicable amounts ($1.0 million and $437 thousand, respectively) for the nine months and quarter ended September 30, 2000.

The following table summarizes the significant effects of the restatement:


                                                                                 As Previously
                                                                                    Reported              As Restated
                                                                                 -------------            -----------
AS OF SEPTEMBER 30, 2000:

Interest earning deposits with other banks                                         $  119,472             $  101,972
Loans - net                                                                         1,133,626              1,107,953
Other assets                                                                           30,794                 46,757
Other liabilities                                                                      10,984                 11,146
Retained earnings                                                                      91,349                 41,965
Accumulated comprehensive (loss) income                                                (6,539)                 3,378
Stockholders' equity                                                                  133,516                106,145

AS OF DECEMBER 31, 1999:

Interest earning deposits with other banks                                            187,685                165,685
Loans - net                                                                         1,091,976              1,081,256
Other assets                                                                           22,672                 34,779
Other liabilities                                                                       5,544                  5,500
Retained earnings                                                                      82,175                 47,302
Accumulated comprehensive income (loss)                                                (9,086)                 5,218
Stockholders' equity                                                                  133,898                113,329





                                                                                 As Previously
                                                                                    Reported              As Restated
                                                                                 -------------            -----------
FOR THE QUARTER ENDED SEPTEMBER 30, 2000:

Interest income on loans, including fees                                           $   28,679             $   29,098
Provision for credit losses                                                            13,300                 32,500
Provision for transfer risk                                                                 -                  4,768
Net interest income after provisions                                                    4,468                (20,862)
Non-interest income                                                                     3,696                  3,485
Operating expenses                                                                     17,652                 13,209
Loss before income taxes                                                              (11,288)               (30,586)
Benefit from income taxes                                                              (5,702)               (12,712)
Net loss                                                                               (5,586)               (17,874)
Net loss per common share
   Basic and Diluted                                                                    (0.55)                 (1.77)

FOR THE QUARTER ENDED SEPTEMBER 30, 1999:

Interest income on loans, including fees                                               27,490                 28,538
Provision for transfer risk                                                                --                    803
Net interest income after provisions                                                    1,338                  1,583
Non-interest income                                                                     4,822                  3,774
Operating expenses                                                                      7,310                  7,308
Loss before income taxes                                                               (1,150)                (1,951)
Benefit from income taxes                                                                (414)                  (711)
Net loss                                                                                 (736)                (1,240)
Net loss per common share
   Basic and Diluted                                                                    (0.07)                 (0.12)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000:

Interest income on loans, including fees                                               85,005                 86,035
Provision for credit losses                                                            12,250                 33,250
Provision for transfer risk                                                                --                  8,379
Net interest income after provisions                                                   36,052                  7,703
Non-interest income                                                                    13,154                 11,493
Operating expenses                                                                     35,244                 30,344
Income (loss) before income taxes                                                      13,962                (11,148)
Provision for (benefit from) income taxes                                               5,181                 (5,811)
Net income (loss)                                                                       8,781                 (5,337)
Net income (loss) per common share
   Basic                                                                                 0.91                  (0.53)
   Diluted                                                                               0.90                  (0.53)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999:

Interest income on loans, including fees                                               78,627                 81,907
Provision for transfer risk                                                                --                 32,020
Net interest income (loss) after provisions                                            26,398                 (2,342)
Non-interest income                                                                    14,211                 10,744
Other operating expenses                                                               21,940                 21,708
Income (loss) before taxes                                                             18,669                (13,306)
Provision for (benefit from) taxes                                                      6,904                 (4,943)
Net income (loss)                                                                      11,765                 (8,363)
Net income (loss) per common share
   Basic                                                                                 1.17                   0.83
   Diluted                                                                               1.14                   0.83


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

RESTATEMENT

LOSS ON EXCHANGE

Subsequent to the filing of the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000, the Company determined that the purchase of certain securities and the sales of certain loans entered into by the Company in 1998 should have been recorded as an exchange transaction in accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and that a loss of $22,223,000 ($14,304,000 after tax) should have recorded on the exchange. The Company had previously accounted for the purchases of the securities and sales of the loans as separate unrelated transactions. The purchases were recorded at cost, ($94 million), and the sales were recorded based on the proceeds received, ($20 million), for the loans sold, with no gain or loss being recognized. During the second quarter of 2000 the OCC, through a temporary cease and desist order dated April 25, 2000, required the Company to re-file its regulatory reports to account for the purchase and sale transactions referred to above as related transactions and to record a loss on such transactions. The Company's Audit Committee, with the assistance of independent counsel, conducted an investigation that began in August 2000 and was completed during December 2000 into these transactions, including the consideration of certain additional information that the Company received from the OCC. After evaluating the results of the investigation, the Company concluded that the above transactions should have been accounted for as an exchange (i.e., one related transaction) rather than as separate transactions and that a loss should be recorded. As a result, the Company restated its 1998 consolidated financial statements. The loss on exchange created a lower cost basis, by a like amount, for the assets purchased. Such assets had been designated as available for sale as of December 31, 1999 and were marked to market at that date. As a result, accumulated other comprehensive income as of December 31, 1999 was restated by an increase of $14,304,000. Certain of those assets were sold during the three and nine months ended September 30, 2000 which results in an increased gain on sale of $3,202,000 and $4,643,000, respectively, for the three and nine months ended September 30, 2000 due to a lower restated basis. However, total stockholders' equity as of September 30, 2000 was not affected by this matter.

PROVISION FOR CREDIT LOSSES

Subsequent to the filing of the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000, the Bank's management concluded discussions with the OCC as a result of its ongoing annual examination and agreed to an increase in the provision for credit losses. This increase is attributable to changes in certain variables utilized in the Bank's methodologies for establishing credit losses as well as, a greater allocation of reserves to certain loans, as a result, the Company agreed to record approximately $19,200,000 ($12,096,000 after tax) in additional provisions for credit losses for the three and nine months ended September 30, 2000.

PROVISION FOR TRANSFER RISK

Subsequent to the filing of the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000 and after extensive communications with the staff of the Securities and Exchange Commission in connection with a review by the staff of the Company's 1999 Annual Report on Form 10K and 10K/A and the staff's comments thereon, management determined that the Company should record in the applicable periods of 1999 and 2000 approximately $9.9 million and $3.2 million, respectively, of provisions for allocated transfer risk reserves ("ATRR") on certain Ecuadorian exposure in its consolidated financial statements. Additionally, the Company determined that it should reclassify as of September 30, 2000 approximately $17 million and $22 million, respectively, in foreign interbank placements from interest bearing deposits with other banks, which are subject to ATRR requirements, to loans. Accordingly, the Company has restated the accompanying interim period consolidated financial statements from amounts previously reported to record the ATRR and the reclassification of certain interbank placements to loans. The ATRR are required for exposures with respect to any country rated "value impaired" by the Interagency Country Exposure Review Committee ("ICERC"). The ICERC recommends an appropriate percentage level for ATRR, 90% in the case of Ecuador, for exposures rated "value impaired". ATRR is a specific reserve which is triggered when an obligation is more than 30 days past due and/or has been restructured to avoid delinquency. For purposes of ATRR, a credit is considered to be current if it would not be reported as "past due" or "non-accrual", as those terms are defined in the instructions for schedule RC-N of the Call Report.

The restated consolidated financial statements for the quarters ended September 30, 2000 and 1999 include amounts for the allowances for credit losses and ATRR consistent with the amounts the Company recorded in its regulatory Call Reports. The ATRR had been previously disclosed in Note 4 to the Company's consolidated financial statements presented in the Company's September 30, 2000 quarterly report on Form 10-QA as a reconciling item between stockholders' equity pursuant to accounting principles generally accepted in the United States of America ("GAAP") and Tier 1 Capital determined under regulatory accounting principles. The recording of ATRR for GAAP has no impact on regulatory capital and capital ratios of the Company, since the ATRR has been deducted for such purposes since initially being recorded in the Call Reports.

OTHER ITEMS

Through December 31, 1999 the Company recognized loan fees as received and direct costs as incurred. Because loan fees are now more related to long-term commitments rather than short-term trade financing, the Company has determined that loan fees previously included in non-interest income, amounting to $3.7 million and $778,000 for the nine and three months ended September 30, 2000, respectively, and direct costs previously included in operating expenses amounting to $565,000 and $236,000 for the nine and three months ended September 30, 2000, were improperly recognized. The fees and costs should have been deferred and recognized over the life of the related loan as interest income. Consequently, the accompanying consolidated financial statements have been restated to defer such fees and direct costs, and to recognize in interest income the applicable amounts ($1.0 million and $437 thousand, respectively) for the nine months and quarter ended September 30, 2000. See Note 4 to the Company's interim consolidated financial statements for a summary of the significant effects of the restatement.

The Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2000 presented herein have been adjusted to reflect the restatement described above.

FINANCIAL CONDITION - SEPTEMBER 30, 2000 VS. DECEMBER 31, 1999

Total consolidated assets remained relatively the same at $1.694 billion at September 30, 2000 compared to $1.701 billion at December 31, 1999, although there were changes within the asset categories. Cash and cash equivalents decreased by $19.8 million or 23.2 percent and interest earning deposits with other banks decreased by $65.7 million, or 38.5%. Securities available for sale increased by 14.5 percent to $314.1 million. Gross loans increased by $57.1 million or 5.0 percent, primarily due to an increase in domestic loans, offset by increases in the allowance for credit losses and ATRR.

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

INTEREST-EARNING DEPOSITS WITH OTHER BANKS AND INVESTMENT SECURITIES

Interest-earning deposits with other banks decreased to $102.0 million at September 30, 2000 from $165.7 million at December 31, 1999. These deposits are placed with correspondent banks in the Region, generally on a short-term basis (less than 365 days), to increase yields and enhance relationships with the correspondent banks. The level of such deposits has diminished as the exposure in the Region has decreased during the nine months ended September 30, 2000. The short-term nature of these deposits allows the Company the flexibility to later redeploy assets into higher yielding loans.

Investment securities increased to $314.1 million at September 30, 2000 from $274.3 million at December 31, 1999. The increase has been primarily in U.S. treasury and government agency securities and to a lesser extent U. S. government mortgage backed securities. The U.S. treasury and government agency securities are short term in nature and allow the Company the flexibility of liquidity and the ability to convert these assets into higher yielding loans as these become accessible. The mortgage-backed securities diversify the Company's portfolio, are eligible collateral for securing public funds and qualify as a Community Reinvestment Act investment.

LOANS

The Company's gross loan portfolio increased by $57.1 million, during the first nine months of 2000 in relation to the year ended December 31, 1999. This increase was primarily in domestic commercial loans and acceptances and to a lesser extent, foreign commercial loans. Details on the loans by type are shown in the table below. At September 30, 2000 approximately 44.4 percent of the Company's portfolio consisted of loans to domestic borrowers and 55.6 percent of the Company's portfolio consisted of loans to foreign borrowers. The Company's loan portfolio is relatively short-term, as approximately 74.2 and 82.5 percent of loans at September 30, 2000 were short-term loans with average maturities of less than 180 and less than 365 days, respectively.

The following table sets forth the loans by type in the Company's loan portfolio at the dates indicated.

LOANS BY TYPE
(In thousands)


                                                                                 September 30, 2000     December 31, 1999
                                                                                 ------------------     -----------------
Domestic:
Commercial (1).................................................................    $      446,177        $       394,841
Acceptances discounted.........................................................            81,963                 59,040
Residential mortgages..........................................................             2,025                  2,140
                                                                                   --------------        ---------------
Subtotal Domestic..............................................................           530,165                456,021
                                                                                   --------------        ---------------
Foreign:
Banks and other financial institutions.........................................           201,639                246,155
Commercial and industrial (1)..................................................           380,544                338,411
Acceptances discounted.........................................................            41,522                 59,256
Government and official institutions...........................................            41,410                 38,358
                                                                                   --------------        ---------------
Subtotal Foreign...............................................................           665,115                682,180
                                                                                   --------------        ---------------
Total Loans....................................................................    $    1,195,280        $     1,138,201
                                                                                   ==============        ===============


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

At September 30, 2000 approximately 33.3 percent in principal amount of the Company's loans were outstanding to borrowers in five countries other than the United States: Panama (11.3 percent), Guatemala (8.8 percent), Ecuador (4.9 percent), El Salvador (4.6 percent) and Jamaica (3.7 percent).

Panama loan exposure continues to be over 10 percent of loans and has increased slightly to 11.3 percent of total loans at September 30, 2000. The bulk of the credit relationships in Panama are related to financing short-term trade transactions with companies operating out of the Colon Free Zone. The latter represents the second largest free trading zone in the world after Hong Kong. The companies operate largely as importers and exporters of consumer goods such as electronic goods and clothing.

LOANS BY COUNTRY
(Dollars in thousands)




                                        September 30, 2000                      December 31, 1999
                                ---------------------------------         ---------------------------------
                                                      Percent of                                Percent of
Country                           Amount              Total Loans          Amount               Total Loans
                                ---------             -----------         ---------             -----------
United States                   $ 530,165                44.4%            $ 456,021                40.1%

Argentina (1)                          --                  --                35,494                 3.1%

Brazil                             12,859                 1.1%               49,214                 4.3%

British West Indies (1)                --                  --                22,082                 1.9%

Colombia                           23,299                 1.9%               28,437                 2.5%

Dominican Republic                 43,480                 3.6%               41,604                 3.7%

Ecuador                            58,430                 4.9%               65,622                 5.8%

El Salvador                        54,980                 4.6%               45,847                 4.0%

Guatemala                         105,290                 8.8%               66,531                 5.8%

Honduras                           40,500                 3.4%               42,352                 3.7%

Jamaica                            44,091                 3.7%               28,628                 2.5%

Panama                            134,961                11.3%              127,419                11.2%

Peru                               37,687                 3.2%               29,648                 2.6%

Venezuela                          16,134                 1.3%               17,842                 1.6%

Other (2)                          93,404                 7.8%               81,460                 7.2%
                                ---------                ----             ---------                ----
Total                          $1,195,280               100.0%          $ 1,138,201               100.0%
                               ==========               =====           ===========               =====


(1) These countries had loans in periods presented which did not exceed 1 percent of total loans.

(2) Other consists of loans to borrowers in countries in which loans did not exceed 1 percent of total loans.

At September 30, 2000 approximately 25.2 percent of total assets were cross-border outstandings to borrowers in five countries other than the United
States: Panama (7.7 percent), Guatemala (6.6 percent), Ecuador (4.2 percent), El Salvador (3.6 percent) and Dominican Republic (3.1 percent).

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

TOTAL CROSS-BORDER OUTSTANDINGS BY COUNTRY (3)
(Dollars in millions)


                                                             September 30, 2000                   December 31, 1999
                                                     ----------------------------       ---------------------------------
                                                                       % of Total                              % of Total
                                                        Amount           Assets           Amount                 Assets
                                                     -----------       ----------       ------------           ----------
Argentina........................................    $        48            2.8%        $        113               6.6%
Bahamas (1)......................................             --             --                   21               1.2%
Bolivia..........................................             13            0.8%                  18               1.0%
Brazil...........................................             50            3.1%                 173              10.1%
Colombia.........................................             39            2.3%                  48               2.8%
Dominican Republic...............................             54            3.2%                  55               3.2%
Ecuador..........................................             72            4.3%                  78               4.5%
El Salvador......................................             62            3.7%                  44               2.6%
Guatemala........................................            113            6.7%                  68               4.0%
Honduras.........................................             32            1.9%                  43               2.5%
Jamaica..........................................             47            2.8%                  35               2.0%
Mexico (1).......................................             --             --                   20               1.2%
Panama...........................................            133            7.9%                 116               6.7%
Peru.............................................             37            2.2%                  42               2.4%
Suriname.........................................             33            1.9%                  32               1.9%
United Kingdom (1)...............................             --             --                   15               0.9%
Venezuela........................................             16            0.9%                  17               1.0%
Other (2)........................................             85            5.0%                  75               4.4%
                                                     -----------         ------         ------------          --------
Total............................................    $       834           49.5%        $      1,013              59.0%
                                                     ===========         ======         ============          ========


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


                                                      Nine Months Ended September 30,
                                                      -------------------------------                  Year Ended
                                                       2000                       1999               December 31, 1999
                                              -----------------------   -----------------------   ------------------------
                                                             Average                    Average                    Average
                                                Total        Monthly        Total       Monthly      Total         Monthly
                                               Volume        Volume        Volume       Volume      Volume         Volume
                                              ---------    ----------   -----------   ---------   ----------     ---------
Export Letters of Credit (1)...............   $ 170,265    $   18,918   $   176,363   $  19,596   $  227,904     $  18,992
Import Letters of Credit (1)...............     248,425        27,603       205,554      22,839      296,943        24,745
                                              ---------    ----------   -----------   ---------   ----------     ---------
Total......................................   $ 418,690    $   46,521   $   381,917   $  42,435   $  524,847     $  43,737
                                              =========    ==========   ===========   =========   ==========     =========


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

CONTINGENT LIABILITIES (1)
(In thousands)


                                                                                  September 30, 2000    December 31, 1999
                                                                                  ------------------    ------------------

Aruba (2)......................................................................    $            --       $        3,720
Costa Rica.....................................................................              2,006                9,893
Dominican Republic.............................................................             23,969                4,707
El Salvador (2)................................................................                 --                2,734
Guatemala......................................................................              8,686                9,475
Guyana.........................................................................              1,419                4,165
Haiti..........................................................................              1,884                5,705
Honduras.......................................................................              2,055                4,174
Jamaica (2)....................................................................             10,199                   --
Panama.........................................................................             12,193               14,242
Paraguay (2)...................................................................              2,462                   --
Peru...........................................................................              1,950                3,573
Suriname.......................................................................              2,367                5,677
United States..................................................................             60,769               74,643
Venezuela (2)..................................................................                 --                2,593
Other (3)......................................................................              6,456                6,143
                                                                                   ---------------       --------------
Total..........................................................................    $       136,415       $      151,444
                                                                                   ===============       ==============


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

         Our methodologies include several features that are intended to reduce the difference between estimated and actual losses. The loss factors that are used to establish the allowance for pass-graded loans is designed to be self-correcting by taking into account changes in loan classification and permitting adjustments based on management's judgment of significant qualitative factors as of the evaluation date. Similarly, by basing the pass-graded loan loss factors on loss experience over the prior year and the last three or five years, the methodology is designed to take our recent loss experience into account. The Bank generally operates a commercial banking business, which does not include significant amounts of pooled loans or loans that are homogeneous in nature such as residential mortgages or consumer installment loans (these represent 0.2% of gross loans at both September 30, 2000 and December 31, 1999).

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

         Currently, Ecuador is rated value impaired by ICERC, with a 90% ATTR requirement for applicable exposures. At September 30, 2000 and December 31, 1999, the Company had aggregate exposure to borrowers located in Ecuador of approximately $72 million and $78 million, respectively which includes loans of $58 million at September 30, 2000 and $66 million at December 31, 1999. During 1999, as a result of economic deterioration in Ecuador, the Company restructured exposures with certain borrowers to improve collectibility prospects. Primarily as a result of these restructurings, approximately $36.4 million of the Company's Ecuadorian exposure at December 31, 1999 was subject to the 90% ATRR requirement. Accordingly, an ATRR of $32.7 million was established during 1999. During the first nine months of 2000, as a result of temporary delinquencies, new loans became subject to ATRR, resulting in an additional provision of $8.4 million, including $4.8 million during the third quarter of 2000. At September 30, 2000, approximately 96% of the Company's Ecuadorian exposures were in compliance with their contractual terms.

         The following table sets forth the composition of the allowance for credit losses and ATRR as of September 30, 2000 and December 31, 1999:


                                                     September 30, 2000            December 31, 1999
                                                     ------------------            -----------------
           Allocated:
                Specific (Impaired loans)                $   6,961                    $    6,173
                Formula                                     28,059                        12,033
           Unallocated                                       6,249                         3,205
                                                        ----------                    ----------
           Total allowance for credit losses                41,269                        21,411
           Allocated transfer risk reserve                  41,099                        32,720
                                                        ----------                    ----------
           Total allowance and reserves                   $ 82,368                     $  54,131
                                                        ==========                     =========


Subsequent to the quarter ended September 30, 2000, management concluded discussions with the OCC as a result of its ongoing examination and agreed to an increase in the allowance for credit losses. Management agreed to increases in certain percentages used in calculating the formula portion of the allowance as they relate to problem graded assets, including special mention, substandard and other transfer risk categories. In addition, the amount of problem-graded loans increased from December 31, 1999 levels. As a result, the formula portion of the allowance was increased from $12.0 million as of December 31, 1999 to $28.1 million as of September 30, 2000.

Determining the appropriate level of the allowance for credit losses requires management's judgment, including application of the factors described above to assumptions and estimates made in the context of changing political and economic conditions in many of the countries of the Region. Accordingly, there can be no assurance that the Company's current allowance for credit losses and ATRR will prove to be adequate in light of future events and developments.

The following table provides certain information with respect to the Company's allowance for credit losses and ATRR activity for the periods shown.

CREDIT LOSS AND TRANSFER RISK EXPERIENCE
(In thousands)


                                                                                   Nine Months Ended        Year Ended
                                                                                   September 30,2000     December 31,1999
                                                                                   -----------------     ----------------
Balance of allowance for credit losses at
   beginning of period.........................................................     $         21,411      $       12,794
Charge-offs:
Domestic:
   Commercial..................................................................               (9,274)             (3,299)
   Acceptances.................................................................                 (297)                 --
   Installment.................................................................                   --                  (5)
                                                                                    ----------------      --------------
   Total Domestic..............................................................               (9,571)             (3,304)
                                                                                    ----------------      --------------
Foreign:
   Banks and other financial institutions......................................                 (200)             (2,330)
   Commercial and industrial...................................................               (3,693)             (6,216)
                                                                                    ----------------      --------------
   Total Foreign...............................................................               (3,893)             (8,546)
                                                                                    ----------------      --------------
Total charge-offs..............................................................              (13,464)            (11,850)
                                                                                    ----------------      --------------
Recoveries:
Domestic:
   Commercial..................................................................                    2                   4
Foreign:
   Banks and other financial institutions......................................                   70                 163
                                                                                    ----------------      --------------
   Total recoveries............................................................                   72                 167
                                                                                    ----------------      --------------
Net (charge-offs) recoveries...................................................              (13,392)            (11,683)
Provision for credit losses....................................................               33,250              20,300
                                                                                    ----------------      --------------
Balance of allowance for credit losses at end of the period....................     $         41,269      $       21,411
                                                                                    ================      ==============

ATRR at beginning of period....................................................     $         32,720      $           --
Provision for transfer risk....................................................                8,379              32,720
                                                                                    ----------------      --------------
ATRR at end of period..........................................................     $         41,099      $       32,720
                                                                                    ================      ==============

Allowance for credit losses and ATRR at end of period..........................     $         82,368      $       54,131
                                                                                    ================      ==============


Average loans..................................................................     $      1,167,481      $    1,181,865
Total loans....................................................................     $      1,195,280      $    1,138,201
Net charge-offs to average loans...............................................                 1.15%               1.00%
Allowance for credit losses to total loans.....................................                 3.45%               1.88%
Allowance for credit losses and ATRR to total loans............................                 6.89%               4.76%


         The following tables set forth an analysis of the allocation of the allowance for credit losses by category of loans and the allowance for credit losses allocated to foreign loans. The allowance is established to cover potential losses inherent in the portfolio as a whole or is available to cover potential losses on any of the Company's loans. The increase in both the domestic and foreign allocations reflects a change in certain variables used in determining the level of the allowance, as well as a higher level of problem-graded loans.

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES AND ALLOCATED TRANSFER RISK RESERVES (In thousands)


                                                                                   Nine Months Ended       Year Ended
                                                                                   September 30,2000     December 31,1999
                                                                                   -----------------     ----------------
Allocation of the allowance and ATRR by type of loans:
Domestic:
   Commercial..................................................................     $          7,768      $        3,199
   Acceptances.................................................................                  543                 269
   Residential.................................................................                    8                  10
                                                                                    ----------------      --------------
      Total domestic...........................................................                8,319               3,478
                                                                                    ----------------      --------------
Foreign Non-ATRR:
   Banks and other financial institutions......................................                8,327               5,152
   Commercial and industrial...................................................               24,152              11,015
   Acceptances discounted......................................................                  275                 270
   Government and official institutions........................................                  196               1,496
                                                                                    ----------------      --------------
      Total foreign non-ATRR...................................................               32,950              17,933
                                                                                    ----------------      --------------
Foreign ATRR:
   Government and official institutions........................................                7,852               6,035
   Banks and other financial institutions......................................               16,900              19,800
   Commercial and industrial...................................................               16,347               6,885
                                                                                    ----------------      --------------
      Total foreign ATRR.......................................................               41,099              32,720
                                                                                    ----------------      --------------
      Total foreign............................................................               74,049              50,653
                                                                                    ----------------      --------------
Total    ......................................................................     $         82,368      $       54,131
                                                                                    ================      ==============

Percent of loans in each type to total loans:
Domestic:
   Commercial..................................................................                 37.9%               35.4%
   Acceptances discounted......................................................                  6.9%                5.3%
   Residential.................................................................                  0.2%                0.2%
                                                                                    ----------------      --------------
      Total domestic...........................................................                 45.0%               40.9%
                                                                                    ----------------      --------------
Foreign Non-ATRR:
   Banks and other financial institutions......................................                 14.0%               18.1%
   Commercial and industrial...................................................                 30.9%               29.6%
   Acceptances discounted......................................................                  3.5%                5.3%
   Government and official Institutions........................................                  2.8%                2.8%
                                                                                    ----------------      --------------
      Total foreign non-ATRR...................................................                 51.2%               55.8%
                                                                                    ----------------      --------------
Foreign ATRR:
   Government and official institutions........................................                  0.7%                0.6%
   Banks and other financial institutions......................................                  1.6%                2.0%
   Commercial and industrial...................................................                  1.5%                0.7%
                                                                                    ----------------      --------------
      Total foreign ATRR.......................................................                  3.8%                3.3%
                                                                                    ----------------      --------------
      Total foreign............................................................                 55.0%               59.1%
                                                                                    ----------------      --------------
Total    ......................................................................                100.0%              100.0%
                                                                                    ================      ==============


ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES AND ALLOCATED TRANSFER RISK RESERVES ALLOCATED TO FOREIGN LOANS
(In thousands)

                                                                                   September 30, 2000    December 31, 1999
                                                                                   ------------------    -----------------
Balance, beginning of year.....................................................     $          50,653     $         11,379
Provision for credit losses....................................................                18,840               14,937
Net charge-offs................................................................                (3,823)              (8,383)
Provision for transfer risk....................................................                 8,379               32,720
                                                                                    -----------------     ----------------
Balance, end of period.........................................................     $          74,049     $         50,653
                                                                                    =================     ================

Composition at end of period:
Allowance for credit losses....................................................     $          32,950     $         17,933
Allowance for transfer risk (ATRR).............................................                41,099               32,720
                                                                                    -----------------     ----------------
Total foreign allowances.......................................................     $          74,049     $         50,653
                                                                                    =================     ================


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

NON-PERFORMING LOANS
(In thousands)

                                                                                     September 30, 2000  December 31, 1999
                                                                                     ------------------  -----------------
Domestic:
   Non accrual.....................................................................     $      7,247       $       6,995
   Past due over 90 days and accruing..............................................              134                  --
                                                                                        ------------       -------------
      Total domestic nonperforming loans...........................................            7,381               6,995
                                                                                        ------------       -------------
Foreign:
   Non accrual.....................................................................           16,165               9,588
   Past due over 90 days and accruing..............................................            1,284               1,992
                                                                                        ------------       -------------
      Total foreign nonperforming loans............................................           17,449              11,580
                                                                                        ------------       -------------
Total nonperforming loans..........................................................     $     24,830       $      18,575
                                                                                        ============       =============
Total nonperforming loans to total loans...........................................             2.08%               1.66%
Total nonperforming assets to total assets.........................................             1.47%               1.08%


Total non-performing loans increased from $18.6 million at December 31, 1999 to $24.8 million at September 30, 2000, or a $6.2 million increase. Total non-performing loans were impacted by foreign non-performing loans increasing from $11.6 million to $17.4 million from December 31, 1999 to September 30, 2000, respectively. This increase was largely due to a $6.4 million reclassification of a non-performing domestic loan to foreign because the underlying security and primary source of repayment for this obligation was foreign. Total non-performing loans was also affected by an increase in domestic non-performing loans. Domestic non-performing loans increased from $7.0 million at December 31, 1999 to $7.3 million at September 30, 2000. This change of $300 thousand was the result of an increase of $17.5 million in non-performing domestic loans during the first nine months of 2000 offset by a charge-off totaling $9.2 million during the third quarter, the collection of a non-performing loan of $1.7 million and the $6.4 million reclassification of a domestic non-performing loan to a foreign non-performing loan status. The substantial increase in non-performing domestic loans during the first six months was largely attributable to one domestic relationship. Subsequent to September 30, 2000, approximately $1 million of the foreign loans past due over 90 days and accruing was paid off.

At September 30, 2000, the Company had $4.0 million in non-performing investment securities and other assets compared to no non-performing investment securities and other assets at December 31, 1999. During the third quarter management determined that a non-performing investment had an other than temporary decline in its fair value, therefore a write down of $2.6 million was recorded in September 30, 2000. This write down was recorded by a decrease in the amortized cost of the security and charging $2.6 million to operations.

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

The following table indicates the maturities and amounts of certificates of deposit and other time deposits issued in denominations of $100,000 or more as of September 30, 2000:

MATURITIES OF AND AMOUNTS OF CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS $100,000 OR MORE
(In thousands)


                                                               Certificates of Deposit    Other Time Deposits
                                                                  $100,000 or More          $100,000 or More        Total
                                                               -----------------------    -------------------   --------------
Three months or less............................................   $       107,456            $       12,116     $      119,572
Over 3 through 6 months.........................................            91,818                     1,178             92,996
Over 6 through 12 months........................................           193,015                     7,043            200,058
Over 12 months..................................................            59,220                        --             59,220
                                                                   ---------------            --------------     --------------
Total...........................................................   $       451,509            $       20,337     $      471,846
                                                                   ===============            ==============     ==============


STOCKHOLDERS' EQUITY

The Company's stockholders' equity at September 30, 2000 was $106.1 million compared to $113.3 million at December 31, 1999. During this period stockholders' equity decreased by $7.2 million due to the net loss of $5.3 million for the nine months ended September 30, 2000 and the decline in market value of the securities available for sale which reduced the accumulated other comprehensive income by $1.8 million.

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

INTEREST RATE SENSITIVITY REPORT
(Dollars in thousands)


                              0 to 30      31 to 90     91 to 180    181 to 365      1 to 5       Over 5
                               Days          Days          Days         Days          Years        Years         Total
                           ------------   ----------    ---------    ----------     ---------    ---------     ----------
Earning Assets:
Loans...................   $    619,839   $  132,490    $ 134,028    $   99,654     $ 186,565    $  22,704   $  1,195,280
Federal funds sold......         41,718                                                                            41,718
Investment securities...         47,661      107,072       39,694        32,463        23,453       58,579        308,922
Interest earning deposits
    with other banks....         30,466        4,833       45,895        19,500         1,278           --        101,972
                           ------------   ----------    ---------    ----------     ---------    ---------   ------------
Total...................        739,684      244,395      219,617       151,617       211,296       81,283      1,647,892
                           ------------   ----------    ---------    ----------     ---------    ---------   ------------
Funding Sources:
Savings and transaction
    deposits............        114,215           --           --                                                 114,215
Certificates of deposits
     of $100K or more...         42,239       65,217       91,818       193,015        59,220                     451,509
Certificates of deposits
    under $100K.........         68,772      154,355      110,294       278,736       138,839           10        751,006
Other time deposits.....          6,139        5,977        1,178         7,043                                    20,337
Funds overnight.........         98,100                                                                            98,100
Trust preferred securities                                                                          12,650         12,650
                           ------------   ----------    ---------    ----------     ---------    ---------   ------------
Total...................   $    329,465   $  225,549    $ 203,290    $  478,794     $ 198,059    $  12,660   $  1,447,817
                           ============   ==========    =========    ==========     =========    =========   ============
Interest sensitivity gap   $    410,219   $   18,846    $  16,327    $ (327,177)    $  13,237    $  68,623   $    200,075
                           ============   ==========    =========    ==========     =========    =========   ============
Cumulative gap..........   $    410,219   $  429,065    $ 445,392    $  118,215     $ 131,452    $ 200,075
                           ============   ==========    =========    ==========     =========    =========
Cumulative gap as a
    Percentage of
    total earning assets          24.89%       26.04%       27.03%         7.17%         7.98%       12.14%
                           ============   ==========    =========    ==========     =========    =========

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

CAPITAL RESOURCES

The OCC initiated a formal administrative action in February 2000 under Section 8 of the Federal Deposit Insurance Act, which the Bank contested in appropriate administrative actions within the OCC. On September 8, 2000 the Bank and the OCC settled the formal administrative action by entering into a cease and desist order by consent. Among other things, the consent order contains certain accounting and capital requirements and requires certain reports and filings. Under applicable regulatory guidelines, the Bank may not appoint new directors or senior officers without the prior consent of the OCC or accept new, or renew, "brokered deposits" without the prior approval of the Federal Deposit Insurance Corporation ("FDIC"). The Bank has received approval from the FDIC for up to $50,000,000 in "brokered deposits." The Bank does not anticipate that either of such restrictions will have any material adverse effect on its business or operations.

COMPANY CAPITAL RATIOS
(Dollars in thousands)


                                                       September 30, 2000                    December 31, 1999
                                                ------------------------------      ----------------------------------
                                                    Amount               Ratio         Amount                    Ratio
                                                -------------            -----      --------------               -----
Tier 1 risk-weighted
Capital:
      Actual................................    $     114,094             9.5%      $      119,157                10.3%
      Minimum...............................           48,307             4.0%              46,553                 4.0%
Total risk-weighted
Capital:
      Actual................................          130,021            10.8%             134,111                11.6%
      Minimum...............................           96,614             8.0%              93,106                 8.0%
Leverage:
      Actual................................          114,094             6.7%             119,157                 7.1%
      Minimum...............................           51,158             3.0%              50,685                 3.0%



BANK CAPITAL RATIOS
(Dollars in thousands)


                                                                     September 30, 2000             December 31, 1999
                                                                 ------------------------       ------------------------
                                                                   Amount           Ratio         Amount          Ratio
                                                                 ----------         -----       ----------        -----
Tier 1 risk-weighted capital:
      Actual.................................................    $  115,386          9.6%       $  114,011         9.9%
      Minimum required by OCC Consent Order .................       120,778         10.0%
      Minimum to be well capitalized.........................        72,467          6.0%           69,289         6.0%
      Minimum to be adequately capitalized...................        48,311          4.0%           46,192         4.0%
Total risk-weighted capital:
      Actual.................................................       131,314         10.9%          128,936        11.2%
      Minimum required by OCC Consent Order..................       144,934         12.0%
      Minimum to be well capitalized.........................       120,778         10.0%          115,481        10.0%
      Minimum to be adequately capitalized...................        96,623          8.0%           92,385         8.0%
Leverage:
      Actual.................................................       115,386          6.8%          114,011         6.7%
      Minimum required by OCC Consent Order..................       118,156          7.0%
      Minimum to be well capitalized.........................        84,397          5.0%           84,571         5.0%
      Minimum to be adequately capitalized...................        67,518          4.0%           67,657         4.0%


As part of the consent order executed between the Bank and the OCC on September 8, 2000, the Bank is required to maintain minimum capital ratios beyond those of a "well capitalized" bank as defined by the regulatory agencies. See note 5 to the interim consolidated financial statements for information on regulatory developments subsequent to September 30, 2000.

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

The Company does not have material direct market risk related to commodity and equity prices. Liquidity risk arises from the possibility that the Company may not be able to satisfy current and future financial commitments or that the Company may not be able to liquidate financial instruments at market prices. Risk management policies and procedures have been established and are utilized to manage the Company's exposure to market risk. The strategy of the Company is to operate in an acceptable risk environment while maximizing its earnings.

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

The Interest Rate Sensitivity Report as of September 30, 2000, located on page 25, shows that interest earning assets maturing or repricing within one year exceed interest bearing liabilities by $118.2 million. The Company monitors that the assets and liabilities are closely matched to minimize interest rate risk.

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

The Company holds substantially all of its assets in U.S. dollars; therefore the risk related to changes in foreign exchange rates is minimal. Changes in exchange rates in the Region would not expose the assets to foreign exchange risk, since the obligations are to be repaid in dollars. However, the change in foreign exchange rates could affect the ability of the borrower to repay their obligation, which would be addressed in the Company's credit risk analysis. Credit risk analysis related to the Company's assets is discussed in the Allowance for Credit Losses section.

RESULTS OF OPERATIONS-NINE MONTHS

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds. It constitutes the Company's principal source of income. Net interest income increased to $49.3 million for the nine months ended September 30, 2000 from $47.3 million for the same period in 1999, a 4.2 percent increase. The increase was due largely to an increase in average earning assets. Average earning assets increased to $1.632 billion for the nine months ended September 30, 2000 from $1.500 billion for the same period in 1999, a 8.8 percent increase. Average loans decreased slightly to $1.167 billion for the nine months ended September 30, 2000 from $1.160 billion for the same period in 1999. This was due primarily to the reclassification of foreign debt securities from loans to available for sale. Management changed its original intent to hold these securities to maturity and approximately $123 million in foreign debt securities were reclassified to investments available for sale at December 31, 1999. The overall increase in loans was largely attributable to domestic loan growth. Net interest margin decreased to 3.99 percent for the nine months ended September 30, 2000 from 4.22 percent for the same period in 1999, primarily due to higher funding costs.

Interest income increased to $114.6 million for the nine months ended September 30, 2000 from $101.0 million for the same period in 1999, a 13.4 percent increase, reflecting the increase in average earning assets as well as an increase in prevailing interest rates. Interest expense increased to $65.2 million for the nine months ended September 30, 2000 from $53.7 million for the same period in 1999, a 21.6 percent increase. Cost of deposits increased 65 basis points from 5.21% for the nine months ended September 30, 1999 to 5.86% in 2000. This was caused primarily by rising rates in the Florida certificate of deposit market as a result of rising interest rates in the United States during the past twelve months. Average interest-bearing deposits increased to $1.441 billion for the nine months ended September 30, 2000 from $1.331 billion for the same period in 1999, an 8.2 percent increase. The growth in deposits was primarily a result of the Company seeking additional deposits to fund asset growth.

                           YIELDS EARNED AND RATE PAID


                                                              For the Nine Months Ended
                                       ---------------------------------------------------------------------------------
                                                   September 30, 2000                        September 30, 1999
                                       ------------------------------------    -----------------------------------------
                                         Average        Revenue/     Yield/       Average        Revenue/        Yield/
                                         Balance        Expense       Rate        Balance         Expense         Rate
                                       -----------     ---------    -------    ------------     ----------      --------
TOTAL EARNING ASSETS
LOANS:
    Commercial loans................   $ 1,042,993     $  76,288       9.77%   $  1,038,332     $   72,983          9.40%
    Acceptances Discounted..........       114,013         8,422       9.71%        110,611          7,417          8.84%
    Overdraft.......................         8,389         1,199      18.78%          8,022          1,347         22.14%
    Mortgage loans..................         2,086           126       7.94%          3,194            160          6.61%
                                       -----------     ---------               ------------     ----------
TOTAL LOANS.........................     1,167,481        86,035       9.84%      1,160,159         81,907          9.44%
                                       -----------     ---------               ------------     ----------
Time Deposit with Banks.............       143,042        10,162       9.33%        171,931         11,522          8.84%
Investments.........................       273,235        16,107       7.75%        138,699          6,469          6.15%
Federal funds sold..................        48,515         2,249       6.09%         29,659          1,104          4.91%
                                       -----------     ---------    -------    ------------     ----------      --------
      Total Investments and Time
          Deposits with Banks.......       464,792        28,518       8.06%        340,289         19,095          7.40%
                                       -----------     ---------               ------------     ----------
Total Interest Earning assets.......     1,632,243       114,553       9.27%      1,500,448        101,002          9.00%
                                                       ---------    -------                     ----------      --------
Total non interest earning assets...        70,269                                   98,262
                                       -----------                             ------------
TOTAL ASSETS........................   $ 1,702,542                             $  1,598,700
                                       ===========                             ============

INTEREST BEARING LIABILITIES
DEPOSITS:
    NOW and savings accounts........   $    21,660           400       2.43%   $     23,398            425          2.40%
    Money Market....................        44,650         2,008       5.91%         44,081          1,558          4.66%
    Presidential Money Market.......        69,427         2,961       5.60%         38,797          1,391          4.73%
    Certificate of Deposits
      (including IRA)...............     1,203,968        54,628        5.96%     1,126,761         45,750          5.35%
    Time Deposits with Banks (IBF)..       101,043         4,297       5.59%         98,129          3,434          4.61%
                                       -----------     ---------    -------    ------------     ----------      --------
TOTAL DEPOSITS......................     1,440,748        64,294       5.86%      1,331,166         52,558          5.21%
Trust preferred securities..........        12,650           925       9.75%         12,565            923          9.69%
Federal Funds Purchased.............            47             2       6.57%          1,813            104          5.20%
Other Borrowings....................            --            --         --%          1,876             74          7.56%
                                       -----------     ---------    -------    ------------     ----------      --------
Total interest bearing liabilities..     1,453,445        65,221       5.90%      1,347,420         53,659          5.25%
                                       -----------     ---------    -------    ------------     ----------      --------
Non interest bearing liabilities
    Demand Deposits.................        76,547                                   75,097
    Other Liabilities...............        56,670                                   63,573
                                       -----------                             ------------
Total non interest bearing liabilities     133,217                                  138,670
Stockholders' equity................       115,880                                  112,610
                                       -----------                             ------------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY............   $ 1,702,542                             $  1,598,700
                                       ===========                             ============
NET INTEREST INCOME/NET INTEREST
    SPREAD..........................                   $  49,332       3.37%                    $  47,343           3.75%
                                                       =========    =======                     =========       ========
MARGIN
INTEREST INCOME/INTEREST
    EARNING ASSETS..................                                   9.27%                                        9.00%
INTEREST EXPENSE/INTEREST
    EARNING ASSETS..................                                   5.28%                                        4.78%
                                                                    -------                                     --------
      NET INTEREST MARGIN...........                                   3.99%                                        4.22%
                                                                    =======                                     ========

PROVISION FOR CREDIT LOSSES AND TRANSFER RISK

The Company's provision for credit losses increased to $33.3 for the nine months ended September 30, 2000 from $17.7 million for the same period in 1999. The provision was affected by several factors including loan charge-offs of $13.5 million for the period, of which a substantial amount was related to one domestic credit relationship. The provision and charge-offs for the nine month period resulted in the allowance for credit losses increasing from $21.4 million at December 31, 1999 to $41.3 million as of September 30, 2000, a 93% increase. The allowance for credit losses was deemed to be adequate based on various methodologies utilized by the Company in estimating the adequacy of the allowance for loan losses. The level of the allowance is impacted by several factors, including loan growth, the level of criticized assets and changes in the loan portfolio composition. In addition to the previously mentioned factors, the payoff of certain criticized loans resulted in a shift from specific reserves to general reserves.

The Company's provision for transfer risk decreased from $32.0 million for the first nine months of 1999 to $8.4 million for the first nine months of 2000. The decrease was the result of a lower amount of Ecuadorian exposure becoming initially subject to ATRR requirements in the 2000 period compared to 1999. See "Allocated Transfer Risk Reserves" on page 19 for more discussion of ATRR.

NON-INTEREST INCOME

Non-interest income increased to $11.5 million for the nine months ended September 30, 2000 from $10.9 million for the same period in 1999. The increase was largely due to an increase in gain on sale of assets of $5.9 million, offset by a $2.6 million writedown of a foreign debt security due to decline in market value deemed other than temporary. These sales involved thirteen securities aggregating $57.4 million, ten of which were foreign debt securities previously written down. This increase was offset by a decrease in trade finance fees and commissions, of $1.5 million, and a decrease in structuring and syndication fees of $1.3 million.

The following table sets forth details regarding the components of non-interest income for the periods indicated.

NON-INTEREST INCOME
(Dollars in thousands)


                                                                             For the Nine Months Ended September 30,
                                                                           --------------------------------------------
                                                                                           1999 to 2000
                                                                             2000         Percent Change        1999
                                                                           ---------      --------------      ---------
Trade finance fees and commissions....................................     $   6,167              (19.3)%     $   7,638
Structuring and syndication fees......................................            25              (98.2)%         1,361
Customer service fees.................................................         1,212                6.7%          1,136
Net gain on sale of assets............................................         3,808              920.9%            373
Other.................................................................           281               19.1%            236
                                                                           ---------       ------------       ---------
Total non-interest income.............................................     $  11,493                7.0%      $  10,744
                                                                           =========       ============       =========

OPERATING EXPENSES

Operating expenses increased to $33.0 million for the nine months ended September 30, 2000 from $21.7 million for the same period in 1999, a 39.8 percent increase. During the quarter the Company recorded legal reserves of $4.5 million as discussed below. Lastly, other losses and charge-offs increased to $2.4 million largely as a result of a write off of a receivable. This miscellaneous receivable represented $1.7 million due for structuring and syndication services provided by the Bank of which the customer had made a partial payment. A dispute arose between the Bank and the client regarding the balance owed, which was settled and resulted in a write-off of $1.0 million.

In May 2000, a judge granted monetary bankruptcy preference damages against the Company of approximately $2.4 million. This judgment arose from an action filed against the Company in January 1998 objecting to the Company's proof of claim in a Chapter 11 bankruptcy proceeding involving a former borrower, and seeking damages against the Company in excess of $34 million for alleged involvement with former officers and directors of the former borrower. The Company believes the claims are without merit and is vigorously defending the action. Both the Company and the bankruptcy trustee have appealed the judge's decision. The Company estimates the loss associated with this matter could range from $0, should it prevail in its appeal, to the full amount of the judgment of $2.4 million. Based on counsel's assessment of this matter, an estimated loss of $600,000 was included in operating expenses in the consolidated financial statements as of and for the three months ended June 30, 2000. During the third quarter, counsel determined that recovery of amounts of the judgement from participating lenders was not probable, and the Company increased its accrual to $2.4 million, representing the full amount of the judgement. In addition, during the third quarter, the Company accrued $1.9 million, representing the full amount of a separate judgment against the Bank. The Company is vigorously contesting both matters. See Note 5 to the consolidated financial statements.

The following table sets forth details regarding the components of operating expenses for the periods indicated.

OPERATING EXPENSES
(Dollars in thousands)


                                                                               For the Nine Months Ended September 30,
                                                                          ----------------------------------------------
                                                                                            1999 to 2000
                                                                             2000          Percent Change       1999
                                                                          -----------      --------------    -----------
Employee compensation and benefits....................................    $    10,132             3.7%       $     9,769
Occupancy and equipment...............................................          3,670            17.8%             3,115
Legal Expenses........................................................          1,918           -10.6%             2,146
Legal Reserves........................................................          4,524           100.0%                --
Other losses & charge-offs............................................          2,498           114.2%             1,166
Other operating expenses..............................................          7,602            37.9%             5,512
                                                                          -----------        --------        -----------
Total operating expenses..............................................    $    30,344            39.8%       $    21,708
                                                                          ===========        ========        ===========


RESULTS OF OPERATIONS - THIRD QUARTER

Net interest income decreased to $16.4 million for the quarter ended September 30, 2000 from $17.4 million for the same period in 1999, a 5.7 percent decrease. This decrease was primarily due to a higher cost of funds during the period, primarily a 108 basis point increase in cost of funds partly offset by a 28 basis point increase in the rate on interest earning assets. Interest income increased to $39.4 from $35.3 million for the quarter ended September 30, 2000 and 1999, respectively, an 11.5% increase. This increase was due to growth in interest earning assets coupled with an increase in the yield earned on these assets. The US bank prime rate increased 125 basis points in the last twelve months. This prime rate increase was a factor in driving the asset yield 28 basis points higher. Cost of funds increased to 6.28% for the quarter ended September 30, 2000 from 5.20% for the same quarter last year. The increase in cost of interest bearing deposits of almost 100 basis points is attributable to higher rates paid on certificates of deposit in the Florida market. All these factors resulted in a reduction in the net interest margin of 59 basis points, to 3.99 percent for the quarter ended September 30, 2000 from 4.58 percent for the quarter ended September 30, 1999.

                           YIELDS EARNED AND RATE PAID


                                                                    For the Quarter Ended
                                       ---------------------------------------------------------------------------------
                                                  September 30, 2000                       September 30, 1999
                                       ------------------------------------    -----------------------------------------
                                         Average        Revenue/     Yield/        Average        Revenue/        Yield/
                                         Balance         Expense      Rate         Balance         Expense         Rate
                                       ------------    ----------    -----     -------------    -----------       -----
TOTAL EARNING ASSETS
LOANS:
    Commercial loans................   $  1,012,294    $   25,751     10.17%   $   1,063,169    $    25,746         9.61%
    Acceptances Discounted..........        113,907         2,967     10.19%         105,365          2,386         8.86%
    Overdraft.......................         10,197           339     13.01%           5,564            362        25.46%
    Mortgage loans..................          2,043            41      7.85%           2,178             44         7.91%
                                       ------------    ----------              -------------    -----------
TOTAL LOANS.........................      1,138,441        29,098     10.16%       1,176,276         28,538         9.63%
                                       ------------    ----------              -------------    -----------
Time Deposit with Banks.............        123,024         2,884      9.17%         197,848          4,527         8.95%
Investments.........................        334,467         6,641      7.36%         117,281          1,970         6.57%
Federal funds sold..................         43,327           731      6.60%          19,615            255         5.09%
                                       ------------    ----------              -------------    -----------
      Total Investments and Time
          Deposit with Banks........        500,818        10,256      7.73%         334,744          6,752         7.89%
                                       ------------    ----------                               -----------
      Total Interest Earning assets.      1,639,259        39,354      9.55%       1,511,020         35,290         9.27%
                                                       ----------                               -----------
Total non interest earning assets...         67,528                                   69,518
                                       ------------                            -------------
TOTAL ASSETS........................   $  1,706,787                            $   1,580,538
                                       ============                            =============
INTEREST BEARING LIABILITIES
DEPOSITS:
    NOW and savings accounts........   $     21,153           134      2.48%   $      24,661            154         2.44%
    Money Market....................         44,320           698      6.16%          42,743            529         4.84%
    Presidential Money Market.......         71,106         1,040      5.72%          49,969            602         4.71%
    Certificate of Deposits
      (including IRA)...............      1,177,721        18,834      6.26%       1,134,810         15,306         5.28%

    Time Deposits with Banks (IBF)
      and Other.....................        127,775         1,933      5.92%          79,309            953         4.70%
                                       ------------    ----------              -------------    -----------
TOTAL DEPOSITS......................      1,442,075        22,639      6.14%       1,331,492         17,544         5.16%
Trust preferred securities..........         12,650           308      9.74%          12,650            308         9.74%
Federal Funds Purchased.............             87             1      6.60%              --             --           --%
Other Borrowings....................             --            --        --%           2,391             33         5.40%
                                       ------------    ----------              -------------    -----------
Total interest bearing liabilities..      1,454,812        22,948      6.28%       1,346,533         17,885         5.20%
                                       ------------    ----------              -------------    -----------
Non interest bearing liabilities
    Demand Deposits.................         73,610                                   77,370
    Other Liabilities...............         57,844                                   50,650
                                       ------------                            -------------
Total non interest bearing liabilities      131,454                                  128,020
Stockholders' equity................        120,521                                  105,985
                                       ------------                            -------------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY............   $  1,706,787                            $   1,580,538
                                       ============                            =============

NET INTEREST INCOME/NET INTEREST
    SPREAD .........................                   $   16,406      3.27%                    $    17,405         4.07%
                                                       ==========    ======                     ===========     ========

MARGIN
INTEREST INCOME/INTEREST
    EARNING ASSETS..................                                   9.55%                                        9.27%
INTEREST EXPENSE/INTEREST
    EARNING ASSETS..................                                   5.56%                                        4.69%
                                                                     ------                                     --------
    NET INTEREST MARGIN.............                                   3.99%                                        4.58%
                                                                     ======                                     ========

PROVISION FOR CREDIT LOSSES AND TRANSFER RISK

The Company's provision for credit losses increased to $32.5 for the three months ended September 30, 2000 from $15.0 million for the same period in 1999. The provision was impacted by several factors including loan charge-offs of $11.5 million for the period, of which a substantial amount was related to one domestic credit relationship. The provision and charge-offs for the three month period resulted in the allowance for credit losses increasing from $20.2 million at June 2000 to $41.3 million as of September 30, 2000, a 104% increase. The allowance for loan losses was deemed to be adequate based on various methodologies utilized by the Company in estimating the adequacy of the allowance for loan losses which are impacted by several factors including loan growth, the level of criticized assets and changes in the loan portfolio composition.

The Company's provision for ATRR increased from $803,000 for the third quarter of 1999 $4.8 million for the same period of 2000. The increase was the result of a higher amount of Ecuadorian exposure becoming initially subject to ATRR requirements in the 2000 period compared to 1999. See "Allocated Transfer Risk Reserves" on page 19 for more discussion of ATRR.

NON-INTEREST INCOME

Non-interest income decreased to $3.5 million for the three months ended September 30, 2000 from $3.7 million for the same period in 1999. The decrease was largely due to a decrease in trade finance fees and commissions, which decreased by $599 thousand and structuring and syndication fees, which decreased by $498,000. Decreases in trade finance fees and structuring and syndication activities were affected by the slower than expected recovery of the economies in the Region coupled with an increase in domestic business which is not as fee intensive. In addition, the Company had net gains on asset sales of $1.1 million, composed of gross gains of $3.4 million from the sale of foreign debt securities previously written down, offset by a writedown of $2.6 million related to an other than temporary decline in value of a foreign debt security.

The following table sets forth details regarding the components of non-interest income for the periods indicated.

NON-INTEREST INCOME
(Dollars in thousands)


                                                                               For the Three Months Ended September 30,
                                                                          ----------------------------------------------
                                                                                           1999 to 2000
                                                                             2000         Percent Change        1999
                                                                          -----------     --------------     -----------
Trade finance fees and commissions....................................    $     1,882           -24.1%       $     2,481
Structuring and syndication fees......................................             23           -95.6%               521
Customer service fees.................................................            363             0.0%               363
Net gain on sale of assets............................................          1,116           222.5%               346
Other.................................................................            101            60.3%                63
                                                                          -----------        --------        -----------
Total non-interest income.............................................    $     3,485            -6.9%       $     3,744
                                                                          ===========        ========        ===========




OPERATING EXPENSES

Operating expenses increased to $13.2 million for the quarter ended September 30, 2000 from $7.3 million for the same period in 1999. The Company recorded legal reserves relating to two judgments, which the Company is appealing. Following the guidance of SFAS 5 and based on the conclusions reached by the Company's legal counsel, management determined that it was probable that an additional $3.9 million loss could occur in the future. The additional reserves recorded in the third quarter increases the recorded loss to the full amount of the associated judgments. See Note 5 to the consolidated financial statements.

OPERATING EXPENSES
(Dollars in thousands)

                                                                             For the Three Months Ended September 30,
                                                                          ----------------------------------------------
                                                                                           1999 to 2000
                                                                             2000         Percent Change        1999
                                                                          -----------     --------------     -----------
Employee compensation and benefits....................................    $     3,514             7.9%       $     3,258
Occupancy and equipment...............................................          1,217             8.9%             1,118
Legal Reserves........................................................          3,924           100.0%                --
Other operating expenses..............................................          4,554            55.3%             2,932
                                                                          -----------        --------        -----------
Total operating expenses..............................................    $    13,209            80.7%       $     7,308
                                                                          ===========        ========        ===========


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

Date: May 30, 2001                     Hamilton Bancorp Inc.



                                       /s/ J. Carlos Bernace
                                       -----------------------------------------
                                       J. Carlos Bernace,
                                       EXECUTIVE VICE PRESIDENT



                                       /s/ Lucious T. Harris
                                       -----------------------------------------
                                       Lucious T. Harris,
                                       EXECUTIVE VICE PRESIDENT AND CHIEF
                                       FINANCIAL OFFICER

Exhibit 1 of the Registrant's Form 10-Q for the quarterly period ended September 30, 2000 is hereby amended to read as follows:

EXHIBIT 1

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                          CALCULATION OF LOSS PER SHARE
                  (Dollars in thousands, except per share data)


                                                               As Restated,                             As Restated,
                                                                see Note 4                               see Note 4
                                                     ---------------------------------         ---------------------------------
                                                             Three Months Ended                       Nine Months Ended
                                                                September 30,                            September 30,
                                                     ---------------------------------         ---------------------------------
                                                         2000                1999                  2000                1999
                                                     ------------         ------------         ------------         ------------
Basic:
Weighted average number of common
   shares outstanding .......................          10,081,147           10,076,147           10,081,147           10,066,107
Net Loss ....................................        $    (17,874)        $     (1,240)        $     (5,337)        $     (8,363)
Basic loss per share ........................        $      (1.77)        $      (0.12)        $      (0.53)        $      (0.83)

Diluted:
Weighted average number of common
   shares outstanding .......................          10,081,147           10,076,147           10,081,147           10,066,107
Potential common shares outstanding - options             138,531              208,003              142,685              212,240
Total common and potential common
   shares outstanding .......................          10,219,678           10,284,150           10,223,832           10,278,347
Net loss ....................................        $    (17,874)        $     (1,240)        $     (5,337)        $     (8,363)
Diluted loss per share ......................        $      (1.77)        $      (0.12)        $      (0.53)        $      (0.83)
