Form 10-K
period 2000-12-31
HAMILTON BANCORP INC
filed 2001-06-08
CIK 894172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended            December 31, 2000
                           ----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________


                     Commission file number       0-20960
                                             -------------------

                              Hamilton Bancorp Inc.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Florida                                    65-0149935
-------------------------------------------------------------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

                   3750 N.W. 87th Avenue, Miami, Florida 33178
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)


Registrant's telephone number, including area code       (305) 717-5500
                                                     ----------------------
Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class             Name of Each Exchange on Which Registered
      -------------------             -----------------------------------------
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

                            [COVER PAGE 1 OF 2 PAGES]

         Indicate by check mark _ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this From 10-K. [X]

         The aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant as of May 17, 2001 was $82,827,261 based upon the average of the high and low price of a share of Common Stock as reported by the NASDAQ National Market on such date. As of May 17, 2001, 10,081,147 shares of Registrant's Common Stock were outstanding.

                            -------------------------


                      DOCUMENTS INCORPORATED BY REFERENCE.

         Certain portions of the following documents (as more specifically identified elsewhere in this Annual Report) are incorporated by reference herein:

                                      None



                            [COVER PAGE 2 OF 2 PAGES]

                           FORWARD-LOOKING STATEMENTS

         Information contained (or incorporated by reference) in this Annual Report may constitute "forward-looking statements." Statements used (or incorporated by reference) in this Annual Report which use words such as "believes," "expects," "may," "will," "should," "projected," "contemplates" or "anticipates" or the negative of such terms or other variations may constitute forward-looking statements. Forward-looking statements are inherently uncertain, and there is no assurance that such forward-looking statements will be accurate. Such forward-looking statements include, without limitation, the Company's expectations and estimates as to domestic and international business and economic conditions and its business operations, including increases or decreases in net interest income and net income and allocations of country exposures. Other factors, such as the general state of the United States economy, as well as the economic and political conditions of the countries in which the Company conducts business operations, could also cause actual results to vary materially from the future results covered in such forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS.

         GENERAL

         Hamilton Bancorp Inc. ("Hamilton Bancorp"), through its subsidiary, Hamilton Bank, N.A. ("Hamilton Bank"), (Hamilton Bancorp and Hamilton Bank are collectively referred to herein as the "Company"), is engaged in providing global trade finance with particular emphasis on trade with and between South America, Central America and the Caribbean (collectively, the "Region") and the United States or otherwise involving the Region. Management believes that trade finance provides the Company with the opportunity for profitable growth and that Hamilton Bank is the only domestic financial institution in the State of Florida focusing primarily on financing foreign trade. Through its relationships with approximately 300 correspondent banks and with importers and exporters in the United States and the Region, as well as its location in South Florida, which is becoming a focal point for trade in the Region, the Company has been able to take advantage of the substantial growth in this trade. Much of this growth has been associated with the adoption of economic stabilization policies in the major countries of the Region.

         The Company operates in all major countries throughout the Region and has been particularly active in several smaller markets, such as Guatemala, Ecuador, Panama and Peru. Management believes that these smaller markets are not primary markets for the larger, multinational financial institutions and, therefore, customers in such markets do not receive a similar level of service from such institutions as that provided by the Company. To enhance its position in certain markets, the Company has made minority investments in indigenous financial institutions in Guyana, El Salvador and Nicaragua. Historically, the Company has also strengthened its relationships with correspondent financial institutions in the Region by acting as placement agent, from time to time, for debt instruments or certificates of deposit issued by many of such institutions.

         The Company seeks to generate income by participating in multiple aspects of trade transactions that generate both fee and interest income. The Company earns fees primarily from opening and confirming letters of credit and discounting acceptances and earns interest on credit extended, primarily in the form of commercial loans, for pre- and post-export financing, such as refinancing of letters of credit, and to a lesser extent, from discounted acceptances. As the overall economy in the Region has grown and stabilized over recent years and the Company has begun to service larger customers, the balance of the Company's trade financing activities has shifted somewhat from letters of credit to the discounting of commercial trade paper and the granting of loans, resulting in relatively less fee income but increased interest income. Virtually all of the Company's business is conducted in United States dollars. Management believes that the Company's primary focus on trade finance, its wide correspondent banking network in the Region, broad range of services offered, management experience and prompt decision-making and processing capabilities provide it with important competitive advantages in the trade finance business. The Company seeks to mitigate its credit risk through its knowledge and analysis of the markets it serves, by obtaining third-party guarantees of both local banks and importers on many transactions, by often obtaining security interests in goods being financed and by the short-term, self-liquidating nature of trade transactions. At December 31, 2000, approximately 57% of the Company's loan portfolio consisted of short-term principally trade related loans maturing within 180 days and approximately 68% maturing within 365 days. Credit is generally extended under specific credit lines for each customer and country. These credit lines are reviewed at least annually.

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

DEVELOPMENTS IN CERTAIN EMERGING MARKET COUNTRIES

         The economies of various countries in the Region, including Brazil, Ecuador, Peru and Venezuela, have been characterized by frequent and occasionally drastic intervention by the governments and volatile economic cycles. Governments have often changed monetary, credit, tariff and other policies to influence the course of their respective economies. The actions of the Brazilian, Ecuadorian, Peruvian and Venezuelan Governments to control inflation and effect other policies have often involved wage and price controls as well as other interventionist measures, such as Ecuador's freezing of bank accounts early in 1999. Changes in policies in other countries in the Region involving tariffs, exchange controls, regulations and taxation could significantly increase the likelihood of causing restrictions on transfers of Dollars out of such countries, as could inflation, devaluation, social instability and other political, economic or diplomatic developments.

         Brazilian, Ecuadorian, Peruvian and Venezuelan financial and securities markets, as well as other financial and securities markets in the Region, are, to varying degrees, influenced by economic and market conditions in other emerging market countries and other countries in the Region. Although economic conditions are different in each country, investor reaction to developments in one country can have significant effects on the financial markets and securities of issuers in other countries. Over the years developments in other countries or regions of the world have adversely affected the securities and other financial markets in many emerging markets, including Brazil, Ecuador, Peru and Venezuela. A result of these difficulties has been the closing, intervention or forced consolidation of numerous banks in some countries in the Region, especially in Ecuador and Peru. To date the Ecuadorian government has guaranteed the deposits and trade obligations of the closed banks in Ecuador. These systemic collapses have a significant adverse economic effect on the economies of the countries involved. There can be no assurance that the various financial and securities markets in the Region, including Brazil, Ecuador, Peru and Venezuela, will not continue to be adversely affected by events elsewhere, especially in other emerging markets and in other countries in the Region.

         As a result of the deterioration of economic conditions in some countries in the Region, trade flows into the Region on a relative basis diminished in 1999 compared to recent years. In light of the United States' relatively strong economy, government budget surplus, relatively low interest rates, strong stock market, high employment levels and strong consumer demand, trade flows from the Region into the United States increased as such countries attempted to capitalize on export opportunities as a way to increase production, stimulate revenues and thereby "export out" of their economic difficulties. While much of the 1999 decrease in imports into the Region was reversed in 2000, the Company in 2000 continued to place more emphasis on financing imports of goods into the United States and thereby increase the relative size of its assets employed in the United Sates as compared to its exposure in the Region. In addition, prudent risk management, in particular with regard to emerging market countries, calls for avoidance of high concentrations of risk in these countries in relation to a bank's capital. Currently, United States bank regulatory agencies consider that exposure in these markets should be limited to levels that would not impair the safety and soundness of a banking institution. As a consequence, the Company's exposure in the Region continued to be significantly reduced in 2000 in relation to the Company's capital.

BACKGROUND OF THE COMPANY

         Hamilton Bancorp was formed as a bank holding company in 1988 in Miami, Florida, to acquire 99.7% of the issued and outstanding shares of Hamilton Bank. Hamilton Bank was acquired by Hamilton Bancorp to take advantage of perceived opportunities to finance foreign trade between United States corporate customers and companies in the Region, as the area emerged from the Latin American debt crisis of the early 1980s, particularly since most non-Regional financial institutions had limited interest in financing trade with the Region at that time. Members of the Company's management, who had extensive experience in trade finance in the Region, re-established contacts in the Region, primarily with banks. Hamilton Bank initially offered its services confirming letters of credit for banks in the Region. Hamilton Bank then began to market its other trade related services and products to beneficiaries of its letters of credit. As Hamilton Bank's relationships with correspondent banks developed and as it developed corporate clients in the United States, Hamilton Bank's trade finance activity continued to increase. Hamilton Bank's business expanded into its other products and services, which primarily included other types of trade financing instruments.

MARKET FOR COMPANY SERVICES

         International trade between the United States and the Region as well as between the State of Florida and the

Region has grown significantly during the five year period ended December 31, 2000. Recent treaties and agreements relating to trade are expected to eliminate certain trade barriers and open up certain economic sectors to competition, as well as to liberalize trade between the United States and many countries with respect to a variety of goods and services. A high and increasing percentage of this trade requires financing. The growth and importance of trade in the United States and the Region also increases the number of small and medium-sized firms engaged in trade and in need of trade finance services. Many financial institutions in the United States in general and Florida in particular are not adequately staffed to handle such financing on a large scale, or to judge the creditworthiness of companies or banks in the Region and, accordingly, eschew trade financing or limit the scope of their trade financing activity. This has been partially responsible for the expanding market for the Company's trade financing services.

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

         COMPETITION

         International trade financing is a highly competitive industry that is dominated by large, multinational financial institutions such as Citibank, N.A., ABN-AMRO Bank and Barclays Bank PLC, among others. With respect to trade finance in or relating to larger countries in the Region, primarily in South America, these larger institutions are the Company's primary competition. The Company has less competition from these multinational financial institutions providing trade finance services with or in smaller countries in the Region, primarily in Central America and the Caribbean, because the smaller volume of trade financing in such smaller countries has not been as attractive to these larger institutions. With respect to Central American and Caribbean countries, as well as United States domestic customers, the Company also competes with regional United States and smaller local financial institutions engaged in trade finance. Many of the Company's competitors, particularly multinational financial institutions, have substantially greater financial and other resources than the Company. In general, the Company competes on the basis of the range of services offered, convenience and speed of service, correspondent banking relationships and on the basis of the rates of fees and commissions charged. Management believes that none of the Company's significant United States competitors have the focus on trade finance and offer the range of services that the Company offers. Management further believes that the Company's strong trade culture, range of services offered, liquid portfolio, management experience, reputation and prompt decision-making and processing capabilities provide it with a competitive advantage that allows it to compete favorably with its competitors for the trade finance business in the Region. The Company also has adjusted to its competition by often participating in transactions with certain of its competitors, particularly the larger, multinational financial institutions.

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

         EMPLOYEES

         At December 31, 2000 the Company had 272 full-time employees. The Company's employees are not represented by a collective bargaining group, and the Company considers its overall relations with its employees to be good.

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

         In 1999 the Gramm-Leach-Bliley Act ( "G-L-B Act") was enacted. The G-L-B Act is a major financial services modernization law that, among other things, facilitates broad new affiliations among securities firms, insurance firms and bank holding companies by repealing the 66-year old provisions of the Glass-Steagall Act. The major provisions of the G-L-B Act became effective March 11, 2000. The G-L-B Act permits the formation of financial holding companies ("FHCs") - I.E., bank holding companies with substantially expanded powers - under which affiliations among bank holding companies, securities firms and insurance firms may occur, subject to a blend of umbrella supervision and regulation of the newly formed consolidated entity by the Federal Reserve, oversight of the FHC's bank and thrift subsidiaries by their primary federal and state banking regulators and functional regulation of the FHC's nonbank subsidiaries - such as broker-dealers and insurance affiliates - by their respective specialized regulators.

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

         Banking organizations are required to maintain a risk-based capital ratio of total capital (Tier 1 plus Tier 2) to risk-weighted assets of 8% of which at least 4% must be Tier 1 capital. The federal bank regulatory authorities may, however, set higher capital requirements when a banking organization's particular circumstances warrant. As a practical matter, banking organizations are expected to maintain capital ratios well above the regulatory minimums. The risk-based capital ratios of Hamilton Bancorp and Hamilton Bank as of December 31, 2000 and 1999 are discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources."

         In addition, the federal bank regulatory authorities have established guidelines for a minimum leverage ratio (Tier 1 capital to average total assets). These guidelines provide for a minimum leverage ratio of 3% for banking organizations that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating. Banking organizations not meeting these criteria or which are experiencing or anticipating significant growth are required to maintain a leverage ratio which exceeds the 3% minimum by at least 100 to 200 basis points. The leverage ratios of Hamilton Bancorp and Hamilton Bank as of December 31, 2000 and 1999 are discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources."

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

         See Recent Regulatory Developments on page 14.

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

         See Recent Regulatory Developments on page 14.

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

         For Hamilton Bank, the approval of the OCC is required by law for the payment of cash dividends in any calendar year if the total of all cash dividends declared by Hamilton Bank in that year exceeds the current year's net income combined with the retained net income of the two preceding years. "Retained net income" means the net income of a specified period less any common or preferred stock cash dividends declared for that period. Moreover, no cash dividends may be paid by a national bank in excess of its undivided profits account. Under the September 8, 2000 Order discussed below in Recent Regulatory Developments, Hamilton Bank also may not pay dividends without the prior approval of the OCC. See Recent Regulatory Developments on page 14.

         In addition, the Federal Reserve and the Federal Deposit Insurance Corporation have issued policy statements which provide that, as a general matter, insured banks and bank holding companies may pay cash dividends only out of current operating earnings.

         There are also statutory limits on other transfer of funds to Hamilton Bancorp and any other future non-banking subsidiaries of Hamilton Bancorp by Hamilton Bank, whether in the form of loans or other extensions of credit, investments or asset purchases. Such transfers by Hamilton Bank to Hamilton Bancorp or any other future affiliate generally are limited in amount to 10% of Hamilton Bank's capital and surplus, or 20% in the aggregate to Hamilton Bancorp and all such affiliates. Furthermore, such loans and extensions of credit are required to be fully collateralized in specified amounts depending on the nature of the collateral involved.

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

         A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically under-capitalized." Since September 8, 2000, the Bank's capital category for Prompt Corrective Action ("PCA") purposes has been "adequately capitalized." On March 28, 2001, the OCC notified the Bank of its intent to reclassify the Bank to "undercapitalized" for PCA purposes based on the findings in its most recent examination. (In fact, but for the September 8 Order requiring Hamilton Bank to achieve and maintain higher capital levels, Hamilton Bank's capital category as of December 31, 2000 would be "well capitalized", which requires that Tier 1, Total and leverage capital ratios equal or exceed 6%, 10% and 5%, respectively.") See Recent Regulatory Developments on page 14.

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

RECENT REGULATORY DEVELOPMENTS

         In February 2000, the OCC initiated a formal administrative action against Hamilton Bank alleging various unsafe and unsound practices discovered through an Examination of Hamilton Bank as of August 23, 1999. On September 8, 2000, the OCC and Hamilton Bank settled the administrative action by entering into a cease and desist order by consent (the "September 8 Order"). The September 8 Order required Hamilton Bank to comply with, among other things, certain accounting and capital requirements and to make specified reports and filings. The September 8 Order also required Hamilton Bank to maintain Tier 1, Total and leverage capital ratios of 10%, 12% and 7%, respectively, and to not pay dividends without prior written approval of the OCC. As of December 31, 2000, Hamilton Bank's Tier 1, Total and leverage capital ratios were 9.36%, 10.68% and 6.49%, respectively, and as a result, the Bank was not in compliance with the capital requirements of the September 8 Order. Failure of the Bank to comply with the terms of the September 8 Order could result in the assessment of civil money penalties, the issuance of an order by a District Court requiring compliance with the September 8 Order, the placing of restrictions on the source of deposits or, in certain circumstances, the appointment of a conservator or receiver. In addition, the FDIC may initiate a termination of insurance proceeding where there has been a violation of an order.

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

         Hamilton Bank has not agreed to the allegations in the Notice of Charges or the Proposed Amended Order, and Hamilton Bank is appealing and disputing the Notice of Charges and the Proposed Amended Order in appropriate administrative actions within the OCC through Hamilton Bank's Washington, D.C. outside regulatory counsel.

         In addition, by letter dated March 28, 2001 (the "PCA Notice"), the OCC notified the Company of its intent to "reclassify" the capital category of Hamilton Bank to "undercapitalized" for purposes of Prompt Corrective Action ("PCA") based on the OCC's determination that Hamilton Bank is engaging in unsafe and unsound banking practices. Should the OCC be successful in reclassifying Hamilton Bank, the OCC may require that Hamilton Bank comply with certain regulatory requirements as if it were truly undercapitalized, even though under OCC regulations, Hamilton Bank is classified as "adequately capitalized" because of the existence of the September 8 Order. (In fact, but for the September 8 Order requiring Hamilton Bank to achieve and maintain higher capital levels, Hamilton Bank's capital category as of December 31, 2000 would be "well capitalized", which requires that Tier 1, Total and leverage capital ratios equal or exceed 6%, 10% and 5%, respectively.)

         The regulatory requirements the OCC may impose should Hamilton Bank be reclassified under the PCA proceeding as "undercapitalized" include (i) restrictions on capital distributions, the payment of management fees, and/or asset growth, (ii) requiring OCC monitoring of the Bank, and (iii) requiring that Hamilton Bank obtain the OCC's prior approval with regards to acquisitions, branching and engaging in new lines of business.

         Hamilton Bank has not agreed to the PCA Notice and requested an administrative hearing on the PCA Notice within the OCC. The hearing was held on May 11, 2001 and to date the hearing officer has not rendered a decision.

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

         The table below summarizes the Company's owned and leased facilities.



                                                                       Approximate
Location                                   Type of Facility            Square Feet          Leased or Owned
                                         ----------------------        -----------          ---------------

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

Tampa, Florida                                   Branch                    3,000                 Leased

West Palm Beach, Florida                         Branch                    5,000                 Leased

Weston, Florida                                  Branch                    3,500                 Leased

Winter Haven, Florida                            Branch                    4,500                  Owned


ITEM 3.  LEGAL PROCEEDINGS.

         On January 13, 1998 Development Specialists, Inc., the Liquidating Trustee of the Model Imperial Liquidating Trust established under the Plan of Reorganization in the Model Imperial, Inc. Chapter 11 Bankruptcy proceeding, filed an action against Hamilton Bank in the United States Bankruptcy Court for the Southern District of Florida objecting to Hamilton Bank's proof of claim in the Chapter 11 proceeding and affirmatively seeking damages against Hamilton Bank in excess of $34 million for alleged involvement with former officers and directors of Model Imperial, Inc. in a scheme to defraud Model Imperial, Inc. and its bank lenders. The action was one of several similar actions that were filed by the Trustee against other defendants that were involved with Model Imperial seeking essentially the same amount of damages as in the action against Hamilton Bank. A trial of various bankruptcy preference claims in excess of $12,000,000 was held in November 1999. The Judge rendered a decision on May 16, 2000 holding that Hamilton Bank's proof of claim was subordinate to DSI's and granting monetary bankruptcy preference damages against Hamilton Bank in the amount of $2,448,148. Both Hamilton Bank and DSI appealed this decision. In December 2000 an agreement was reached in which Hamilton Bank made a net payment in February 2001 of approximately $3.9 million to the Liquidating Trust to settle the case. In his March 28, 2001 Order approving the settlement, the Judge specifically found that the Court had not been presented with any evidence that Hamilton Bank had actual knowledge of any transactions lacking in economic substance. The Judge also found that Hamilton Bank was unaware of Model Imperial's deteriorating financial condition and that Hamilton Bank was instead a victim of Model Imperial's inappropriate transactions.

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

   Quarter                                         High              Low
   -------                                        -------           -------

Fourth Quarter 2000                               $17.938           $ 5.875

Third Quarter 2000                                 18.438            14.00

Second Quarter 2000                                20.50             13.875

First Quarter 2000                                 18.50             13.50

Fourth Quarter 1999                                21.75             17.814

Third Quarter 1999                                 27.25             21.25

Second Quarter 1999                                26.25             20.00

First Quarter 1999                                 29.00             22.375

         The Company received a Nasdaq Staff Determination on April 19, 2001 indicating that the Company is subject to delisting, pursuant to Marketplace Rule 4310(c)(14), from the Nasdaq National Market until it files its Annual Report on Form 10-K for the period ended December 31, 2000. The trading symbol(s) for the Company's securities were changed from HABK to HABKE and HABKP to HABPE effective at the opening of business on April 23, 2001. By letter dated the May 22, 2001 Nasdaq Staff indicated that the Company is also subject to delisting, pursuant to Marketplace Rule 4310(c)(14), from the Nasdaq National Market until it files its Quarterly Report on Form 10-Q for the period ended March 31, 2001. In accordance with the Nasdaq Code of Procedures, the Company requested a hearing before a Nasdaq Listing Qualifications Panel to review the Nasdaq Staff Determination and a hearing is set for May 31, 2001. The Company expects to file its Form 10-K and first quarter Form 10-Q with the Securities and Exchange Commission prior to the hearing before the Nasdaq Listing Qualification Panel, thereby fully complying with Nasdaq rules to remain listed on the Nasdaq National Market. No assurance can be given regarding the expected filing date or the results of any review if the hearing is held.

         As of March 30, 2001 there were approximately 50 holders of record of the Company's Common Stock and the closing price of Common Stock as reported by the NASDAQ National Market for such date was $7.688. The Company has not paid any cash dividends to date on its Common Stock and does not intend to pay any such cash dividends in the foreseeable future. As stated in Part I above, the Federal Reserve has requested that Hamilton Bancorp not pay any dividends without the consent of the Federal Reserve.

ITEM 6. SELECTED FINANCIAL DATA.

TABLE ONE.  FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA.
(Dollars in thousands except per share amounts)

The selected consolidated financial data for the five years ended December 31, 2000 have been derived from the Company's audited financial statements. The data set forth below should be read in conjunction with the consolidated financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein.


                                                                       Year Ended December 31,
                                              --------------------------------------------------------------------------------
                                                  2000            1999(4)           1998             1997             1996
                                              ------------     ------------     ------------     ------------    -------------
INCOME STATEMENT DATA:
Net interest income                           $     64,275     $     67,142     $     53,981     $     38,962    $      27,250
Provision for credit losses                         45,749           20,300            9,621            6,980            3,040
Provision for transfer risks                         4,188           32,720               --               --               --
                                              ------------     ------------     ------------     ------------    -------------
Net interest income after provisions                14,338           14,122           44,360           31,982           24,210

Trade finance fees and commissions                   8,417            9,593           13,101           12,768            9,325
Structuring and syndication fees                       143            1,923            3,352            2,535              138
Customer services fees                               1,607            1,528            1,149              934            1,379
Net gain (loss) on securities transactions           6,535             (187)            (587)             108               --
Other income, net                                      206              861              (49)              97              143
                                              ------------     ------------     ------------     ------------    -------------
Non-interest income                                 16,908           13,718           16,966           16,442           10,985
                                              ------------     ------------     ------------     ------------    -------------
Loss on exchange                                        --               --           22,223               --               --
Operating expenses                                  40,903           31,872           27,476           23,423           19,630
                                              ------------     ------------     ------------     ------------    -------------
Income (loss) before income taxes                   (9,657)          (4,032)          11,627           25,001           15,565
Provision for (benefit from) income taxes           (4,506)          (1,823)           4,132            9,098            5,855
                                              ------------     ------------     ------------     ------------    -------------
Net income (loss)                             $     (5,151)    $     (2,209)    $      7,495     $     15,903    $       9,710
                                              ============     ============     ============     ============    =============
PER COMMON SHARE DATA:
Net income (loss) per common share (1)        $      (0.51)    $      (0.22)    $       0.72     $       1.73    $        1.79
Book value per common share                   $      10.17     $      11.24     $      10.87     $      10.00    $        8.07
Average weighted shares (1)                     10,081,147       10,069,898       10,390,884        9,173,680        5,430,030
AVERAGE BALANCE SHEET DATA:
Total assets                                  $  1,701,238     $  1,620,036     $  1,506,918     $  1,007,846    $     687,990
Total loans                                      1,183,613        1,181,865        1,165,225          737,921          485,758
Total deposits                                   1,522,674        1,435,272        1,301,444          842,117          574,388
Stockholders' equity                               111,810          109,334          107,915           79,311           39,969
PERFORMANCE RATIOS:
Net interest spread                                   3.15%            3.85%            3.31%            3.56%            3.89%
Net interest margin                                   3.88%            4.39%            3.90%            4.31%            4.56%
Return on average equity                             (4.61)%          (2.02)%           6.95%           20.05%           24.29%
Return on average assets                             (0.30)%          (0.14)%           0.50%            1.58%            1.41%
Efficiency ratio (2)                                 50.38%           39.42%           38.73%           42.28%           51.31%
ASSET QUALITY RATIOS:
Allowance for credit losses as a percentage
  of total loans                                      3.49%            1.88%            1.10%            1.07%            1.07%
Allowance for credit losses and ATRR as
  a % of loans                                        6.46%            4.76%            1.10%            1.07%            1.07%
NPA's as a percentage of total loans                  4.43%            1.67%            0.78%            0.48%            0.91%
Allowance for credit losses as a % of NPA's          78.83%          115.27%          141.20%          166.03%          117.97%
Allowance for credit losses and ATRR as
  a % of NPA's                                      145.83%          291.42%          141.20%          166.03%          117.97%
Net loan charge-offs as a % of average
  outstanding loans                                   2.04%            0.99%            0.61%            0.32%            0.36%
COMPANY CAPITAL RATIOS:
Leverage capital ratio                                6.65%            7.13%            7.27%            7.88%            5.80%
Tier 1 capital                                        9.78%           10.30%           10.86%           12.43%           10.20%
Total capital                                        11.10%           11.59%           12.03%           13.78%           11.50%
Average equity to average assets                      6.57%            6.75%            7.16%            7.87%            5.81%


(1) Represents diluted earnings per share and average weighted shares outstanding, respectively.

(2) Amount reflects operating expenses as a percentage of net interest income plus non-interest income.

(3) "NPA's" is the abbreviation for nonperforming assets.

(4) Certain amounts in 1999 have been reclassified for comparative purposes. Such reclassifications relate primarily to the inclusion of certain trade finance fees, commissions, structuring and syndications fees in net interest income. The amounts were not significant in the earlier periods.

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

               Hamilton Bancorp Inc. ("Bancorp") is a bank holding company which conducts operations principally through its 99.8 percent owned subsidiary Hamilton Bank, N.A. (the "Bank," collectively the "Company"). The Bank is a national bank which specializes in financing trade flows between domestic and international companies on a global basis. The Bank has a network of nine FDIC-insured branches, eight in Florida, with locations in Miami, Sarasota, Tampa, West Palm Beach, Winter Haven and Weston, and one in San Juan, Puerto Rico.

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

GOING CONCERN

               In February 2000, the OCC initiated a formal administrative action against the Bank alleging various unsafe and unsound practices discovered through an Examination of the Bank as of August 23, 1999. On September 8, 2000, the OCC and the Bank settled the administrative action by entering into a cease and desist order by consent (the "September 8 Order"). The September 8 Order required the Bank to comply with, among other things, certain accounting and capital requirements and to make specified reports and filings. The September 8 Order also required the Bank to maintain Tier 1, Total and leverage capital ratios of 10%, 12% and 7%, respectively. As of December 31, 2000, the Bank had Tier 1, Total and leverage capital ratios of 9.4%, 10.7% and 6.5%, respectively and as a result, the Bank was not in compliance with the capital requirements of the September 8 Order. Failure of the Bank to comply with the terms of the September 8 Order could result in the assessment of civil money penalties, the issuance of an order by a District Court requiring compliance with the September 8 Order, the placing of restrictions on the source of deposits or, in certain circumstances, the appointment of a conservator or receiver. In addition, the FDIC may initiate a termination of insurance proceeding where there has been a violation of an order.

              On March 28, 2001, the OCC issued a Notice of Charges for Issuance of an Amended Order to Cease and Desist (the "Notice of Charges") against the Bank. The Notice of Charges alleged that the Bank has violated certain federal banking laws and regulations by, among other things, (i) making loans in violation of applicable lending limits; (ii) failing to file accurate Call Reports; (iii) failing to file Suspicious Activity Reports ("SARs") with respect to certain transactions; (iv) failing to provide a system of internal controls to ensure ongoing compliance with the Bank Secrecy Act (the "BSA") and (v) engaging in unsafe and unsound practices. The Notice of Charges also alleged that the Bank has violated the September 8 Order by approving certain overdrafts and making certain loans, and has not complied with certain provisions of the September 8 Order. Under the Notice of Charges, the OCC seeks the issuance of an Amended Order to Cease and Desist (the "Proposed Amended Order"). Among other things, the Proposed Amended Order would require the Bank to maintain Tier 1, Total and leverage capita ratios of 12%, 14% and 9%, respectively.

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

               The 2000 consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The matters discussed above and the uncertainty of what actions the regulators might take related to them, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include the adjustments, if any, that might have been required had the outcome of the above mentioned uncertainties been known, or any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

               But for the September 8 Order requiring the Bank to achieve and maintain higher capital levels, the Bank's capital category as of December 31, 2000 would have been "well capitalized", which required that Tier 1, Total and leverage capital ratios equal or exceed 6%, 10% and 5%, respectively.

               Further, management of the Company does not believe that the ratios in the Proposed Amended Order are appropriate or warranted and Management does not intend to agree to such ratios voluntarily. In addition, Management believes the timeframes for achieving such ratios set forth in the Proposed Amended Order are commercially unreasonable.

               However, assuming that the ratios were in fact lawfully imposed and that the Bank was given a reasonable time to achieve such ratios, management believes and anticipates that the Bank would continue to take the actions outlined above in an orderly manner to meet required ratios.

               The Company's continuation as a going concern is dependent on (i) the Bank's ability to comply with the terms of regulatory orders and its prescribed capital requirement and (ii) the severity of the actions that might be taken by regulators as a result of non-compliance. However, there can be no assurance that the Bank will be able to comply with such terms and achieve these objectives.

KEY PERFORMANCE HIGHLIGHTS FOR 2000

For the year ended December 31, 2000, the Company reported a net loss of $(5.2) million, $(0.51) per diluted share, compared to a net loss of $(2.2) million, $(0.22) per diluted share for the year ended December 31, 1999 and net income of $7.5 million, $0.72 per diluted share for the year ended December 31, 1998. The return on average assets was (0.30%), (0.14% and .50% for the years ended December 31, 2000, 1999 and 1998, respectively. The return on average equity was (4.61%), (2.02%) and 6.95% for the years ended December 31, 2000, 1999 and 1998, respectively. Provisions for credit losses and transfer risks recorded against the Company's loan portfolio negatively impacted operating results for 2000 and 1999.

The Company recorded provisions for credit losses of $45.7 million, $20.3 million and $9.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. The higher level of provisions is directly related to the higher level of nonperforming loans. At December 31, 2000 nonperforming loans totaled $54.6 million, compared to a total of $18.6 million at December 31, 1999. The majority of the increase is attributable to two loans aggregating $30 million, which were placed on nonaccrual status in the fourth quarter of 2000.

Provisions for transfer risks were $4.2 million in 2000, $32.7 million in 1999 and none in 1998. Provisions for transfer risks are made to establish allocated transfer risk reserves ("ATRR"). ATRR are required in certain circumstances as set forth in guidelines established by Federal banking regulators to provide for the possibility that asset can not be serviced in the currency of payment (U.S. dollars for substantially all of the Company's assets) because of a lack of, or restraint s on the availability of, needed foreign exchange in the country of the obligor.

During 1999, as a result of economic events in Ecuador, some of the Company's Ecuadorian borrowers experienced financial difficulties and became subject to the requirements for ATRR. The ATRR requirement for Ecuador is currently 90% of the exposure amount that is subject to ATRR. As a result, the Company recorded provisions for transfer of $32.7 million in 1999. During 2000, additional exposure became subject to ATRR, requiring $4.2 million in provisions for transfer risk. At December 31, 2000, approximately $41 million of Ecuadorian exposure is subject to ATRR. The Company's total Ecuadorian exposure at December 31, 2000 was $64 million.

See "Credit Quality Review" for more discussion of the allowance for credit losses and ATRR.

During 2000, as a result of capital management strategies, the Company sold, or did not replace at maturity approximately $115 million in foreign debt securities held in the available for sale category. These securities generally had a greater risk weight for regulatory capital purposes than securities issued by the U.S. Government or its agencies. As a consequence, foreign debt securities decreased from $171 million at December 31, 1999 to $44 million at December 31, 2000. In connection with these sales, the Company realized gains of sales of $10.8 million. The Company also determined that declines in value of certain other foreign debt and equity securities were other than temporary. As a result, these securities were written down by $4.3 million, resulting in net gains from securities transactions of $6.5 million.

RESULTS OF OPERATIONS
2000 COMPARED TO 1999

NET INTEREST INCOME

               An analysis of the Company's net interest income and average balance sheet for the last three years is presented in TABLE ONE and TABLE TWO. Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds, and it constitutes the Company's principal source of income. Net interest income decreased to $64.3 million for the year ended December 31, 2000 from $67.1 million for the same period in 1999, a 4.3 percent decrease. The decrease was due largely to a higher cost of liabilities. The average rate paid on interest bearing liabilities increased from 5.36% in 1999 to 6.12% in 2000, while interest expense as a percentage of average earning assets rose from 4.82% to 5.39%. Average earning assets increased to $1,655.9 million for the year ended December 31, 2000 from $1,528.5 million for the same period in 1999, a 8.3 percent increase. This increase included growth in average investment securities, which increased approximately $149.9 million during 2000. Yields earned on average assets increased by 6 basis points compared to the same period. Average loans was $1,183.6 million for the year ended December 31, 2000 compared to $1,181.9 million for in 1999, while average interest-earning deposits due from other banks decreased to $136.4 million for the year ended December 31, 2000 from $175.9 million for the same period in 1999, a 22.5 percent decrease. Net interest margin decreased to 3.88 percent for the year ended December 31, 2000 from 4.39 percent in the prior year.

               Interest income increased to $153.5 million for the year ended December 31, 2000 from $140.8 million for the same period in 1999, a 9.0 percent increase, reflecting largely an increase in earning assets other than loans. Interest expense increased to $89.2 million for the year ended December 31, 2000 from $73.6 million for the same period in 1999, a 21.2 percent increase, reflecting the increase in deposits to fund asset growth. Average interest-bearing deposits increased to $1,445.6 million for the year ended December 31, 2000 from $1,358.3 million for the same period in 1999, a 6.4 percent increase. The growth in deposits was primarily a result of the Company increasing its core deposit base through its expanding branch network, as well as its international customers.

               An analysis of the Company's yields earned and average loan balances segregating domestic and foreign earning assets is presented in TABLE THREE. The yields earned on foreign loans was 10.0% in 2000, unchanged from 1999. Yields earned on domestic loans increased to 9.6 percent from 8.5 percent, reflecting the growth in higher yielding commercial real estate loans.

PROVISION FOR CREDIT LOSSES AND TRANSFER RISK

      The Company's provision for credit losses increased to $45.7 million for the year ended December 31, 2000 from $20.3 million for the same period in 1999. This increase was due largely to loan charge-offs against the allowance for credit losses of approximately $24 million during 2000, and an increase in nonaccrual loans from $16.5 million as of December 31, 1999 to $54.2 million as of December 31,2000. The Bank continued to utilize various methodologies in calculating its allowance for credit losses, as in previous years. These methodologies are affected by charge-offs, loan growth, changes in loan portfolio composition and the level of problem-graded assets. During 2000, management revised certain percentages used in its methodologies, increasing the formula percentage used for problem-graded assets. In addition, the level of problem graded assets increased in 2000 compared to 1999. See "Allowance for Credit Losses" beginning on page 43 for more discussion.

      The provision for transfer risk was $4.2 million in 2000 compared to $32.7 million in 1999. During 1999, approximately $36 million of the Company's Ecuadorian exposure became initially subject to ATRR requirements, which is currently 90%. As a result the provision for transfer risk in 1999 was $32.7 million. During 2000, an additional $10 million of Ecuadorian exposure subject to ATRR became initially subject to ATRR, requiring a gross provision of approximately $9 million. Offsetting this provision were paydowns on certain Ecuadorian exposures, which resulted in a reduction of the gross provision of approximately $5 million. See "Allocated Transfer Risk Reserves" beginning on page 44 for a more detailed discussion of ATRR.

      A more detailed review of the provision for credit losses is presented in TABLE SEVENTEEN through TABLE NINETEEN.

NON-INTEREST INCOME

         Non-interest income increased to $16.9 million for the year ended December 31, 2000 from $13.7 million for the same period in 1999, a 23.3 percent increase. Trade finance fees and commissions decreased by $1.2 million due largely to a change in the mix of letter of credit transactions. Structuring and syndication fees decreased from $1.8 million to $143,000 due to a substantial decrease in structuring and syndication activities as the company sought to alter the geographic mix of assets by increasing the relative portion of domestic exposure.

      During 2000, the Company sold approximately $83 million in foreign debt securities as part of its capital management strategies. These securities generally require greater capital for regulatory purposes than securities issued by the U.S. Government or its agencies. In connection with these sales, the Company realized gains of approximately $10.8 million. The Company also determined that declines in the value of certain other foreign debt and equity securities were other than temporary. As a result, these securities were written down by an aggregate of $4.3 million, which is included in net gains from securities transactions for the year ended December 31, 2000.

      Customer service fees increased 5.2% to $1.6 million reflecting the low level of growth in demand deposits, which have a significant impact on the level of customer service fee income. The changes in non-interest income from year to year are analyzed in TABLE SIX.

TABLE TWO.  YIELDS EARNED AND RATES PAID
(Dollars in thousands)




                                                                          For The Years Ended
                                ---------------------------------------------------------------------------------------------------
                                        December 31, 2000                  December 31, 1999              December 31, 1998
                                --------------------------------   ------------------------------   -------------------------------
                                                         Average                          Average                           Average
                                 Average                 Yield/    Average                 Yield/     Average                Yield/
                                 Balance     Interest     Rate     Balance     Interest     Rate      Balance    Interest    Rate
                                ----------  ----------   ------   ----------  ----------   -----    ----------  ----------   -----
Total interest earning
 assets
Loans:
    Commercial loans            $1,036,643  $  101,140     9.7%   $1,061,056  $  101,027    9.52%   $1,010,332  $   91,465    9.05%
    Acceptances discounted         117,308      11,815    10.0%      110,505      10,016    9.06%      131,158      12,165    9.27%
    Commercial real estate
     loans                          19,147       1,918   10.02%
    Overdraft                        8,490       1,634   19.25%        7,372       1,659   22.50%       12,212       2,306   18.89%
    Mortgage loans                   2,025         161    7.95%        2,932         203    6.92%       11,523         949    8.24%
                                ----------  ----------   -----    ----------  ----------   -----    ----------  ----------   -----
Total Loans                      1,183,613     116,668    9.86%    1,181,865     112,905    9.55%    1,165,225     106,885    9.17%
                                ----------  ----------   -----    ----------  ----------   -----    ----------  ----------   -----
Time deposits with banks           136,416      12,616    9.25%      175,925      17,440    9.91%      122,278      10,989    8.99%
Investments                        289,285      21,282    7.36%      139,383       8,787    6.30%       68,541       4,903    7.15%
Federal funds sold                  46,569       2,924    6.28%       31,370       1,647    5.25%       27,307       1,484    5.43%
                                ----------  ----------   -----    ----------  ----------   -----    ----------  ----------   -----
     Total investments and
        interest earning
        deposits with banks        472,270      36,822    7.80%      346,678      27,874    8.04%      218,126      17,376    7.97%
                                ----------  ----------   -----    ----------  ----------   -----    ----------  ----------   -----
Total interest earning assets    1,655,883     153,490    9.27%    1,528,543     140,779    9.21%    1,383,351     124,261    8.98%
                                            ----------   -----                ----------   -----                ----------   -----
Total non interest earning
 assets                             45,355                            91,493                           123,567
                                ----------                        ----------                        ----------
Total assets                    $1,701,238                        $1,620,036                        $1,506,918
                                ==========                        ==========                        ==========

Interest bearing liabilities

Deposits:
    NOW and Savings accounts    $   21,238         522    2.46%       23,255         566    2.43%       20,218         424    2.10%
    Money market                    44,811       2,733    6.10%       43,850       2,116    4.83%       46,342       2,177    4.70%
    Presidential money market       70,227       4,020    5.72%       44,749       2,159    4.82%        3,284         121    3.68%
    Certificate of deposits
     (including IRA)             1,208,494      74,910    6.20%    1,154,974      63,090    5.46%    1,033,030      59,730    5.78%
    Time deposits from banks
     (IBF)                         100,859       5,791    5.74%       91,507       4,293    4.69%      128,871       7,267    5.64%
                                ----------  ----------   -----    ----------  ----------   -----    ----------  ----------   -----

Total interest bearing deposits  1,445,629      87,976    6.09%    1,358,335      72,224    5.32%    1,231,745      69,719    5.66%

Trust preferred securities          12,650       1,233    9.75%       12,650       1,232    9.74%
Federal funds purchased                 90           6    6.67%        1,461          78    5.34%        3,423         197    5.77%
Other borrowings                        --          --      --%        1,356         103    7.60%        4,743         364    8.65%
                                ----------  ----------   -----    ----------  ----------   -----    ----------  ----------   -----
Total interest bearing
 liabilities                     1,458,369      89,215    6.12%    1,373,802      73,637    5.36%    1,239,911      70,280    5.67%
                                ----------  ----------   -----    ----------  ----------   -----    ----------  ----------   -----

Non interest bearing
 liabilities
    Demand deposits                 77,045                            76,937                            69,699
    Other liabilities               54,014                            59,963                            89,393
                                ----------                        ----------                        ----------
Total non interest bearing
 liabilities                       131,059                           136,900                           159,092
Stockholders' equity               111,810                           109,334                           107,915
                                ----------                        ----------                        ----------

Total liabilities and
 stockholder's equity           $1,701,238                        $1,620,036                        $1,506,918
                                ==========                        ==========                        ==========
Net interest income/
 net interest spread                        $   64,275    3.15%               $   67,142    3.85%               $   53,981    3.31%
                                            ==========   =====                ==========   =====                ==========   =====
Margin:
Interest income/interest
 earning assets                                           9.27%                             9.21%                             8.98%
Interest expense/interest
  earning assets                                          5.39%                             4.82%                             5.08%
                                                         -----                             -----                             -----
    Net interest margin                                   3.88%                             4.39%                             3.90%
                                                         =====                             =====                             =====



At December 31, 2000, 1999 and 1998, the average balance of loans that are currently non-performing and not accruing was $16.2 million, $16.6 million, and $8.6 million, respectively. The interest column does not include an amount for these loans since they were in non-accrual status.

TABLE THREE.  YIELDS EARNED - DOMESTIC AND FOREIGN EARNING ASSETS
(Dollars in thousands)



                                                                         For The Years Ended
                                ---------------------------------------------------------------------------------------------------
                                               December 31, 2000                                   December 31, 1999
                                -------------------------------------------------  ------------------------------------------------
                                                                       % of Total                                        % of Total
                                 Average                    Average     Average     Average                     Average    Average
                                 Balance     Interest      Yield/Rate    Assets     Balance     Interest       Yield/Rate   Assets
                                ----------   ----------    ----------  ----------  ----------   ----------    -----------   -----
Total interest earning assets
  Loans:
     Domestic                   $  499,246   $   48,096        9.6%       29.3%     $  350,000   $   29,918        8.5%      21.6%
     Foreign                       684,367       68,572       10.0%       40.2%        831,865       82,987       10.0%      51.3%
                                ----------   ----------      -----       -----      ----------   ----------      -----
  Total Loans                    1,183,613      116,668        9.9%       69.6%      1,181,865      112,905        9.6%      73.0%

Investment and time deposits
  with banks
     Domestic                      237,723       14,971        6.3%       14.0%        140,890        7,924        5.6%       8.7%
     Foreign                       234,547       21,851        9.3%       13.8%        205,788       19,950        9.7%      12.7%
                                ----------   ----------      -----       -----      ----------   ----------      -----
Total investments and time
  deposits banks                   472,270       36,822        7.8%       27.8%        346,678       27,874        8.0%      21.4%

Total interest earning assets    1,655,883   $  153,490        9.3%       97.3%      1,528,543    $ 140,779        9.2%      94.4%
                                             ----------      -----                                ---------      -----
 Total non interest earning
   assets                           45,355                                 2.7%         91,493                                5.6%
                                ----------                               -----      ----------                              -----
 Total Assets                   $1,701,238                               100.0%     $1,620,036                              100.0%
                                ==========                               =====      ==========                              =====



                                       For the Year Ended December 31, 1998
                                --------------------------------------------------
                                                                        % of Total
                                  Average                   Average      Average
                                  Balance     Interest     Yield/Rate     Assets
                                ----------   ----------    ----------   ----------
Total interest earning assets
  Loans:
     Domestic                   $  249,027   $   25,155       10.1%       16.5%
     Foreign                       919,424       81,730        8.9%       60.8%
                                ----------   ----------      -----       -----
  Total Loans                    1,168,451      106,885        9.1%       77.3%

Investment and time deposits
  with banks
     Domestic                       71,751        3,924        5.5%        4.8%
     Foreign                       148,750       13,452        9.0%        9.7%
                                ----------   ----------      -----       -----
Total investments and time
  deposits with banks              220,501       17,376        7.9%       14.5%
Total interest earning assets    1,388,952      124,261        8.9%       91.8%
                                ----------   ----------      -----       -----
 Total non interest earning
  assets                           123,567                                 8.2%
                                ----------                               -----
 Total Assets                   $1,506,918                               100.0%
                                ==========                               =====


TABLE FOUR.  RATE VOLUME ANALYSIS
(Dollars in thousands)



                                             Year Ended December 31, 2000                Year Ended December 31, 1999
                                                Compared to Year Ended                      Compared to Year Ended
                                                   December 31, 1999                           December 31, 1998
                                        --------------------------------------       --------------------------------------
                                                    Changes Due To:                             Changes Due To:
                                         Volume          Rate           Total         Volume          Rate          Total
                                        --------       --------       --------       --------       --------       --------
Increase (decrease) in net interest
income due to:
Loans:
  Commercial loans                      $ (2,324)      $  2,437       $    113       $  4,592       $  4,970       $  9,562
  Acceptances discounted                     617          1,182          1,799         (1,915)          (234)        (2,149)
  Commercial real estate loans             1,918             --          1,918
  Overdrafts                                 252           (277)           (25)          (914)           267           (647)
  Mortgage loans                             (63)            21            (42)          (708)           (38)          (746)
Investments and time deposits
with banks:
  Time deposits with other banks          (3,917)          (907)        (4,824)         4,821          1,630          6,451
  Investment securities                    9,450          3,045         12,495          5,068         (1,184)         3,884
  Federal funds sold                         798            479          1,277            221            (58)           163
                                        --------       --------       --------       --------       --------       --------

Total earning assets                       6,731          5,980         12,711         11,165          5,353         16,518
                                        --------       --------       --------       --------       --------       --------
Deposits:
  NOW and savings                            (49)             5            (44)            64             78            142
  Money market                                46            571            617           (117)            56            (61)
  Presidential money market                1,229            632          1,861          1,528            510          2,038
  Certificates of deposits                 2,924          8,896         11,820          7,051         (3,691)         3,360
  Time deposits with banks (IBF)             439          1,059          1,498         (2,112)          (862)        (2,974)
  Trust preferred securities                  --              1              1          1,232             --          1,232
  Federal funds purchased                    (73)             1            (72)          (113)            (6)          (119)
  Other borrowings                          (103)            --           (103)          (260)            (1)          (261)
                                        --------       --------       --------       --------       --------       --------

Total interest-bearing liabilities         4,413         11,165         15,578          7,273         (3,916)         3,357
                                        --------       --------       --------       --------       --------       --------

Change in net interest income           $  2,318       $ (5,185)      $ (2,867)      $  3,892       $  9,269       $ 13,161
                                        ========       ========       ========       ========       ========       ========


TABLE FIVE.  RATE VOLUME ANALYSIS - DOMESTIC AND FOREIGN
(Dollars in thousands)



                                                         Year Ended December 31, 2000            Year Ended December 31, 1999
                                                            Compared to Year Ended                   Compared to Year Ended
                                                               December 31, 1999                        December 31, 1998
                                                      ----------------------------------     ----------------------------------
                                                                Changes Due To:                       Changes Due To:
                                                       Volume        Rate        Total        Volume        Rate         Total
                                                      --------     --------     --------     --------     --------     --------
Increase (decrease) in net interest income due to:
Loans:
  Domestic                                            $ 12,758     $  5,420     $ 18,178     $ 10,200     $ (5,437)    $  4,763
  Foreign                                              (14,714)         299      (14,415)      (7,783)       9,040        1,257
Investments and time deposits with banks:
  Domestic                                               5,446        1,601        7,047        3,781          219        4,000
  Foreign                                                2,788         (887)       1,901        5,158        1,340        6,498
                                                      --------     --------     --------     --------     --------     --------

Total earning assets                                  $  6,278     $  6,433     $ 12,711     $ 11,356     $  5,162     $ 16,518
                                                      ========     ========     ========     ========     ========     ========




TABLE SIX.  NON-INTEREST INCOME
(Dollars in thousands)



                                                              For the Year Ended December 31,
                                              ---------------------------------------------------------------
                                                2000       % Change        1999       % Change         1998
                                              --------     --------      --------     --------       --------
Trade finance fees and commissions             $ 8,417        (12.3)%     $ 9,593        (26.8)%     $ 13,101
Structuring and syndication fees                   143        (92.6)%       1,923        (42.6)%        3,352
Customer service fees                            1,607          5.2 %       1,528         33.0 %        1,149
Net gain (loss) on securities transactions       6,535     (3,594.7)%        (187)       (68.1)%         (587)
Net gain (loss) on sale of assets                 (251)      (144.7)%         562       (355.5)%         (220)
Other                                              457         52.8 %         299         74.9 %          171
                                              --------     --------      --------       ------       --------

Total non-interest income                     $ 16,908         23.3 %    $ 13,718        (19.1)%     $ 16,966
                                              ========     ========      ========       ======       ========

OPERATING EXPENSES

         Operating expenses increased to $41.2 million for the year ended December 31, 2000 from $31.9 million for the same period in 1999, a 29.4 percent increase. The Company incurred litigation losses of $5.9 million in 2000 compared to none in 1999. The most significant case involved a settlement payment in connection with the bankruptcy of a former customer in the amount of $3.9 million which was fully included in 2000 operating results. The changes in operating expenses from year to year are analyzed in TABLE SEVEN.

         The Company's income benefit from taxes was $4.5 million in 2000, compared to $1.8 million for 1999, resulting from a higher loss before taxes in 2000. The income tax benefit in 2000 included $1.4 million in state tax benefit due to refunds received. The effective tax rate was 45% in 1999 compared to 47% in 2000. NOTE SIX of the consolidated financial statements includes an analysis of the components of the provision for income taxes.

TABLE SEVEN.  OPERATING EXPENSES
Dollars in thousands)



                                                                            For the Year Ended December 31,
                                                         --------------------------------------------------------------------
                                                                       1999 to 2000                 1998 to 1999
                                                           2000          % change           1999       % change        1998
                                                         --------        --------        --------      --------      --------
Employee Compensation and Benefits                       $ 14,110           (3.1)%       $ 14,556          0.2 %     $ 14,527
Occupancy and Equipment                                     4,841           13.3 %          4,273          1.0 %        4,229
Loss on Exchange                                                            N.A.               --       (100.0)%       22,223
Litigation settlements                                      5,891           N.A.               --         N.A.             --
Legal Expense                                               3,149          (13.2)%          3,627        126.5 %        1,601
Other Operating Expenses                                   12,912           37.1 %          9,416         32.3 %        7,119
                                                         --------          -----         --------       ------       --------

Total Operating Expenses                                 $ 40,903           29.3%        $ 31,872        (36.6)%     $ 49,699
                                                         ========          =====         ========       ======       ========


RESULTS OF OPERATIONS 1999 COMPARED TO 1998

NET INTEREST INCOME

An analysis of the Company's net interest income and average balance sheet for the last three years is presented in TABLE ONE and TABLE TWO. Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds, and it constitutes the Company's principal source of income. Net interest income increased to $67.1 million for the year ended December 31, 1999 from $54.0 million for the same period in 1998, a 24.4 percent increase. The increase was due largely to the growth in average earning assets coupled with an increase in the net interest margin. The net interest margin was positively impacted by both the higher yield on assets and a lower cost of liabilities. Average earning assets increased to $1,528.5 million for the year ended December 31, 1999 from $1,383.3 million for the same period in 1998, a 10.5 percent increase, while yields earned on average assets decreased by 23 basis points compared to the same period. Average loans increased to $1,181.9 million for the year ended December 31, 1999 from $1,165.2 million for the same period in 1998, a 1.4 percent increase, while average interest-earning deposits due from other banks increased to $175.9 million for the year ended December 31, 1999 from $122.3 million for the same period in 1998, a 43.9 percent increase. Net interest margin increased to 4.39 percent for the year ended December 31, 1999 from 3.90 percent for the same period in the prior year.

Interest income increased to $140.8 million for the year ended December 31, 1999 from $124.3 million for the same period in 1998, a 1.33 percent increase, reflecting largely an increase in loans in the United States. Interest expense increased to $73.6 million for the year ended December 31, 1999 from $70.3 million for the same period in 1998, a 4.8 percent increase, reflecting the increase in deposits to fund asset growth offset by a 31 basis point decrease in interest rates paid. Average interest-bearing deposits increased to $1,358.3 million for the year ended December 31, 1999 from $1,231.7 million for the same period in 1998, a 10.3 percent increase. The growth in deposits was primarily a result of the Company increasing its core deposit base through its expanding branch network, as well as its international customers. Average time deposits from banks decreased to $91.5 million for the year ended December 31, 1999 from $128.9 million for the same period in 1998 or a 29.0 percent decrease, due largely to the Company's reduced activities in the Region.

An analysis of the Company's yields earned and average loan balances segregating domestic and foreign earning assets is presented in TABLE THREE. The yields earned on foreign loans increased 110 basis points to 10.0 percent while yields earned on domestic loans have decreased by 160 basis points to 8.5 percent from
10.1 percent.

PROVISION FOR CREDIT LOSSES AND TRANSFER RISK

The Company's provision for credit losses increased to $20.3 million for the year ended December 31, 1999 from $9.6 million for the same period in 1998. This increase was due largely to the following factors: a) loan charge-offs against the allowance for loan losses of $11.9 million during 1999, b) the downgrading of a significant amount of the Bank's loans to borrowers in Ecuador resulted in an approximate $5 million increase to the allowance for credit losses, c) changes to the Bank's internal watch list or criticized loan list, as well as the underlying security on these loans, and d) an increase of $8.0 million to $16.6 million in nonaccrual loans as of December 31, 1999 resulted in allocated specific reserves of $6.2 million. The Bank continued to utilize various methodologies in calculating its allowance for credit losses, as in previous years. These methodologies are affected by charge-offs, loan growth, changes in loan portfolio composition and the level of criticized assets. Changes in cross border outstandings affected the allowance for credit losses to the extent of the amount of loans included in the cross border outstandings.

      The provision for transfer risk was $32.7 million in 1999 compared to none for 1998. During 1999, approximately $36 million of the Company's Ecuadorian exposure became subject to ATRR requirements, which is currently 90%. See "Allocated Transfer Risk Reserves" beginning on page 44 for a more detailed discussion of ATRR.

A more detailed review of the provision for credit losses and transfer risk is presented in TABLE SEVENTEEN through TABLE NINETEEN.

NON-INTEREST INCOME

Non-interest income decreased to $13.7 million for the year ended December 31, 1999 from $17.6 million for the same period in 1998, a 21.8 percent decrease. Trade finance fees and commissions decreased by $3.5 million due largely to lower letter of credit volume which is related to slow economic conditions in the Region. Structuring and syndication fees decreased by $1.4 million as a result of fewer structuring and syndication transactions completed during the year; decreasing these fees to $1.9 million from $3.4 million for the years ended December 31, 1999 and 1998, respectively. Customer service fees increased by $379 thousand due largely to Harmoney(R) related fees charged during the period. Harmoney(R) is the Bank's remote banking system which allows customers to access trade finance services and cash management through the internet. The changes in non-interest income from year to year are analyzed in TABLE SIX.

OPERATING EXPENSES

Operating expenses decreased to $31.8 million for the year ended December 31, 1999 from $50.3 million for the same period in 1998, a 36.6 percent decrease. The most significant component of the decrease was the loss on exchange recorded in 1998, as discussed below. Legal expense increased as a result of various litigation actions commenced by or against the Company in 1998 which continued in 1999. The changes in operating expenses from year to year are analyzed in TABLE SEVEN.

During 1998, the Company sold certain loans from Russian borrowers for aggregate proceeds of $20 million, and purchased certain securities issued by Latin American parties at an aggregate cost of $94 million. These transactions were originally accounted for as separate unrelated transactions and no gain or loss was recorded. During 2000, the Company determined that they should have been accounted for as one related exchange transaction. In connection therewith, a loss of $22.2 million was recorded in 1998 to write down the securities acquired to their estimated fair value at the time of acquisition.

The Company's income tax benefit was $1.8 million in 1999, compared to a provision of $4.1 million for 1998. NOTE SIX of the consolidated financial statements includes an analysis of the components of the provision for income taxes.

 BALANCE SHEET REVIEW

 OVERVIEW

The Company manages its balance sheet by monitoring interest rate sensitivity, credit risk, liquidity risk and capital positions to reduce the potential adverse impact on net interest income that might result from changes in interest rates. Control of interest rate risk is conducted through systematic monitoring of maturity mismatches. The Company's investment decision-making takes into account not only the rates of return and their underlying degree of risk, but also liquidity requirements, including minimum cash reserves, withdrawal and maturity of deposits and, repayments and funding of loans and other assets.

Total consolidated assets increased 2.4 percent, or $41.0 million for the year ended December 31, 2000, which included a decrease of $39.4 million in gross interest-earning assets, an increase of $29.0 million in allowances and unearned income, and an increase of $108.8 million in non-interest earning assets. The decrease in interest earning assets includes an increase in loans of $96.0 million, offset by a decrease in federal funds sold, deposits with other banks and securities aggregating $133.8 million. The overall increase in consolidated assets was principally funded by deposits from the branch network.

CASH, DEMAND DEPOSITS WITH OTHER BANKS AND FEDERAL FUNDS SOLD

Cash, demand deposits with other banks and federal funds sold are considered cash and cash equivalents. Balances of these items fluctuate daily depending on many factors which include or relate to the particular banks that are clearing funds, loan payoffs, deposit gathering and reserve requirements. Cash, demand deposits with other banks and federal funds sold were $129.6 million at December 31, 2000 compared to $85.1 million at December 31, 1999.

At December 31, 2000, the Company did not invest all available liquid assets in the overnight funds markets. As a result, cash and demand deposits with other banks increased $103.6 million compared to the prior year-end, while federal funds sold decreased $59.1 million over the same period. The level of uninvested cash at December 31, 2000 was temporary.

INTEREST-EARNING DEPOSITS WITH OTHER BANKS AND SECURITIES

Interest-earning deposits with other banks decreased to $110.0 million at December 31, 2000 from $165.7 million at December 31, 1999. As part of its overall liquidity management process, the Company places funds with foreign correspondent banks. These placements are primarily short-term, typically 180 days or less. The purpose of these placements is to obtain an enhanced return on high quality short-term instruments and to solidify existing relationships with correspondent banks. The banks with which placements are made and the amount placed are approved by the Bank's Asset Liability Committee. In addition, this Committee reviews adherence with internal interbank liability policies and procedures. TABLE EIGHT presents the geographic distribution of interest-earning deposits with other banks. The level of such deposits has decreased, principally related to reductions in Ecuador, Bahamas and the Dominican Republic. The short-term nature of these deposits allows the Company the flexibility to redeploy these assets into higher yielding loans which are largely related to the financing of trade.

Investment securities decreased to $255.3 million at December 31, 2000 from $274.3 million at December 31, 1999. Foreign debt securities decreased $127.1 during 2000, to $44.1 million. Sales and maturities of foreign securities during 2000 totaled $148.2, offset by purchases of $33.0 million. In late 1999, the Company made a decision to reclassify all foreign debt securities to available for sale. During 2000 in connection with capital management strategies a significant amount of the securities were sold, or not replaced at maturity. The proceeds from these sales and maturities were primarily used to purchase U.S. government and agency securities, which increased from $54.7 million at December 31, 1999 to $168.6 million at December 31, 2000.

         NOTE TWO to the consolidated financial statements reports amortized fair value and maturity information on the securities portfolio.

TABLE EIGHT.  INTEREST-EARNING DEPOSITS WITH OTHER BANKS (1)
(In thousands of U.S. dollars)



Country                             December 31, 2000
-------                             -----------------

Argentina                              $  36,771
Suriname                                  24,868
Panama                                    15,850
Ecuador                                    6,000
Dominican Republic                         9,000
British West Indies                        8,000
El Salvador                                5,000
Jamaica                                    3,500
Bolivia                                    1,000
                                       ---------
Total                                  $ 109,989
                                       =========





LOAN PORTFOLIO

The Company's gross loans increased by $96.0 million during the year ended December 31, 2000 compared to December 31, 1999. The increase was primarily attributable to growth in U.S. lending activities, which represented 90% of the total growth. At December 31, 2000, U.S. loans represented 44% of the total loan portfolio, compared to 40% at December 31, 1999. This trend reflects the Company's efforts to increase geographic diversification of its lending by increasing U.S. exposure. Details on the loans by type are shown in TABLE NINE below.

The Company's loan portfolio is largely trade related in nature and is relatively short-term. Approximately 62 percent of loans had maturities of less than one year as of December 31, 2000, compared to 69% as of December 31, 1999. The decrease in this percentage reflects the Company's increased domestic lending activity, which primarily involves longer-term real estate loans. Nevertheless, the loan portfolio is an important source of liquidity since the Company's predominant business, international trade finance, is self-liquidating in nature and a significant part of the loans and extensions of credit mature within one year. The term to maturity of the Company's loans at December 31, 2000 and 1999 are shown on TABLE TEN.

TABLE NINE.  LOANS BY TYPE
(In thousands)



                                                                         Years Ended December 31,
                                              ----------------------------------------------------------------------------------
                                                  2000             1999             1998               1997              1996
                                              ----------        ----------        ----------        ----------        ----------
Domestic:

Commercial and industrial (1)                 $  380,926        $  394,841        $  289,264        $  179,673        $  110,750
Commercial Real Estate                            83,082                --                --                --                --
Acceptances discounted                            76,148            59,040            56,706            45,153            23,314
Residential mortgages                              1,812             2,140            10,494            12,008            10,610
                                              ----------        ----------        ----------        ----------        ----------

Subtotal Domestic                                541,968           456,021           356,464           236,834           144,674

Foreign:

Banks and other financial institutions           153,119           246,155           302,371           349,643           129,376
Commercial and industrial (1)                    405,152           338,411           395,987           319,925           179,824
Acceptances discounted                            64,100            59,256            72,597            55,301            80,935
Government and official institutions              69,841            38,358            39,309             3,091               750
                                              ----------        ----------        ----------        ----------        ----------

Subtotal Foreign                                 692,212           682,180           810,264           727,960           390,885
                                              ----------        ----------        ----------        ----------        ----------

Total loans                                   $1,234,180        $1,138,201        $1,166,728        $  964,794        $  535,559
                                              ==========        ==========        ==========        ==========        ==========




(1) Includes pre-export financing, warehouse receipts and refinancing of letters of credits.

TABLE TEN.  LOAN MATURITIES
(In thousands)



                                                       As of December 31, 2000 (1)
                                                      -----------------------------
                                                      Mature After
                                          Mature         One But          Mature
                                          Within         Within         After Five
                                         One Year       Five Years        Years           Total
                                        ----------    ------------      ----------      ----------
Domestic loans:
  Commercial and Industrial             $  238,835      $  189,827      $   35,093      $  463,755
  Acceptances discounted                    76,148              --              --          76,148

Foreign loans:
  Commercial and Industrial                393,552         173,672          60,888         628,112
  Acceptances discounted                    63,419             681              --          64,100
                                        ----------      ----------      ----------      ----------

Total                                   $  771,954      $  364,180      $   95,981      $1,232,115
                                        ==========      ==========      ==========      ==========

Fixed                                   $  414,637      $  216,649      $   65,940      $  697,226
Adjustable                                 357,317         147,531          30,041         534,889
                                        ----------      ----------      ----------      ----------

Total fixed and adjustable              $  771,954      $  364,180      $   95,981      $1,232,115
                                        ==========      ==========      ==========      ==========


                                                        As of December 31, 1999 (1)
                                                      -----------------------------
                                                      Mature After
                                          Mature         One But          Mature
                                          Within         Within         After Five
                                         One Year       Five Years        Years           Total
                                        ----------    ------------      ----------      ----------
Domestic loans:
  Commercial and Industrial             $  242,717      $  132,416      $   19,492      $  394,625
  Acceptances discounted                    59,040              --              --          59,040

Foreign loans:
  Commercial and Industrial                434,781         172,830          15,314         622,925
  Acceptances discounted                    58,161           1,095              --          59,256
                                        ----------      ----------      ----------      ----------

Total                                   $  794,699      $  306,341      $   34,806      $1,135,846
                                        ==========      ==========      ==========      ==========

Fixed                                   $  496,518      $  207,850      $   27,518      $  731,886
Adjustable                                 298,181          98,491           7,288         403,960
                                        ----------      ----------      ----------      ----------

Total fixed and adjustable              $  794,699      $  306,341      $   34,806      $1,135,846
                                        ==========      ==========      ==========      ==========


(1) Does not include mortgage loans and installment loans in the aggregate amount of $2.1 million in 2000 and $2.3 million in 1999.

TABLES ELEVEN AND TWELVE reflect the Company's loans by country and cross-border outstanding by country. The aggregate amount of the Company's cross-border outstandings by primary credit risk includes cash and demand deposits with other banks, interest earning deposits with other banks, investment securities, due from customers on bankers acceptances, due from customers on deferred payment letters of credit and net loans. Exposure levels in any given country at the end of each period may be impacted by the flow of trade between the United States (and to a large extent, Florida) and the given countries, the price of the underlying goods or commodities being financed and the overall economic conditions in a given country.

At December 31, 2000 approximately 32.7 percent in principal amount of the Company's loans were outstanding to borrowers in five countries other than the United States: Panama (11.2 percent), Guatemala (8.6 percent), El Salvador (4.5 percent), Ecuador (4.4 percent) and Jamaica (4.0 percent). The United States exposure grew $85.9 million representing 43.9 percent of the loan portfolio compared to 30.6 percent in 1998.

Panamanian loan exposure is over 10 percent of loans and has decreased to 11.2 percent at December 31, 2000. The bulk of the credit relationships in Panama relate to the financing of short-term trade transactions with companies operating out of the Colon Free Zone. The latter represents the second largest free trading zone in the world after Hong Kong. The companies operate largely as importers and exporters of consumer goods, such as electronic goods and clothing.

TABLE ELEVEN.  LOANS BY COUNTRY
(Dollars in thousands)



                                                                At December 31,
                           -----------------------------------------------------------------------------------------
                                       2000                           1999                            1998
                           -------------------------       -------------------------       -------------------------
                                               % of                            % of                           % of
                                               Total                           Total                          Total
Country                      Amount            Loans         Amount            Loans         Amount            Loans
-------                    ----------          -----       ----------          -----       ----------          -----
United States              $  541,968           43.9%      $  456,021           40.1%      $  356,464           30.6%
Argentina (2)                      --             --           35,494            3.1%          36,276            3.1%
Bolivia (2)                        --             --               --             --           20,816            1.8%
Brazil (2)                         --             --           49,214            4.3%          54,862            4.7%
British West Indies            24,115            2.0%          22,082            1.9%              --             --
Colombia                       21,176            1.7%          28,437            2.5%          41,911            3.6%
Dominican Republic             36,374            3.0%          41,604            3.7%          29,563            2.5%
Ecuador                        53,688            4.4%          65,622            5.8%          46,917            4.0%
El Salvador                    55,871            4.5%          45,847            4.0%          37,196            3.2%
Guatemala                     105,945            8.6%          66,531            5.8%         119,227           10.2%
Honduras                       38,232            3.1%          42,352            3.7%          59,564            5.1%
Jamaica                        49,346            4.0%          28,628            2.5%          29,066            2.5%
Mexico (2)                         --             --               --             --           22,983            2.0%
Nicaragua (2)                  22,527            1.8%              --             --               --             --
Panama                        138,425           11.2%         127,419           11.2%         118,680           10.2%
Peru                           37,494            3.0%          29,648            2.6%          49,382            4.2%
Suriname (2)                       --             --               --             --           21,868            1.9%
Venezuela (2)                      --             --           17,842            1.6%          19,756            1.7%
Other (1)                     109,018            8.8%          81,460            7.2%         102,197            8.8%
                           ----------          -----       ----------          -----       ----------          -----
Total                      $1,234,179          100.0%      $1,138,201          100.0%      $1,166,728          100.0%
                           ==========          =====       ==========          =====       ==========          =====



(1) Other consists of loans to borrowers in countries in which loans did not exceed 1 percent of total assets.
(2) These countries had loans which did not exceed 1 percent of total assets in the periods indicated.

At December 31, 2000 approximately 24.2 percent in cross-border outstanding were due from borrowers in five countries other than the United States: Panama (8.0 percent), Guatemala (6.0 percent), Ecuador (3.6 percent), El Salvador (3.4 percent) and Argentina (3.2 percent).

Brazil cross-border exposure outstandings decreased to 1.1 percent of total cross border outstandings as of December 31, 2000 from 10.1 percent as December 31, 1999 as a result of the maturity of inter-bank placements or deposits with foreign-owned multinational banks doing business in this country. These deposits were placed in 1999 and were short-term in nature (one year or less).

TABLE TWELVE. TOTAL CROSS-BORDER OUTSTANDING BY COUNTRY AND TYPE (3) (Dollars in millions)


                                                               At December 31,
                               ----------------------------------------------------------------------------
                                               % of                       % of                       % of
                                               Total                      Total                      Total
                                2000           Assets      1999           Assets      1998          Assets
                               ------          ------     ------          ------     ------         ------
Argentina                      $   55           3.2%      $  113           6.6%      $   57           3.4%
Bahamas (2)                        --            --           21           1.2%          --            --
Bolivia (2)                        --            --           18           1.0%          26           1.5%
Brazil                             20           1.1%         173          10.1%          94           5.6%
British West Indies (2)            18           1.0%          --            --           36           2.1%
Colombia                           22           1.3%          48           2.8%          49           2.9%
Costa Rica (2)                     --            --           --            --           16           0.9%
Dominican Republic                 41           2.4%          55           3.2%          48           2.8%
Ecuador                            63           3.6%          78           4.5%         100           5.9%
El Salvador                        60           3.4%          44           2.6%          52           3.1%
Guatemala                         105           6.0%          68           4.0%         131           7.7%
Honduras                           29           1.7%          43           2.5%          69           4.1%
Jamaica                            50           2.9%          35           2.0%          40           2.4%
Mexico (2)                         --            --           20           1.2%          23           1.4%
Nicaragua (2)                      20           1.1%          --            --           15           0.9%
Panama                            139           8.0%         116           6.7%         118           7.0%
Peru                               38           2.2%          42           2.4%          56           3.3%
Suriname                           31           1.8%          32           1.9%          27           1.6%
United Kingdom (2)                 --            --           15           0.9%          --            --
Venezuela                          17           1.0%          17           1.0%          19           1.1%
Other (1)                          80           4.5%          75           4.4%          76           4.4%
                               ------          ----       ------          ----       ------          ----
Total                          $  788          45.2%      $1,013          59.0%      $1,052          62.1%
                               ======          ====       ======          ====       ======          ====


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

As a result of the economic problems in Ecuador that resulted in the closure of several banks and culminated with the country defaulting on its external debt, the following selective disclosure is provided on Ecuador:

Amounts in millions:

       Aggregate Outstandings at December 31, 1999          $      79.3 (1)
           Changes in Other Outstandings:
              Additional Outstandings                               5.3
              Interest Income Accrued                               6.5
              Collections of: Principal                           (19.2)
              Collections of: Interest                             (6.6)
                                                            -----------
       Aggregate Outstandings at December 31, 2000          $      65.3 (2)
                                                            ===========

(1) Includes interest accrued and not paid of $1.7 million.
(2) Includes interest accrued and not paid of $1.5 million.

TOTAL CROSS-BORDER OUTSTANDINGS BY TYPE

                                                   At December 31,
                                           --------------------------------
                                            2000        1999          1998
                                           -----      -------       -------
Government and official institutions       $ 200        $ 114          $ 69
Banks and other financial institutions       112          451           489
Commercial and industrial                    414          384           408
Acceptances discounted                        62           64            86
                                           -----      -------       -------

Total                                      $ 788      $ 1,013       $ 1,052
                                           =====      =======       =======

DUE FROM CUSTOMERS ON BANKERS' ACCEPTANCES AND DEFERRED PAYMENT LETTERS OF
CREDIT.

Due from customers on bankers' acceptances and deferred payment letters of credit were $31.5 million and $997 thousand, respectively, at December 31, 2000 compared to $27.8 million and $5.8 million, respectively, at December 31, 1999. These assets represent a customer's liability to the Company while the Company's corresponding liability to third parties is reflected on the balance sheet as "Bankers Acceptances Outstanding" and "Deferred Payment Letters of Credit Outstanding."

DEPOSITS

The primary sources of the Company's domestic time deposits are its eight branches located in Florida and one in Puerto Rico. The Company has three branches in Miami, one each in Tampa, Winter Haven, Sarasota, West Palm Beach and Weston. In pricing its deposits, the Company analyzes the market carefully, attempting to price its deposits competitively with financial institutions in the area. TABLE TWO provides information on average deposit amounts and rates paid to each deposit category. Total deposits were $1,582.3 million at December 31, 2000 compared to $1,535.6 million at December 31, 1999.

Average interest-bearing deposits increased by 6.4 percent to $1,445.6 million at December 31, 2000 from $1,358.3 million at December 31, 1999. The Company expanded its Presidential Money Market deposits over the year which increased to an average of $70.2 million for 2000 compared to an average of $44.7 million for 1999. The Presidential Money Market account has the same characteristics as a money market account, except that the Presidential account has a higher minimum balance requirement and offers a higher yield. The remainder of the growth in deposits occurred in certificates of deposits due to the higher rates offered on the Company's products as compared to competing institutions.

TABLE THIRTEEN reports maturity periods of certificate of deposits of $100,000 and greater.

TABLE THIRTEEN. MATURITIES OF AND AMOUNTS OF CERTIFICATES OF DEPOSITS AND OTHER TIME DEPOSITS $100,000 OR MORE AT DECEMBER 31, 2000
(In thousands)


                             Certificates         Other Time
                               of Deposit         Deposits-IBF
                            $100,000 or More    $100,000 or More    Total
                            ----------------    ----------------  ----------

Three months or less           $ 112,030            $ 13,267      $ 125,297
Over 3 through 6 months          141,239                 360        141,599
Over 6 through 12 months         130,715               1,269        131,984
Over 12 months                   116,105                   -        116,105
                               ----------           ---------     ----------

Total                          $ 500,089            $ 14,896      $ 514,985
                               ==========           =========     ==========

TRUST PREFERRED SECURITIES

In December 1998, the Company issued $11 million in Beneficial Unsecured Securities, of Series A ("Trust Preferred Securities") out of a guarantor trust at a rate of 9.75 percent. Trust Preferred Securities increased by $1.7 million upon the exercise of an over-allotment option by the underwriter in January 1999. The Trust Preferred Securities are considered Tier I capital for regulatory purposes. See NOTE SEVEN to the Consolidated Financial Statements for further details.

OFF-BALANCE SHEET

CONTINGENCIES

In the normal course of business, the Company utilizes various financial instruments with off-balance sheet risk to meet the financing needs of its customers, including commitments to extend credit, commercial letters of credit, shipping guarantees, standby letters of credit and forward foreign exchange contracts.

TABLE FOURTEEN reports the total volume and average monthly volume of the Company's export and import letters of credit for the periods indicated. The letter of credit volume increased by 10 percent during 2000 to $577.5 million from $524.8 million as a result of greater domestic volume involving the importation of goods into the U.S.

TABLE FOURTEEN.  CONTINGENCIES - COMMERCIAL LETTERS OF CREDIT
(In thousands)



                                                                  Year Ended December 31,
                                   ----------------------------------------------------------------------------------------
                                             2000                            1999                           1998
                                   ------------------------        ------------------------        ------------------------
                                                   Average                          Average                         Average
                                    Total          Monthly          Total           Monthly         Total           Monthly
                                    Volume         Volume           Volume          Volume          Volume          Volume
                                   --------        --------        --------        --------        --------        --------
Export Letters of Credit(1)        $224,168        $ 18,681        $227,904        $ 18,992        $397,683        $ 33,140
Import Letters of Credit(1)         353,361          29,447         296,943          24,745         349,099          29,092
                                   --------        --------        --------        --------        --------        --------

Total                              $577,529        $ 48,128        $524,847        $ 43,737        $746,782        $ 62,232
                                   ========        ========        ========        ========        ========        ========


(1) Represents certain contingent liabilities not reflected on the Company's balance sheet.


The Company provides letter of credit services globally. TABLE FIFTEEN sets forth the distribution of the Company's contingent liabilities by country of the applicant and issuing bank for import and export letters of credits as of December 31, 2000, 1999 and 1998, respectively. As shown by the table, contingent liabilities increased by 5.5 percent to $159.8 million at December 31, 2000 from $151.4 million at December 31, 1999 as a result of increased letters of credit related to domestic corporate names.

TABLE FIFTEEN.  CONTINGENT LIABILITIES (1)
(In thousands)


                                        At December 31,
                          ----------------------------------------
                            2000            1999             1998
                          --------        --------        --------
Argentina (3)             $     --        $     --        $  1,680
Aruba (3)                       --           3,720              --
Bolivia (3)                     --              --           3,890
Costa Rica (3)                  --           9,893           2,846
Dominican Republic          23,880           4,707           7,015
Ecuador (3)                  2,305              --           3,703
El Salvador                  1,651           2,734           1,995
Guatemala                   12,347           9,475          26,132
Guyana                       2,107           4,165           2,374
Haiti (3)                       --           5,705           2,088
Honduras                     1,957           4,174           2,427
Jamaica (3)                 10,194              --              --
Panama                       7,564          14,242          14,538
Paraguay (3)                 2,398              --           1,961
Peru (3)                     2,337           3,573              --
Suriname                     2,248           5,677          11,690
Switzerland (3)                 --              --           1,588
United States               85,617          74,643          39,415
Venezuela (3)                   --           2,593              --
Other (2)                    5,179           6,143           5,374
                          --------        --------        --------
Total                     $159,784        $151,444        $128,716
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

LIQUIDITY

The Company seeks to manage its assets and liabilities to reduce the potential adverse impact on net interest income that might result from changes in interest rates through systematic monitoring of maturity mismatches. The Company's investment decision-making takes into account not only the rates of return and their underlying degree of risk, but also liquidity requirements, including minimum cash reserves, withdrawal and maturity of deposits, and repayments and funding of loans and other assets. For any given period, the pricing structure is matched when an equal amount of assets and liabilities reprice. An excess of assets or liabilities over these matched items results in a gap or mismatch, as shown on TABLE SIXTEEN. A positive gap denotes asset sensitivity and normally means that an increase in interest rates would have a positive effect on net interest income while a decrease in interest rates would have a negative effect on net interest income. However, because different types of assets and liabilities with similar maturities may reprice at different rates or may otherwise react differently to changes in overall market rates or conditions, changes in prevailing interest rates may not necessarily have such effects on net interest income. Substantially all of the Company's assets and liabilities are denominated in dollars and therefore the Company has no material foreign exchange risk.

         Cash and cash equivalents were $129.6 million on December 31, 2000, an increase of $44.5 million from $85.1 million on December 31, 1999. During 2000, net cash provided by operating activities was $42.3 million, net cash used in investing activities was $44.6 million and net cash provided by financing activities was $46.7 million. For further information on cash flows, see the Consolidated Statement of Cash Flows in the Consolidated Financial Statements.

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

         Historically, the Company has increased its level of deposits to allow for its planned asset growth. Customer deposits have increased through the branch network, and private banking customers, as well as deposits related to the trade activity. The majority of the Company's deposits are short-term and closely match the short-term nature of the Company's assets. At December 31, 2000 interest-earning assets maturing or repricing within 180 days were $1.171 billion, representing 73.3 percent of total earning assets. The short-term nature of the loan portfolio and the fact that a portion of the loan portfolio consists of bankers' acceptances provides additional liquidity to the Company. Liquid assets, net of assets pledged to secure public deposits, at December 31, 2000 were approximately $442 million, 25 percent of total assets, and consisted primarily of cash and cash equivalents, due from banks-time and available for sale securities TABLE SIXTEEN presents the projected maturities or interest rate adjustments of the Company's earning assets and interest-bearing funding sources based upon the contractual maturities or adjustment dates at December 31, 1999. The interest-earning assets and interest-bearing liabilities of the Company and the related interest rate sensitivity gap given in the following table may not be reflective of positions in subsequent periods.

TABLE SIXTEEN.  INTEREST RATE SENSITIVITY
(Dollars in thousands)

                                                                         December 31, 2000
                                      -------------------------------------------------------------------------------------------
                                        0 to 30     31 to 90    91 to 180     181 to 365     1 to 5        Over 5
                                          Days        Days         Days          Days         Years         Years        Total
                                      ----------   ----------   ----------    ----------    ----------    ----------   ----------
Earning Assets:
   Loans                              $  633,284   $  118,409   $  129,931    $   71,269    $  214,452    $   66,835   $1,234,180

   Federal funds sold                      4,266            0            0             0             0             0        4,266

   Investment securities                  15,501      154,974       20,436        10,167        15,654        33,505      250,237

   Interest earning deposits with
     other banks                          36,979       36,760       20,750        15,500             0             0      109,989
                                      ----------   ----------   ----------    ----------    ----------    ----------   ----------

Total                                    690,030      310,143      171,117        96,936       230,106       100,340    1,598,672
                                      ----------   ----------   ----------    ----------    ----------    ----------   ----------
Funding Sources:
   Savings and transaction deposits      156,568            0            0             0             0             0      156,568

   Certificates of deposits of $100k
    or more                               46,919      109,821      112,901       114,343       116,002           103      500,089

   Certificates of deposits under
    $100k                                 42,135      122,840      148,900       197,024       254,730            47      765,676

   Other time deposits                    12,457          811          360         1,269             0             0       14,897

   Funds overnight                        54,300            0            0             0             0             0       54,300

   Trust preferred securities                  0            0            0             0             0        12,650       12,650
                                      ----------   ----------   ----------    ----------    ----------    ----------   ----------

Total                                 $  312,379   $  233,472   $  262,161    $  312,636    $  370,732    $   12,800   $1,504,180
                                      ----------   ----------   ----------    ----------    ----------    ----------   ----------

Interest sensitivity gap              $  377,651   $   76,671   ($  91,044)   ($ 215,700)   ($ 140,626)   $   87,540   $   94,492
                                      ==========   ==========   ==========    ==========    ==========    ==========   ==========

Cumulative gap                        $  377,651   $  454,322   $  363,278    $  147,578    $    6,952    $   94,492
                                      ==========   ==========   ==========    ==========    ==========    ==========
Cumulative gap as a percentage
   of total earning assets                 23.62%       28.42%       22.72%         9.23%         0.43%         5.91%
                                      ==========   ==========   ==========    ==========    ==========    ==========


                                                                           December 31, 2000
                                        -------------------------------------------------------------------------------------------
                                          0 to 30     31 to 90    91 to 180     181 to 365     1 to 5        Over 5
                                            Days        Days         Days          Days         Years         Years        Total
                                        ----------   ----------   ----------    ----------    ----------    ----------   ----------
Earning Assets:
   Loans                                 $  223,001   $  215,045   $  220,886    $  135,581   $  307,825   $   35,863   $1,138,201

   Federal funds sold                        63,400           --           --            --           --           --       63,400

   Investment securities                     20,942       26,461       43,343        49,310       24,726      106,040      270,822

   Interest earning deposits with
     other banks                             19,800       31,250       44,477        45,158       25,000           --      165,685
                                          ----------   ----------   ----------    ----------   ----------   ----------   ----------

Total                                       327,143      272,756      308,706       230,049      357,551      141,903    1,638,108
                                         ----------   ----------   ----------    ----------   ----------   ----------   ----------

Funding Sources:
   Savings and transaction deposits          37,699       28,663       67,828            --           --           --      134,190

   Certificates of deposits of $100k
    or more                                  46,687       40,723      109,583       136,999       75,433           --      409,425

   Certificates of deposits under $100k      62,476      130,588      203,792       329,633       90,356           --      816,845

   Other time deposits                       21,695        2,330        7,531         2,750           --           --       34,306

   Funds overnight                           63,450           --           --            --           --           --       63,450

   Trust preferred securities                    --           --           --            --           --       12,650       12,650
                                         ----------   ----------   ----------    ----------   ----------   ----------   ----------

Total                                    $  232,007   $  202,304   $  388,734    $  469,382   $  165,789   $   12,650   $1,470,866
                                         ==========   ==========   ==========    ==========   ==========   ==========   ==========

Interest sensitivity gap                 $   95,136   $   70,452   ($  80,028)   ($ 239,333)  $  191,762   $  129,253   $  167,242
                                         ==========   ==========   ==========    ==========   ==========   ==========   ==========

Cumulative gap                           $   95,136   $  165,588   $   85,560    ($ 153,773)  $   37,989   $  167,242
                                         ==========   ==========   ==========    ==========   ==========   ==========
Cumulative gap as a percentage
   of total earning assets                     5.81%       10.11%        5.22%        (9.39)%       2.32%       10.21%
                                         ==========   ==========   ==========    ==========   ==========   ==========


CREDIT QUALITY REVIEW

ALLOWANCE FOR CREDIT LOSSES AND ALLOCATED TRANSFER RISK RESERVES

         Allowances are established against the loan portfolio to provide for credit losses and transfer risk. Transfer risk, defined by Federal banking regulators as allocated transfer risk reserves ("ATRR"), is associated with certain portions of the Company's foreign exposure. The level of ATRR is determined by Federal banking regulators and represents a minimum allowance required for the related exposure. The Company assesses the probable losses associated with that portion of the loan portfolio that is subject to the ATRR, and if an additional allowance is needed it is included in the allowance for credit losses.

ALLOWANCE FOR CREDIT LOSSES

         The allowance for credit losses reflects management's judgment of the level of allowance adequate to provide for potential losses inherent in the loan portfolio as of the balance sheet date. The allowance takes into consideration the following factors: (i) the economic conditions in those countries in the Region in which the Company conducts lending activities; (ii) the credit condition of its customers and correspondent banks, as well as the underlying collateral, if any; (iii) historical experience and (iv) the average maturity of its loan portfolio and (v) political and economic conditions in certain countries of the Region.

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

         The allocated formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk grade of such loans. Changes in risk grades of both performing and nonperforming loans affect the amount of the allocated formula allowance. Loss factors are based on the Company's historical loss experience or on loss percentages used by the Company's regulators for similarly graded loans and may be adjusted upward for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are described as follows:

o Problem-graded loan loss factors are derived from loss percentages required by the Company's banking regulators for similarly graded loans. Loss factors of 2 to 5%, 15% and 50% are applied to the outstanding balance of loans internally classified as special mention, substandard and doubtful, respectively.

o Pass-graded loan loss factors are based on net charge-offs (i.e., charge-off less recoveries) to average loans. The Company's current methodologies incorporate prior year net charge-offs, three year average net charge-offs and five year average net charge-offs and are used to compute a range of probable losses.

         The unallocated allowance is established based upon management's evaluation of various conditions, the effects of which are not directly measured in the determination of the formula allocated allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include, but are not limited to, the following factors which existed at the balance sheet date:

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

         The Company's methodologies include several features that are intended to reduce the difference between estimated and actual losses. The loss factors that are used to establish the allowance for pass-graded loans is designed to be self-correcting by taking into account changes in loan classification and permitting adjustments based on management's judgment of significant qualitative factors as of the evaluation date. Similarly, by basing the pass-graded loan loss factors on loss experience over the prior year and the last three or five years, the methodology is designed to take our recent loss experience into account. The Bank generally operates a commercial banking business, which does not include significant amounts of pooled loans or loans that are homogeneous in nature such as residential mortgages or consumer installment loans (these represent 0.1% and 0.2% of gross loans at December 31, 2000 and 1999, respectively).

ALLOCATED TRANSFER RISK RESERVES

         Management determines the level of ATRR utilizing the guidelines of the Interagency Country Exposure Review Committee ("ICERC"). The ICERC was formed by the OCC, FDIC and FRB to ensure consistent treatment of the transfer risk associated with banks' foreign exposures. Transfer risk is defined as the possibility that an asset cannot be serviced in the currency of payment because of a lack of, or restraints on the availability of, needed foreign exchange in the country of the obligor. The ICERC guidelines state that transfer risk is one facet of the more broadly defined concept of country risk. Country risk, which has an overarching effect on the realization of an institution's foreign assets, encompasses all of the uncertainties arising from the economic, social, and political conditions in a country. The ATRR ratings assigned by ICERC focus narrowly on the availability of foreign exchange to service a country's foreign debt, and represent the minimum required reserves for exposures that are subject to the ATRR provisions. ICERC meets several times a year to assess transfer risk in various countries, based largely on the level of aggregate exposure held by U.S. banks. Based on these assessments, ratings are established for individual countries. In establishing the ratings, ICERC does not consider the credit risk associated with individual counterparties in a country.

         A country may be rated "value impaired" based on ICERC's assessment of transfer risk. A value impaired country is one which has protracted arrearages in debt service, as indicated by one or more of the following: i) the country has not fully paid its interest in six months, ii) the country has not complied with International Monetary Fund programs and there is no immediate prospect for compliance, iii) the country has not met rescheduling terms for more than one year or iv) the country shows no definite prospects for an orderly restoration of debt service in the near future. Once a country has been rated value impaired, the requirements for ATRR are applicable for exposures to borrowers in that country. Generally, any obligation to a borrower in such a country will be subject to ATRR if the obligation becomes more than 30 days past due, or if it is restructured at any time to avoid delinquency. Once the ATRR is applicable, it can only be eliminated by charge-off of the asset, collection of the asset, or removal of the ATRR requirement by ICERC. Changes in the level of ATRR recorded by the Company, including increases resulting from higher requirements or applicable loans, and decreases resulting from lower requirements or collections of loans, are charged or credited to current income. Charge-offs of loans subject to ATRR requirements are charged against the ATRR to the extent of the ATRR applicable to that loan, and any excess is charged to the general allowance for credit losses.

         Currently, Ecuador is rated value impaired by ICERC, with a 90% ATTR requirement for applicable exposures. At December 31, 2000 and 1999, the Company had aggregate exposure to borrowers located in Ecuador of approximately $63 million and $78 million, respectively. During 1999, as a result of economic deterioration in Ecuador, the Company restructured exposures with certain borrowers to improve collectibility prospects. Primarily as a result of these restructurings, approximately $36.4 million of Ecuadorian exposure at December 31, 1999 was subject to the 90% ATRR requirement. During 2000, an additional $10 million of Ecuadorian exposure became subject to ATRR because it experienced a delinquency of more than 30 days, requiring an increase of approximately $9.0 million in the ATRR. Paydowns on certain loans during 2000 resulted in a net provision for the year of $4.2 million. At December 31, 2000, approximately $680,000 of the Company's Ecuadorian exposure was on nonaccrual status, and the remainder was in compliance with their contractual terms.

         The following table sets forth the composition of the allowance for credit losses and ATRR as of December 31, 2000, 1999 and 1998, respectively (in thousands):


                                                                2000             1999              1998
                                                              ---------         --------         ---------
           Allocated:
                Specific (Impaired loans)                     $  17,816         $  6,173         $   2,786
                Formula                                          24,144           12,033             7,108
           Unallocated                                            1,107            3,205             2,900
                                                              ---------         --------         ---------
           Total allowance for credit losses                     43,067           21,411            12,794
           Allocated transfer risk reserve                       36,607           32,720                --
                                                              ---------         --------         ---------
           Total allowance and reserves                       $  79,674         $ 54,131         $  12,794
                                                              =========         ========         =========


         The specific allowances increased from $6.2 million at December 31, 1999 to $17.8 million at December 31, 2000 due to a significant increase in impaired loans. Impaired loans increased from $16.6 million at December 31, 1999 to $54.2 million at December 31, 2000 (see additional discussion below). At December 31, 2000, approximately $24.0 million of impaired loans were to U.S. borrowers, and approximately $30.3 million were to foreign borrowers. The increase in the allocated formula allowance is due to an increase in problem-graded loans in the portfolio. Management has not noted any trends or common characteristics associated with the increase in impaired and problem-graded loans. The specific allowances increased from $2.8 million at December 31, 1998 to $6.2 million at December 31, 1999 due to the specific allowances associated with the increased amount of impaired loans. The amount of impaired loans increased from $8.6 million at December 31, 1998 to $16.6 million at December 31, 1999. The increase in the allocated formula allowance is due to an increase in classified loans from borrowers in Ecuador, which required approximately $5.4 million in provisioning for the year. These Ecuadorian exposures were not subject to ATRR. During 1998, none of the Company's Ecuadorian exposure was subject to ATRR.

         The increase in impaired loans included $30 million associated with two loans. One loan to a Central American borrower is supported by a collection of assets including real estate, promissory notes, securities and other assets. Interest on this loan is payable annually, and principal is due in full in 2006. Due to the unique nature of the repayment terms and collateral, the loan was placed on nonaccrual status pending demonstrated ability of the borrower to comply with the contractual terms. The second loan is to a U.S. borrower and is secured by a group of retail convenience stores primarily located in the Southeastern U.S. The borrower is experiencing significant cash flow problems and has been unable to service the debt. The balance of this loan is $15 million, after a partial writedown of approximately $6.7 million in the fourth quarter of 2000. The Company is continuing to actively pursue collection from both borrowers.

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

         TABLE SEVENTEEN provides certain information with respect to the Company's allowance for credit losses and ATRR activity for the periods shown.

TABLE SEVENTEEN.  CREDIT LOSS AND TRANSFER RISK EXPERIENCE
(In thousands)



                                                                      For the Year Ended December 31,
                                              -----------------------------------------------------------------------------------
                                                 2000              1999               1998             1997              1996
                                              -----------       -----------       -----------       -----------       -----------
Balance of allowance for credit losses at
   beginning of period                        $    21,411       $    12,794       $    10,317       $     5,725       $     4,450
 Charge-offs:
 Domestic:
   Commercial                                     (16,420)           (3,299)           (3,357)           (1,693)             (951)
   Acceptances                                       (297)               --              (100)               --                --
   Installment                                         --                (5)               --                (3)               (8)
                                              -----------       -----------       -----------       -----------       -----------
   Total domestic                                 (16,717)           (3,304)           (3,457)           (1,696)             (959)
 Foreign:
   Banks and other financial institutions              --            (2,330)           (3,901)             (896)             (678)
   Commercial and industrial                       (7,504)           (6,216)               --                --              (146)
                                              -----------       -----------       -----------       -----------       -----------
   Total foreign                                   (7,504)           (8,546)           (3,901)             (896)             (824)
                                              -----------       -----------       -----------       -----------       -----------
 Total charge-offs                                (24,221)          (11,850)           (7,358)           (2,592)           (1,783)

 Recoveries:
 Domestic:
   Commercial                                          10                 1                12               203                16
   Installment                                         --                 3                --                 1                 2
 Foreign:
   Commercial                                          48                --                --                --                --
   Banks and other financial institutions              70               163               202                --                --
                                              -----------       -----------       -----------       -----------       -----------
   Total recoveries                                   128               167               214               204                18
                                              -----------       -----------       -----------       -----------       -----------
 Net (charge-offs) recoveries                     (24,093)          (11,683)           (7,144)           (2,388)           (1,765)
 Provision for credit losses                       45,749            20,300             9,621             6,980             3,040
                                              -----------       -----------       -----------       -----------       -----------
Balance at end of period                      $    43,067       $    21,411       $    12,794       $    10,317       $     5,725
                                              ===========       ===========       ===========       ===========       ===========

ATRR at beginning of period                   $    32,720       $        --       $        --       $        --       $        --
Charge-offs to ATRR                                  (301)               --                --                --                --
Provision for ATRR                                  4,188            32,720                --                --                --
                                              -----------       -----------       -----------       -----------       -----------
ATRR at end of period                         $    36,607       $    32,720       $        --       $        --       $        --
                                              ===========       ===========       ===========       ===========       ===========

Allowance and ATRR at end of period           $    79,674       $    54,131       $    12,794       $    10,317       $     5,725
                                              ===========       ===========       ===========       ===========       ===========

Average loans                                 $ 1,183,613       $ 1,181,865       $ 1,165,225       $   737,921       $   485,758
Total loans                                   $ 1,234,180       $ 1,138,201       $ 1,166,728       $   964,794       $   535,559
Net charge-offs to average loans                     2.04%             1.00%             0.61%             0.32%             0.36%
Allowance to total loans                             3.49%             1.88%             1.10%             1.07%             1.07%
Allowance and ATRR to total loans                    6.46%             4.76%             1.10%             1.07%             1.07%



TABLE EIGHTEEN sets forth an analysis of the allocation of the allowance for credit losses and ATRR by type of loans and the allowance for credit losses and ATRR allocated to foreign loans. The allowance is established to cover potential losses inherent in the portfolio as a whole or is available to cover potential losses on any of the Company's loans.

TABLE EIGHTEEN.  ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES
(In thousands)



                                                                             Year End December 31,
                                                       ------------------------------------------------------------------
                                                         2000           1999           1998           1997          1996
                                                       -------        -------        -------        -------       -------
Allocation of the allowance by type of loans:
Domestic:
    Commercial                                         $ 9,412        $ 3,199        $ 1,138        $ 2,053       $ 1,964
    Commercial real estate                               1,332
    Acceptances                                            554            269            211            315           226
    Residential mortgages                                    5             10             66             59            54
                                                       -------        -------        -------        -------       -------
     Total domestic                                     11,303          3,478          1,415          2,427         2,244
                                                       -------        -------        -------        -------       -------
 Foreign Non-ATRR:
    Government and official institutions                   298          1,496             --             --            --
    Banks and other financial institutions               8,063          5,152          3,033          3,854         2,112
    Commercial and industrial                           23,013         11,015          8,010          3,442           920
    Acceptances discounted                                 390            270            336            594           449
                                                       -------        -------        -------        -------       -------
     Total foreign non-ATRR                             31,764         17,933         11,379          7,890         3,481
                                                       -------        -------        -------        -------       -------
   Foreign ATRR
    Government and official institutions                 7,852          6,035             --             --            --
    Banks and other financial institutions              15,282         19,800             --             --            --
    Commercial and industrial                           13,473          6,885             --             --            --
                                                       -------        -------
     Total foreign ATRR                                 36,607         32,720             --             --            --
                                                       -------        -------
        Total Foreign                                   68,371         50,653         11,379          7,890         3,481
                                                       -------        -------        -------        -------       -------
 Total                                                $ 79,674       $ 54,131       $ 12,794       $ 10,317       $ 5,725
                                                      ========       ========       ========       ========       =======

Percent of loans in each type to total loans:

Domestic:
   Commercial                                            30.9%          35.4%          24.8%          18.6%         20.6%
   Commercial real estate                                 6.7%
   Acceptances                                            6.2%           5.3%           4.9%           4.7%          4.4%
   Residential                                            0.2%           0.2%           0.9%           1.2%          2.0%
                                                       -------        -------        -------        -------       -------
    Total domestic                                       44.0%          40.9%          30.6%          24.5%         27.0%
                                                       -------        -------        -------        -------       -------
Foreign Non-ATRR:
   Government and official institutions                   4.9%           2.8%           3.4%           0.1%          0.1%
   Banks and other financial institutions                11.0%          18.1%          25.9%          36.5%         24.2%
   Commercial and industrial                             31.7%          29.6%          33.9%          33.2%         33.6%
   Acceptances discounted                                 5.2%           5.3%           6.2%           5.7%         15.1%
                                                       -------        -------        -------        -------       -------
     Total foreign non-ATRR                              52.8%          55.8%          69.4%          75.5%         73.0%
                                                       -------        -------        -------        -------       -------

   Foreign ATRR
   Government and official institutions                   0.7%           0.6%             --             --            --
   Banks and other financial institutions                 1.4%           2.0%             --             --            --
   Commercial and industrial                              1.1%           0.7%             --             --            --
                                                       -------        -------        -------        -------       -------
      Total foreign ATRR                                  3.2%           3.3%             --             --            --
                                                       -------        -------        -------        -------       -------
        Total Foreign                                    56.0%          59.1%          69.4%          75.5%         73.0%
                                                       -------        -------        -------        -------       -------
        Total                                           100.0%         100.0%         100.0%         100.0%        100.0%
                                                       -------        -------        -------        -------       -------


TABLE NINETEEN. ANALYSIS OF ALLOWANCES FOR CREDIT LOSSES AND TRANSFER RISK ALLOCATED TO FOREIGN LOANS
(In thousands)



                                                                   Year Ended December 31,
                                               ------------------------------------------------------------------
                                                 2000          1999           1998          1997           1996
                                               --------      --------        -------       -------        -------
Balance, beginning of year                     $ 50,653      $ 11,379        $ 7,890       $ 3,481        $ 3,380
Provision for credit losses                      21,217        14,937          7,188         5,305            925
Provision for ATRR                                4,188        32,720             --            --             --
Net charge-offs                                  (7,687)       (8,383)        (3,699)         (896)          (824)
                                               --------      --------       --------       -------        -------
 Balance, end of period                        $ 68,371      $ 50,653       $ 11,379       $ 7,890        $ 3,481
                                               ========      ========       ========       =======        =======
Composition at end of period:
Allowance for credit losses                    $ 31,764      $ 17,933       $ 11,379       $ 7,890        $ 3,481
Allowance for transfer risk (ATRR)               36,607        32,720             --            --             --
                                               --------      --------       --------       -------        -------
  Total foreign allowances                     $ 68,371      $ 50,653       $ 11,379       $ 7,890        $ 3,481
                                               ========      ========       ========       =======        =======

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

         Table Twenty sets forth information regarding the Company's nonperforming loans at the dates indicated. Non-performing loans increased from $18.6 million at December 31, 1999 to $54.6 million at December 31, 2000. The increase in impaired loans included $30 million associated with two loans. One loan to a Central American borrower is supported by a collection of assets including real estate, promissory notes, securities and other assets, all of which are outside of the U.S. Interest on this loan is payable annually, and principal is due in full in 2006. Due to the unique nature of the repayment terms and collateral, the loan was placed on nonaccrual status (cash basis) pending demonstrated ability of the borrower to comply with the contractual terms. The second loan is to a U.S. borrower and is secured by a group of retail convenience stores primarily located in the Southeastern U.S. The borrower is experiencing significant cash flow problems and has been unable to service the debt. The balance of this loan is $15 million, after a partial writedown of approximately $6.7 million in the fourth quarter of 2000. The Company is continuing to actively pursue collection from both borrowers.

TABLE TWENTY.  NONPERFORMING LOANS
(In thousands)


                                                                             At December 31,
                                                  -----------------------------------------------------------------------
                                                   2000             1999           1998            1997            1996
                                                  -------         -------         -------         -------         -------
Domestic:
   Non accrual                                    $23,958         $ 6,995         $ 2,189         $ 3,100         $ 3,087
   Past due over 90 days and accruing                 105              --              69              --              --
                                                  -------         -------         -------         -------         -------
     Total domestic nonperforming loans            24,063           6,995           2,258           3,100           3,087

 Foreign:
   Non accrual                                     30,250           9,588           6,396           2,949           1,654
   Past due over 90 days and accruing                 322           1,992             404              --             112
                                                  -------         -------         -------         -------         -------
    Total foreign nonperforming loans              30,572          11,580           6,800           2,949           1,766

Total nonperforming loans (1)                     $54,635         $18,575         $ 9,058         $ 6,049         $ 4,853
                                                  =======         =======         =======         =======         =======
Total nonperforming loans to total loans             4.43%           1.63%           0.78%           0.48%           0.91%
Total nonperforming assets to total assets           3.14%           1.09%           0.53%           0.64%           0.64%


(1) During such periods the Company did not have any loans which were deemed to be "troubled debt restructurings" as defined in SFAS No. 15, ACCOUNTING BY DEBTORS AND CREDITORS FOR TROUBLED DEBT RESTRUCTURINGS.

         At December 31, 2000, nonaccruing investment securities amounted to $480,000, which is foreign. At December 31, 1999 the Company had no nonaccruing investment securities. For presentation purposes, this amount is included in Table Twenty.

         For the year ended December 31, 2000 the amount of interest income that was accrued on the loans on the previous table was approximately $457,000. For the year ended December 31, 2000 the amount of interest income that would have been accrued on the loans in the previous table in accordance with their contractual terms was approximately and $2,5 million, of which $1.3 million represented interest income on foreign loans and $1.2 million on domestic loans.

         At December 31, 2000, the Bank had total cross-border exposure to Ecuador of approximately $63 million, including loans and bank placements classified as loans of $54 million. Nonaccrual Ecuadorian exposure amounted to approximately $680,000, and all other Ecuadorian exposure at December 31, 2000 was in compliance with their contractual terms. As a result of several restructurings involving Ecuadorian borrowers, management established an ATRR pursuant to regulatory guidelines. See "Credit Quality Review - Allocated Transfer Risk Reserves" on page 44.

         In addition to the loans presented in Table Twenty and discussed above, management has classified approximately $69 million of loans as substandard within its internal grading system. Repayment of a substandard asset in the normal course is in jeopardy due to the existence of well-defined weaknesses. In these instances, loss of principal is not likely if the weakness is corrected. Management carefully reviews these substandard loans continuously to correct such weaknesses and minimize the possibility that losses will be incurred. Based on these reviews management has concluded that these substandard loans were properly categorized as accruing at December 31, 2000 and were adequately considered in the establishment of the level of allowance for credit losses. Management's review involves the use of estimates, assumptions and judgment regarding factors which may differ from actual future events. Therefore, no assurance can be provided that loans classified as substandard will not deteriorate in the future, resulting in losses.

CAPITAL RESOURCES

         Stockholders' equity at December 31, 2000 was $102.5 million compared to $113.3 million at December 31, 1999. This decrease results from the net loss for 2000 of $5.2 million and a decrease in the market value of securities available for sale of $5.7 million, net of applicable taxes.

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

         As a result of a cease and desist order by consent entered into between Hamilton Bank and the OCC, Hamilton Bank is required to maintain capital levels greater than the minimum requirements. NOTE EIGHT to the consolidated financial statements reports Company and Bank capital ratios and other regulatory matters.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK MANAGEMENT

         In the normal course of conducting business activities, the Company is exposed to market risk which includes both price and liquidity risk. The Company's price risk arises from fluctuations in interest rates, and foreign exchange rates that may result in changes in values of financial instruments if the instrument is payable in a currency other than dollars. The Company generally does not hold a substantial amount of instruments denominated in currency other than U.S. dollars. When it does, however, it mitigates this risk by hedging the currency through forward contracts. As of December 31, 2000 and 1999, assets denominated in foreign currency amounted to approximately $2.0_million and $2.5 million, respectively. Liabilities denominated in a foreign currency at December 31, 2000 and 1999 amounted to approximately $4.5 million and $1.3 million, respectively. Accordingly, the risk related to changes in foreign exchange rates is minimal. Changes in exchange rates in the Region would not expose the assets to foreign exchange risk, since the obligations are to be repaid in dollars. However, the change in foreign exchange rates could affect the ability of the borrower to repay its obligation, which would be addressed in the Company's credit risk analysis. Credit risks related to the Company's assets are discussed in the "Allowance for Credit Loss." The Company does not have material direct market risk related to commodity and equity prices. Liquidity risk arises from the possibility that the Company may not be able to satisfy current and future financial commitments or that the Company may not be able to liquidate financial instruments at market prices. Risk management policies and procedures have been established and are utilized to manage the Company's exposure to market risk. The strategy of the Company is to operate at an acceptable risk environment while maximizing its earnings.

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

         TABLE SIXTEEN provides the Company's Interest Rate Sensitivity Reports as of December 31, 2000. This table shows that interest-earning assets maturing or repricing within one year exceeded interest-bearing liabilities by $147.6 million. The Company monitors that the assets and liabilities are closely matched to minimize interest rate risk.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Hamilton Bancorp Inc.:

We have audited the accompanying consolidated statements of condition of Hamilton Bancorp Inc. and its subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial condition of the Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying 2000 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, at December 31, 2000, Hamilton Bank, N.A. (the "Bank"), a 99.78% owned subsidiary of the Company, did not meet the minimum capital requirements prescribed by the Office of the Comptroller of the Currency (the "OCC"). The Bank is operating under a cease and desist order by consent (the "September 8 Order") with the OCC that, among other things, requires it to meet prescribed capital requirements by no later than September 30, 2000. Failure of the Bank to comply with the terms of the September 8 Order could result in the assessment of civil money penalties, the issuance of an order by a District Court requiring compliance with the September 8 Order, the placing of restrictions on the source of deposits or, in certain circumstances, the appointment of a conservator or receiver. In addition, the Federal Deposit Insurance Corporation may initiate a termination of insurance proceeding where there has been a violation of an order. Also, as discussed in Note 8, on March 28, 2001, the OCC (i) issued a Notice of Charges which seeks the issuance of an Amended Order to Cease and Desist, (ii) issued a Temporary Order to Cease and Desist, and (iii) notified the Company of its intent to "reclassify" the capital category of the Bank to "undercapitalized" for purposes of Prompt Corrective Action. These matters, and the uncertainty of what actions the regulators might take related to them, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Deloitte & Touche LLP
Certified Public Accountants
Miami, Florida
May 25, 2001

                     HAMILTON BANCORP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION
                           December 31, 2000 and 1999
                             (Dollars in thousands)


                                                                                                 2000                1999
                                                                                             -----------         -----------
                                                    ASSETS
CASH AND DEMAND DEPOSITS WITH OTHER BANKS                                                    $   125,330         $    21,710
FEDERAL FUNDS SOLD                                                                                 4,266              63,400
                                                                                             -----------         -----------
      Total cash and cash equivalents                                                            129,596              85,110

INTEREST EARNING DEPOSITS WITH OTHER BANKS                                                       109,989             165,685
SECURITIES AVAILABLE FOR SALE (Amortized cost: $256,070 in 2000 and $266,517 in 1999)            255,337             274,277
LOANS-NET                                                                                      1,148,206           1,081,256
DUE FROM CUSTOMERS ON BANKERS ACCEPTANCES                                                         31,544              27,767
DUE FROM CUSTOMERS ON DEFERRED PAYMENT LETTERS OF CREDIT                                             997               5,835
PROPERTY AND EQUIPMENT-NET                                                                         4,471               5,209
ACCRUED INTEREST RECEIVABLE                                                                       15,606              19,111
GOODWILL-NET                                                                                       1,483               1,658
OTHER ASSETS                                                                                      44,430              34,779
                                                                                             -----------         -----------
TOTAL                                                                                        $ 1,741,659         $ 1,700,687
                                                                                             ===========         ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                                                     $ 1,582,331         $ 1,535,606
TRUST PREFERRED SECURITIES                                                                        12,650              12,650
BANKERS ACCEPTANCES OUTSTANDING                                                                   31,544              27,767
DEFERRED PAYMENT LETTERS OF CREDIT OUTSTANDING                                                       997               5,835
OTHER LIABILITIES                                                                                 11,642               5,500
                                                                                             -----------         -----------
     Total liabilities                                                                         1,639,164           1,587,358
                                                                                             -----------         -----------
COMMITMENTS AND CONTINGENCIES (Note 4, 12)

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 75,000,000 shares authorized, 10,081,147 shares
       issued and outstanding at December 31, 2000 and 1999                                          101                 101
     Capital surplus                                                                              60,702              60,708
     Retained earnings                                                                            42,151              47,302
     Accumulated other comprehensive (loss) income                                                  (459)              5,218
                                                                                             -----------         -----------
     Total stockholders' equity                                                                  102,495             113,329
                                                                                             -----------         -----------
TOTAL                                                                                        $ 1,741,659         $ 1,700,687
                                                                                             ===========         ===========



See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 2000, 1999 and 1998
                (Dollars in Thousands, Except Share Information)


                                                                         2000                1999                 1998
                                                                    ------------         ------------         ------------
INTEREST INCOME:
  Loans, including fees                                             $    116,668         $    112,905         $    106,885
  Deposits with other banks                                               12,616               17,440               10,989
  Investment securities                                                   21,282                8,787                4,903
  Federal funds sold                                                       2,924                1,647                1,484
                                                                    ------------         ------------         ------------
           Total                                                         153,490              140,779              124,261

INTEREST EXPENSE:
  Deposits                                                                87,976               72,224               69,719
  Trust preferred securities                                               1,233                1,232
  Federal funds purchased and other borrowings                                 6                  181                  561
                                                                    ------------         ------------         ------------
           Total                                                          89,215               73,637               70,280
                                                                    ------------         ------------         ------------
NET INTEREST INCOME                                                       64,275               67,142               53,981
PROVISION FOR CREDIT LOSSES                                               45,749               20,300                9,621
PROVISION FOR TRANSFER RISK                                                4,188               32,720                    0
                                                                    ------------         ------------         ------------
NET INTEREST INCOME AFTER PROVISIONS                                      14,338               14,122               44,360
NON-INTEREST INCOME:
  Trade finance fees and commissions                                       8,417                9,593               13,101
  Structuring and syndication  fees                                          143                1,923                3,352
  Customer service fees                                                    1,607                1,528                1,149
  Net gain (loss) on securities transactions                               6,535                 (187)                (587)
  Net (loss) gain  on sale of assets                                        (251)                 562                 (220)
  Other                                                                      457                  299                  171
                                                                    ------------         ------------         ------------
           Total                                                          16,908               13,718               16,966
                                                                    ------------         ------------         ------------
OPERATING EXPENSES:
  Employee compensation and benefits                                      14,110               14,556               14,527
  Occupancy and equipment                                                  4,841                4,273                4,229
  Loss on exchange                                                                                                  22,223
  Litigation settlements                                                   5,891
  Legal Expenses                                                           3,149                3,627                1,601
  Other                                                                   12,912                9,416                7,119
                                                                    ------------         ------------         ------------

           Total                                                          40,903               31,872               49,699
                                                                    ------------         ------------         ------------
(LOSS) INCOME BEFORE INCOME TAXES                                         (9,657)              (4,032)              11,627
PROVISION FOR (BENEFIT FROM)  INCOME TAXES                                (4,506)              (1,823)               4,132
                                                                    ------------         ------------         ------------
NET (LOSS) INCOME                                                   $     (5,151)        $     (2,209)        $      7,495
                                                                    ============         ============         ============
NET (LOSS) INCOME PER COMMON SHARE:
  Basic                                                             $      (0.51)        $      (0.22)        $       0.75
                                                                    ============         ============         ============
  Diluted                                                           $      (0.51)        $      (0.22)        $       0.72
                                                                    ============         ============         ============
AVERAGE SHARES OUTSTANDING:
  Basic                                                               10,081,147           10,069,898            9,983,208
                                                                    ============         ============         ============
  Diluted                                                             10,081,147           10,069,898           10,390,884
                                                                    ============         ============         ============


See accompanying notes to consolidated financial statements

                     HAMILTON BANCORP INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (Dollars in Thousands)


                                                                                   2000             1999             1998
                                                                                 --------         --------         --------
NET (LOSS) INCOME                                                                $ (5,151)        $ (2,209)        $  7,495
Other comprehensive (loss) income (net of taxes (tax benefit) of
  $2,816, $(2,840) and $301 in 2000, 1999 and 1998 respectively):
  Unrealized appreciation (depreciation) in securities available for sale
       during year                                                                 (1,418)           5,704             (433)
  Less:  Reclassification adjustment for gains included in net loss                (4,259)
                                                                                 --------         --------         --------
       Total                                                                       (5,677)           5,704             (433)
                                                                                 --------         --------         --------

COMPREHENSIVE (LOSS) INCOME                                                      $(10,828)        $  3,495         $  7,062
                                                                                 ========         ========         ========



See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                             (Dollars in Thousands)


                                                                                                     Accumulated       Total
                                                 Common Stock                                           Other          Stock-
                                          ------------------------      Capital       Retained      Comprehensive      Holders
                                             Shares         Amount      Surplus       Earnings      (Loss) Income      Equity
                                          ----------        ------     --------       --------      -------------    ---------
BALANCE, DECEMBER 31, 1997                 9,827,949         $ 98      $ 56,266       $ 42,016           $ (53)       $ 98,327

  Issuance of 222,113 shares of common
    stock from exercise of options           222,113            2         2,048                                          2,050

  Reduction of tax liability due to
    deductibility of stock options
    exercised                                                             1,803                                          1,803

  Net change in unrealized loss on
    securities available for sale,
    net of taxes                                                                                          (433)           (433)

  Net Income                                                                             7,495                           7,495
                                          ----------        -----      --------       --------          ------       ---------
BALANCE, DECEMBER 31, 1998                10,050,062          100        60,117         49,511            (486)        109,242

  Issuance of 31,085 shares of
    common stock from exercise
    of options                                31,085            1           286                                            287

  Reduction of tax liability
    due to  deductibility of
    stock options exercised                                                 305                                            305

  Net change in unrealized
    loss on securities available
    for sale, net of taxes                                                                               5,704           5,704

  Net loss                                                                            (2,209)                         (2,209)
                                          ----------        -----      --------       --------          ------       ---------
BALANCE, DECEMBER 31, 1999                10,081,147          101        60,708         47,302           5,218         113,329

  Adjustment of tax liability
    due to deductibility of
    stock options exercised                                                  (6)                                            (6)

  Net change in unrealized
    gain on securities  available
    for sale, net of taxes                                                                              (5,677)         (5,677)

  Net loss                                                                            (5,151)                         (5,151)
                                          ----------        -----      --------       --------          ------       ---------
BALANCE, DECEMBER 31, 2000                10,081,147        $ 101      $ 60,702       $ 42,151          $ (459)      $ 102,495
                                          ==========        =====      ========       ========          ======       =========


See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (Dollars in Thousands)


                                                                                   2000             1999              1998
                                                                               -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                            $    (5,151)      $    (2,209)      $     7,495
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                                  1,301             1,283             1,173
      Provision for credit losses                                                   45,749            20,300             9,621
      Provision for transfer risk                                                    4,188            32,720
      Deferred tax benefit                                                          (5,526)           (3,746)           (8,612)
      Loss on exchange of assets                                                                                        22,223
      Net (gain) loss on securities transactions                                    (6,535)              187               587
      Net (gain) loss on sale of other assets                                          251              (561)              220
      Increase (decrease) in accrued interest receivable and other assets            1,982           (16,918)           (7,963)
      Increase (decrease) in other liabilities                                       6,057            (2,008)            4,524
                                                                               -----------       -----------       -----------

           Net cash provided by operating activities                                42,316            29,048            29,268
                                                                               -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in interest-earning deposits with other banks                 55,695            12,518           (86,473)
  Purchase of securities available for sale                                       (997,244)         (762,150)         (245,442)
  Purchase of securities held to maturity                                                            (14,703)          (31,299)
  Proceeds from paydowns of securities held to maturity                                                3,307               989
  Purchase of loan participations                                                                    (69,414)          (17,463)
  Proceeds from sales and maturities of securities available for sale            1,014,362           763,180           214,037
  Increase in loans - net                                                         (116,815)          (59,570)         (225,294)
  Purchases of property and equipment - net                                           (553)           (1,495)             (936)
  Proceeds from sale of loans and other real estate owned                                             18,224            21,798
                                                                               -----------       -----------       -----------

           Net cash used in investing activities                                   (44,555)         (110,103)         (370,083)
                                                                               -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits - net                                                        46,725            58,554           342,005
  Proceeds from trust preferred securities offering                                                    1,650            11,000
  (Repayment of) proceeds from other borrowing                                                        (6,116)            6,116
  Net proceeds from issuance of common stock                                                             287             2,050
                                                                               -----------       -----------       -----------
           Net cash provided by financing activities                                46,725            54,375           361,171
                                                                               -----------       -----------       -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                44,486           (26,680)           20,356

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      85,110           111,790            91,434
                                                                               -----------       -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $   129,596       $    85,110       $   111,790
                                                                               ===========       ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the year                                                $    90,124       $    73,536       $    68,665
                                                                               ===========       ===========       ===========
  Income taxes paid during the year                                            $     7,568       $    14,957       $    12,717
                                                                               ===========       ===========       ===========


See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Hamilton Bancorp Inc. (the "Company") is a holding company formed in 1988 primarily to acquire ownership in Hamilton Bank, N.A. (the "Bank"), a national Federal Reserve member bank which commenced operations in February 1983. As of December 31, 2000, the Company owned 99.78% of the outstanding common stock of the Bank. The Bank's business is focused primarily on foreign trade and providing innovative services for its financial correspondents and exporting/importing firms. The Bank offers these services through its main office and three branches in Miami, Florida, and a branch in Tampa, Winter Haven, Sarasota, West Palm Beach, Weston, Florida and San Juan, Puerto Rico.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("GAAP") and to general practices within the banking industry. The following summarizes the more significant of these policies:

BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of the Company, the Bank and Hamilton Capital Trust I (the "Trust", see Note 7). All significant intercompany amounts have been eliminated in consolidation.

USE OF ESTIMATES - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - For purposes of the consolidated statements of cash flows, the Company considers cash, demand deposits with other banks, and federal funds sold as cash and cash equivalents. Generally, federal funds are sold for one-day periods.

The Federal Reserve requires banks to maintain certain average reserve balances, in the form of vault cash or funds on deposit with the Federal Reserve, based upon the total of a bank's net transaction accounts. At December 31, 2000 and 1999, the Bank met its average reserve requirement.

INVESTMENT SECURITIES - Investment securities are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Under SFAS No. 115, investment securities must be classified and accounted for under the following conditions:

     TRADING ACCOUNT SECURITIES - Trading account securities are held in anticipation of short-term sales or market movements. Trading account securities are stated at fair value. Gains or losses on the sale of trading account securities, as well as unrealized fair value adjustments, are included in operating income. At December 31, 2000 and 1999, the Company held no trading account securities.

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

     SECURITIES HELD TO MATURITY - Securities that management has a positive intent and the ability to hold to maturity are carried at cost, adjusted for amortization of premiums and accretions of discounts over the life of the securities using a method which approximates the level-yield method. At December 31, 2000 and 1999, the Company held no securities held to maturity.

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

ALLOWANCE FOR CREDIT LOSSES AND ALLOCATED TRANSFER RISK RESERVES - The allowance for credit losses is established through a provision for credit losses charged to expense based on management's evaluation of probable losses inherent in its loan portfolio. On a quarterly basis, the management assesses the overall adequacy of the allowance for credit losses, utilizing a disciplined and systematic approach which includes the application of a specific allowance for identified impaired loans, an allocated formula allowance for identified graded loans and all other portfolio segments, and an unallocated allowance.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred. A specific allowance is established on an individual loan basis and is determined by a method prescribed by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan agreement. A loan is not impaired during a period of delay in payment if the creditor expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the historical effective loan rate as the discount rate. Alternatively, measurement may also be based on observable market prices, or for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. The Company evaluates commercial loans individually for impairment, while groups of smaller-balance homogeneous loans (generally residential mortgage and installment loans) are collectively evaluated for impairment. The Company has classified all non-accrual loans as impaired.

The allocated formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk grade of such loans. Changes in risk grades of both performing and nonperforming loans affect the amount of the allocated formula allowance. Loss factors are based on the Company's historical loss experience or on loss percentages used by the Company's regulators for similarly graded loans and may be adjusted upward for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.

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

Commencing January 1, 2000, loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Such fees and costs were not material in prior years.

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

INCOME TAXES - The provision for or benefit from income taxes is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The Company provides for deferred taxes under the liability method. Under such method, deferred taxes are adjusted for tax rate changes as they occur. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

NET INCOME (LOSS) PER COMMON SHARE - Basic earnings per share is computed based on the average number of common shares outstanding and diluted earnings per share is computed based on the average number of common and the diluted impact of potential common shares (consisting of stock options, see Note 9) outstanding under the treasury stock method.

STOCK - BASED COMPENSATION - SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages, but does not require, companies to record compensation cost for stock-based employee and non-employee members of the Board compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation to employees and non-employee members of the Board using the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Accordingly, compensation cost for stock options issued to employees and non-employee members of the Board are measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee or non-employee member of the Board must pay for the stock. See Note 9.

SEGMENT INFORMATION - The Company operates in one reportable segment, focused primarily on foreign trade and providing innovative services for its financial correspondents and exporting/importing firms.

RECLASSIFICATIONS - Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified for comparative purposes. Such reclassifications in 1999 related primarily to the reclassification of certain trade finance fees, commissions, structuring and syndication fees from non-interest income to interest income on loans and deposits with other banks.

NEW ACCOUNTING PRONOUNCEMENTS -In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-DEFERRAL OF THE EFFECTIVE DATE OF SFAS STATEMENT NO. 133, which changes the effective date of SFAS 133 for financial statements for fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on the Company's financial condition or its operations.

In September 2000, FASB issued SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES (a replacement of SFAS No. 125). SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial components approach that focuses on control. Under that approach, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement is effective for transfers and extinguishments occurring after March 31, 2001. Certain provisions pertaining to reclassification of collateral and disclosures relating to securitization and collateral are effective for fiscal years ending after December 15, 2000. Management does not expect SFAS No. 140 to have a material impact on its financial condition or its operations.

2. INVESTMENT SECURITIES

A comparison of the amortized cost and fair value of investment securities at December 31, 2000 and 1999 is as follows (dollars in thousands):


                                                                  2000
                                            ---------------------------------------------------
                                            Amortized       Gross       Unrealized      Fair
                                               Cost         Gains         Losses        Value
                                            ---------      --------     ----------     --------
AVAILABLE FOR SALE:
  Foreign debt securities                    $ 43,979      $     79      $      3        44,055
  U.S. treasury bills                         168,696            --            58       168,638
  U.S. Mortgage backed securities              33,180            --           650        32,530
  Foreign bank stocks                           4,130            --            --         4,130
  Federal Reserve Bank stock                    1,985            --            --         1,985
  Other                                         4,100            28           129         3,999
                                             --------      --------      --------      --------
Total                                        $256,070      $    107      $    840      $255,337
                                             ========      ========      ========      ========



                                                                  1999
                                            ---------------------------------------------------
                                            Amortized       Gross       Unrealized      Fair
                                               Cost         Gains         Losses        Value
                                            ---------      --------     ----------     --------
AVAILABLE FOR SALE:
  Foreign debt securities                    $164,586      $ 10,860      $  4,336      $171,110
  U.S. Government and agency securities        54,698             5             5        54,698
  U. S. mortgage backed securities             28,370            --         1,792        26,578
  Perpetual subordinated euronotes              8,359         3,062            --        11,421
  Foreign bank stocks                           4,180            --            --         4,180
  Municipal bonds                               3,239            --            --         3,239
  Federal Reserve Bank stock                    1,985            --            --         1,985
  Other                                         1,100            28            62         1,066
                                             --------      --------      --------      --------
                                             $266,517      $ 13,955      $  6,195      $274,277
                                             ========      ========      ========      ========





At December 31, 1999, foreign bearer securities originally underwritten as loans with a cost basis of $123 million and fair market value of $122 million were transferred to securities available for sale due to a change in management's intent with respect to all bearer securities. Included in the transfer were bearer securities with a cost basis of $44.3 million, and a fair market value of $45.5 million, which were acquired in 1998 in connection with the exchange of certain assets. Also, at December 31, 1999, certain foreign securities previously classified as held to maturity with a cost basis of $15.6 million and a fair market value of $19.6 million, were reclassified to securities available for sale. These securities were also acquired in 1998 in connection with the exchange transaction.

During the year ended December 31, 2000, gross realized gains on the sale of securities available for sale were approximately $11.6 million and gross realized losses were approximately $778,000. There were no sales of securities available for sale during the years ended December 31, 1999 and 1998. Included in net gains (losses) on securities transactions are losses deemed other than temporary of $4.3 million, $187,000 and $587,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Approximately $1.6 million of these losses were incurred on investments in foreign bank stocks. Substantially all of the remainder of the securities gains and losses for the year ended December 31, 2000 were related to disposal of certain of the foreign debt securities transferred to the available for sale category as discussed in the paragraph above.

Investment securities with an amortized cost and fair value of approximately $52,464,000 and $51,762,912, respectively, at December 31, 2000, were pledged as collateral for public deposits.

The following table shows the amortized cost and the fair value by maturity distribution of the securities portfolio at December 31, 2000 (dollars in thousands):

                                          Available for Sale
                                       ------------------------
                                       Amortized         Fair
                                         Cost            Value
                                       ---------       --------
      Within one year                  $198,259        $198,163
      One to five years                  17,416          17,530
      Over ten years                     33,180          32,530
                                       --------        --------

      Total                             248,855         248,223

      Foreign bank stocks                 4,130           4,130
      Federal Reserve Bank stock          1,985           1,985
      Other                               1,100             999
                                       --------        --------

      Total securities                 $256,070        $255,337
                                       ========        ========




3. LOANS

Loans consist of the following at December 31, 2000 and 1999 (dollars in thousands):


                                                                2000              1999
                                                             ----------        ----------
Domestic:
  Commercial and industrial (primarily trade related)        $  380,926        $  394,841
  Commercial real estate                                         83,082
  Acceptances discounted - trade related:                        76,148            59,040
  Residential mortgages                                           1,812             2,140
                                                             ----------        ----------
        Subtotal domestic                                       541,968           456,021
                                                             ----------        ----------

Foreign:
  Commercial and industrial (primarily trade related)           405,152           338,411
  Banks and other financial institutions                        153,119           246,155
  Government and official institutions                           69,841            38,358
  Acceptances discounted - trade related:                        64,100            59,256
                                                             ----------        ----------
         Subtotal foreign                                       692,212           682,180
                                                             ----------        ----------
             Total loans                                      1,234,180         1,138,201
                                                             ----------        ----------
Less:
    Unearned income                                               6,300             2,814
    Allowance for credit losses                                  43,067            21,411
    Allowance for ATRR                                           36,607            32,720
                                                             ----------        ----------
Loans - net                                                  $1,148,206        $1,081,256
                                                             ==========        ==========



The Bank's business activity is mostly with customers and correspondent banks located in South Florida, Central America, South America, and the Caribbean. The majority of the credits are for the finance of imports and exports and have maturities of up to 180 days. These credits are secured either by bank guarantees, factored receivables, cash, or the underlying goods. Management closely monitors its credit concentrations by industry, geographic locations, and type of collateral as well as individual customers.

A summary of the activity in the allowances for credit losses and allocated transfer risk reserves for the years ended December 31, 2000, 1999 and 1998 is as follows (dollars in thousands):


                                             2000             1999             1998
                                           --------         --------         --------
Allowance for Credit Losses

Balance at the beginning of year           $ 21,411         $ 12,794         $ 10,317
Provision charged to operations              45,749           20,300            9,621
Loan charge-offs, net of recoveries         (24,093)         (11,683)          (7,144)
                                           --------         --------         --------
Balance at the end of year                   43,067           21,411           12,794
                                           --------         --------         --------

ALLOCATED TRANSFER RISK RESERVES

Balance at the beginning of year             32,720
Loans charge-offs                              (301)
Net provision charged to operations           4,188           32,720
                                           --------         --------         --------
Balance at the end of year                   36,607           32,720
                                           --------         --------         --------

TOTAL ALLOWANCES                           $ 79,674         $ 54,131         $ 12,794
                                           ========         ========         ========




ATRR amounting to approximately $36.6 million and $32.7 million at December 31, 2000 and 1999, respectively, and representing 90% of the outstanding balances have been recorded against certain Ecuadorian exposures amounting to approximately $41 million and $36 million at December 31, 2000 and 1999, respectively. Total Ecuadorian exposure, including amounts subject to ATRR, amounted to approximately $63 million, $78 million and $100 million at December 31, 2000, 1999 and 1998, respectively. At December 31, 1998, none of the Company's Ecuadorian exposure was subject to the requirements for ATRR. As of December 31, 2000 and 1999, Ecuadorian borrowers that were greater than 30 days past due amounted to approximately $680,000 and $3.2 million, respectively, all of which was on nonaccrual status at the respective dates.

At December 31, 2000 and 1999, the recorded investment in impaired loans was approximately $52.8 million and$16.6 million, respectively. These impaired loans required an allowance for credit losses of approximately $17.8 million and $6.2 million, respectively. The average recorded investment in impaired loans during the years ended December 31, 2000 and 1999 was approximately $16.2 million and $17.9 million, respectively. For the years ended December 31, 2000, 1999 and 1998 the Bank recognized interest income on these impaired loans prior to their classification as impaired of approximately $457,000, $155,000 and $412,000, respectively. Had these impaired loans remained on a full accrual basis, the Company would have recognized approximately $2.5 million, $1.6 million and $615,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

4. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2000 and 1999 (dollars in thousands):

                                                        2000          1999
                                                      -------        -------

Land                                                  $   811        $   811
Building and improvements                               1,575          1,559
Leasehold improvements                                  2,134          2,260
Furniture and equipment                                 5,283          6,965
Automobiles                                                47             80
                                                      -------        -------

Total                                                   9,850         11,675
Less accumulated depreciation and amortization          5,379          6,466
                                                      -------        -------

Property and equipment - net                          $ 4,471        $ 5,209
                                                      =======        =======




Depreciation and amortization expense related to property and equipment for the years ended December 31, 2000, 1999 and 1998 was approximately $1,290,000, $1,060,000, and $944,000, respectively.

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

The approximate future minimum payments, by year and in the aggregate, on these leases at December 31, 2000 are as follows (dollars in thousands):

  Year Ending
  December 31,                                                         Amount
  ------------                                                        -------

      2001                                                           $  2,336
      2002                                                              1,919
      2003                                                              1,750
      2004                                                              1,705
      2005                                                              1,596
      Thereafter                                                        1,883
                                                                     --------
      Total minimum lease payments                                   $ 11,189
                                                                     ========

Rent expense was approximately $2,345,000, $2,087,000 and $1,910,000 for the years ended December 31, 2000,1999 and 1998, respectively.

5. DEPOSITS

      Deposits consist of the following at December 31, 2000 and 1999 (dollars in thousands):

                                                          2000              1999
                                                       ----------        ----------
Noninterest-bearing                                    $   90,801        $   77,390
                                                       ----------        ----------
Interest-bearing:
  NOW, money market and savings                           156,568           142,790
  Time, under $100,000                                    765,676           816,845
  Time, $100,000 and over                                 500,089           409,425
  International Banking Facility (IBF) deposits            69,197            89,156
                                                       ----------        ----------

Total interest-bearing                                  1,491,530         1,458,216
                                                       ----------        ----------

Total                                                  $1,582,331        $1,535,606
                                                       ==========        ==========


Time deposits in amounts of $100,000 and over at December 31, 2000 mature as follows (dollars in thousands):

                                                      Amount
                                                    ---------

  Three months or less                              $ 112,030
  Three months to twelve months                       271,954
  One year to five years                              116,105
                                                    ---------

  Total                                             $ 500,089
                                                    =========

6. INCOME TAXES

The components of the provision for income taxes are as follows for the years ended December 31, 2000, 1999 and 1998 (dollars in thousands):


                                                    2000             1999             1998
                                                  --------         --------         --------
Current income taxes:
  Federal                                         $    551         $  1,099         $ 11,503
  State                                                 55               34              149
  Foreign                                              414              790            1,092
                                                  --------         --------         --------

        Total current provision                      1,020            1,923           12,744
                                                  --------         --------         --------
Deferred income taxes:
  Federal                                           (4,858)          (3,539)          (8,136)
  State                                               (668)            (207)            (476)
                                                  --------         --------         --------

        Total deferred (benefit) provision          (5,526)          (3,746)          (8,612)
                                                  --------         --------         --------

Provision for income taxes                        $ (4,506)        $ (1,823)        $  4,132
                                                  ========         ========         ========




The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to pretax income for the following reasons:



                                                               2000         1999      1998
                                                              -----       -----       ----
Federal statutory rate                                        (35.0)%      (35.0)%     35.0%
Increase in taxes:
  State income tax, net of federal income tax benefit          (1.2)        (0.4)       0.1
  State income tax refunds                                    (10.2)
  Other, net                                                   (0.3)        (9.8)       0.4
                                                              -----        -----       ----
Effective income tax rate                                     (46.7)%      (45.2)%     35.5%
                                                              =====        =====       ====





Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The tax effects of significant items comprising the Company's net deferred tax asset (included in other assets n the accompanying consolidated statements of condition) as of December 31, 2000 and 1999 are as follows (dollars in thousands):


                                                              2000          1999
                                                           --------        --------
Deferred tax assets:
  Difference between book and tax basis
    of allowance for credit losses                         $ 15,612        $  7,628
  Difference between book and tax basis of property             299             193
  Loss on exchange and write-down of assets                   2,465           7,889
  Non-accrual interest                                          973             492
  Legal reserves                                                787
  Deferred fees                                                 925
  Other                                                         667
                                                           --------        --------
Total deferred tax assets                                    21,728          16,202

Available for sale securities                                   274          (2,542)
                                                           --------        --------
Total                                                      $ 22,002        $ 13,660
                                                           ========        ========


Recognition of deferred tax assets is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences and tax credits will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur. No valuation allowances have been recorded at December 31, 2000 and 1999, respectively.

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

Subsequent to December 31, 2000, the Company and the Trust were advised by the Federal Bank of Atlanta ("FRB") that no dividends, distributions or other debt payments should be paid by the Company or the Trust without the prior approval of the FRB. Pursuant to the documents governing the Preferred Securities, the Company and the Trust have the right, under certain conditions, to defer interest and dividend payments for up to 20 consecutive quarters. Any payments deferred in this manner will continue to accumulate. See Note 8.

8. REGULATORY MATTERS, GOING CONCERN AND DIVIDEND RESTRICTIONS

REGULATORY MATTERS - Insured depository institutions and their holding companies must meet applicable capital guidelines or be subject to a variety of enforcement remedies, including dividend restrictions, the issuance of capital directives, the issuance of cease and desist orders, the imposition of civil money penalties, the termination of deposit insurance by the Federal Deposit Insurance Corporation ("FDIC") or the appointment of a conservator or receiver. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Company is subject to risk-based capital and leverage guidelines issued by the Board of Governors of the Federal Reserve System and the Bank is subject to similar guidelines issued by the Office of the Comptroller of the Currency ("OCC"). These guidelines are used to evaluate capital adequacy and include the required minimums shown in the following table.

To be "well capitalized" under federal bank regulatory agency definitions, a depository institution must have a Tier 1 ratio of at least 6%, a total ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a directive, order or written agreement to meet and maintain specific capital levels. As discussed below, the Bank is subject to a written agreement to maintain specific capital levels, and thus can not be categorized as "well capitalized." The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards. As of December 31, 2000 and 1999, the Bank's capital ratios exceeded the ratios set by the regulatory agencies for "well capitalized" depository institutions.

In February 2000, the OCC initiated a formal administrative action against the Bank alleging various unsafe and unsound practices discovered through an examination of the Bank as of August 23, 1999. On September 8, 2000, the OCC and the Bank settled the administrative action by entering into a cease and desist order by consent (the "September 8 Order"). The September 8 Order required the Bank to comply with, among other things, certain accounting and capital requirements and to make specified reports and filings. The September 8 Order also required the Bank to maintain by September 30, 2000 Tier 1, Total and leverage capital ratios of 10%, 12% and 7%, respectively. As of December 31, 2000, the Bank had Tier 1, Total and leverage capital ratios of 9.4%, 10.7% and 6.5%, respectively, and as a result, the Bank was not in compliance with the capital requirements of the September 8 Order. Failure of the Bank to comply with the terms of the September 8 Order could result in the assessment of civil money penalties, the issuance of an order by a District Court requiring compliance with the September 8 Order, the placing of restrictions on the source of deposits or, in certain circumstances, the appointment of a conservator or receiver. In addition, the FDIC may initiate a termination of insurance proceeding where there has been a violation of an order.

The Company's consolidated and the Bank's actual capital amounts and ratios are presented in the table below (dollars in thousands).


                                                           December 31, 2000           December 31, 1999
                                                        ----------------------       ----------------------
COMPANY                                                  Amount          Ratio        Amount         Ratio
                                                        --------         -----       --------         -----
Total capital (to risk-weighted assets):
   Actual                                               $129,503          11.1%      $134,111          11.6%
   Minimum                                                93,314           8.0%        92,571           8.0%
Tier 1 capital (to risk-weighted assets):
   Actual                                                114,119           9.8%       119,157          10.3%
   Minimum                                                46,657           4.0%        46,286           4.0%
Tier 1 capital (to average assets):
   Actual                                                114,119           6.7%       119,157           7.1%
   Minimum                                                51,468           3.0%        50,106           3.0%


BANK

Total capital (to risk-weighted assets):
   Actual                                               $127,004          10.7%      $128,936          11.2%
   Minimum required by OCC Consent Order                 142,697          12.0%
   Minimum required to be well capitalized               118,914          10.0%       115,481          10.0%
   Minimum required to be adequately capitalized          95,131           8.0%        92,385           8.0%

Tier 1 capital (to risk-weighted assets):
   Actual                                                111,340           9.4%       114,001           9.9%
   Minimum required by OCC Consent Order                 118,914          10.0%
   Minimum required to be well capitalized                71,358           6.0%        69,289           6.0%
   Minimum required to be adequately capitalized          47,566           4.0%        46,192           4.0%

Tier 1 capital (to average assets):
   Actual                                                111,340           6.5%       114,001           6.7%
   Minimum required by OCC Consent Order                 120,114           7.0%
   Minimum required to be well capitalized                85,796           5.0%        84,571           5.0%
   Minimum required to be adequately capitalized          68,637           4.0%        67,657           4.0%





The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. Pursuant to the September 8 Order, the Bank may declare a dividend only if it is in compliance with the capital levels required by the order and has obtained the prior written approval of the OCC. During 2000 and 1999, approximately $1,382,000 and $4,614,000 of dividends were paid by the Bank to the Company, respectively, which were within the amounts allowed by regulations.

On March 28, 2001, the OCC issued a Notice of Charges for Issuance of an Amended Order to Cease and Desist (the "Notice of Charges") against the Bank. The Notice of Charges alleged that the Bank has violated certain federal banking laws and regulations by, among other things, (i) making loans in violation of applicable lending limits; (ii) failing to file accurate Call Reports; (iii) failing to file Suspicious Activity Reports ("SARs") with respect to certain transactions;
(iv) failing to provide a system of internal controls to ensure ongoing compliance with the Bank Secrecy Act (the "BSA") and (v) engaging in unsafe and unsound practices. The Notice of Charges also alleged that the Bank has violated the September 8 Order by approving certain overdrafts and making certain loans and has not complied with certain other provisions of the September 8 Order. Under the Notice of Charges, the OCC seeks the issuance of an Amended Order to Cease and Desist (the "Proposed Amended Order").

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

GOING CONCERN -- The accompanying 2000 consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The matters discussed above and the uncertainty of what actions the regulators might take related to them raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include the adjustments, if any, that might have been required had the outcome of the above mentioned uncertainties been known, or any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that may be necessary should the Company be unable to continue as a going concern.

Management of the Company believes the Company has several means by which to achieve compliance with the prescribed capital requirements of the September 8 Order. Such plans initially provide for reducing the Bank's size through selected asset run-off; the sale of credit risk which effectively decreases the Bank's regulatory capital requirements; targeted loan sales, including the sale of the Ecuador portfolio subject to ATRR, and loan participations to other banks; and shifting assets to liquid investments which decreases regulatory capital requirements. In addition to the ongoing efforts to bring the Bank into compliance with the capital requirements of the September 8 Order, the Bank has taken comprehensive actions to address the matters that have been identified by the OCC and are subject of the various administrative enforcement proceedings described herein. Among other things, the Bank has hired a chief financial officer, appointed a chief operating officer, enhanced its policies and procedures, conducted extensive Bank Secrecy Act training, revised its capital plan to include current examination recommendations, enhanced its credit analysis function, and reduced exposure in emerging markets.

But for the September 8 Order requiring the Bank to achieve and maintain higher capital levels, the Bank's capital category as of December 31, 2000 would have been "well capitalized", which required that Tier 1, Total and leverage capital ratios equal or exceed 6%, 10% and 5%, respectively.

Further, management of the Company does not believe that the ratios in the Proposed Amended Order are appropriate or warranted and Management does not intend to agree to such ratios voluntarily. In addition, Management believes the timeframes for achieving such ratios set forth in the Proposed Amended Order are commercially unreasonable.

However, assuming that the ratios were in fact lawfully imposed and that the Bank was given a reasonable time to achieve such ratios, management believes and anticipates that the Bank would continue to take the actions outlined above in an orderly manner to meet required ratios.

The Company's continuation as a going concern is dependent on (i) the Bank's ability to comply with the terms of regulatory orders and its prescribed capital requirements and (ii) the severity of the actions that might be taken by regulators as a result of non-compliance. However, there can be no assurance that the Bank will be able to comply with such terms and achieve these objectives.

DIVIDEND RESTRICTIONS -- On March 30, 2001, the Company was advised by the Federal Reserve Bank of Atlanta (the "FRB"), its primary regulator, that the Company and Hamilton Capital Trust should not pay any dividends, distributions or debt payments without the prior approval of the FRB. The Company obtained approval from the FRB to pay the dividend payable on April 2, 2001, amounting to approximately $309,000, on the Series A Beneficial Unsecured Securities (the "Trust Preferred") issued by Hamilton Capital Trust I. There can be no assurance that the FRB will approve any future payments. The Company will not seek such approval and will not pay dividends on the Trust Preferred until the Company's financial condition improves. Pursuant to the documents governing the Trust Preferred, the Company and Hamilton Capital Trust I have the right, under certain conditions, to defer dividend payments for up to 20 consecutive quarters. Any payments deferred in this manner will continue to accumulate.

9. STOCK OPTION PLAN

In December 1993, the Company adopted the 1993 Stock Option Plan (the "1993 Plan"), pursuant to which 877,500 shares of Common Stock were reserved for issuance upon exercise of options. The 1993 Plan is designed as a means to retain and motivate key employees and directors. The Company's Compensation Committee, or in the absence thereof, the Board, administers and interprets the 1993 Plan and is authorized to grant options thereunder to all eligible employees of the Company, including executive officers and directors (whether or not they are employees) of the Company or affiliated companies. Options granted under the 1993 Plan are on such terms and at such prices as determined by the Compensation Committee, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the Common Stock on the date of grant. The 1993 Plan will terminate on December 31, 2003, unless sooner terminated by the Company's Board.

In January of 1998 and September of 2000, the Company adopted the 1998 Stock Option Plan (the "1998 Plan") and the 2000 Stock Option plan (the 2000 Plan"), respectively. The 1998 Plan reserved an additional 122,500 shares of common stock and will terminate on January 1, 2008. The 2000 Plan reserved an additional 300,000 shares of common stock and will terminate on January 1, 2010. Both the 1998 Plan and the 2000 Plan are designed with similar terms to the 1993 Plan.

Option activity for the years ended December 31, 2000, 1999, and 1998 is presented below:


                                                              Number              Option                Fair
                               2000                          of Shares             Price                Value
                               ----                          ---------       -----------------      -------------
Beginning balance                                              649,021       $  9.23 -  29.125
Granted(1)                                                     137,760        16.625 -  17.75       $ 3.91 - 4.12
Forfeited                                                      (54,298)        17.75 -  29.125
                                                              --------
Ending Balance                                                 732,483       $  9.23 -  29.125
                                                              ========

Options which became exercisable
  during the year                                               117,592

Options exercisable at December 31,                             596,730

Weighted average exercise price                                              $          17.65



                                                              Number              Option                Fair
                               1999                          of Shares             Price                Value
                               ----                          ---------       -----------------      -------------
Beginning balance                                             711,219        $ 9.23  -  29.125
Exercised                                                     (31,085)                   9.23
Forfeited                                                     (31,113)        25.00  -  29.125
                                                             --------
Ending Balance                                                649,021        $ 9.23  -  29.125
                                                             ========

Options which became exercisable
  during the year                                             186,803

Options exercisable at December 31,                           533,436

Weighted average exercise price                                              $          16.01




                                                              Number              Option                Fair
                               1998                          of Shares             Price                Value
                               ----                          ---------       -----------------      -------------
Beginning balance                                              776,875       $ 9.23 -  29.125
Granted (1)                                                    173,388        25.00 -  25.47        $7.64 -7.50
Exercised                                                     (222,113)                 9.23
Canceled                                                       (16,931)        9.23 -  29.125
                                                             ---------
Ending Balance                                                 711,219       $ 9.23 -  29.125
                                                             =========

Options which became exercisable
  during the year                                               649,500

Options exercisable at December 31,                             427,387

Weighted average exercise price                                              $         12.24




(1) The grants vest twelve months after the grant as to 33.3% of the grant, 33.3% vesting eighteen months after grant and the remaining 33.4% vesting twenty-four months after grant or upon the death of the option holder if earlier.

The following table summarizes information about all stock options outstanding at December 31, 2000:

                            Options Outstanding
            --------------------------------------------------
              Options       Remaining
            Outstanding   Contracted Life       Exercise Price
            -----------   ---------------       --------------

              320,415        5 years                    $  9.230
              157,316        7 years                    $ 29.125
              120,638        8 years          $25.00  - $ 25.47
              134,114        10 years         $16.625 - $ 17.75

The Company applies APB No. 25 and related interpretations in accounting for its stock options plan to employees and non-employee members of the Board as described in Note 1. Accordingly, no compensation expense has been recognized in the years ended December 31, 2000, 1999, and 1998 related to this plan.

For purposes of the following proforma disclosures, the fair value of the options granted in 2000 and 1998 have been estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions used for grants in 2000 and 1998, respectively: no dividend yield; expected volatility of 41% and 48%; risk-free interest rate of 6.20% and 4.5% and an expected term of two years. Had compensation cost been determined based on the fair value at the date of grant consistent with requirement of SFAS 123 the Company's net income and net income per common share would have been reduced to the proforma amounts indicated below (dollars in thousands, except share information).


                                              2000              1999              1998
                                           ---------         ---------         ---------
Net income (loss):
  As reported                              $  (5,151)        $  (2,209)        $   7,495
  Proforma                                    (5,899)           (3,268)            6,881
Net income (loss) per common share:
  Basic:
    As reported                                (0.51)            (0.22)             0.75
    Proforma                                   (0.59)            (0.32)             0.69
  Diluted:
    As reported                                (0.51)            (0.22)             0.72
    Proforma                                   (0.59)            (0.32)             0.67


10. 401(K) PLAN

The Company maintains a 401(k) plan, which was initiated in 1993, for its executive officers and other employees. Under the terms of the 401(k) plan, for each dollar contributed by an employee, the Company intends to contribute a discretionary amount on behalf of participants (the "Matching Contribution"). In addition, at the end of the plan year, the Company may make an additional contribution (the "Additional Contributions") on behalf of participants. Additional Contributions are allocated in the same proportion that the Matching Contribution made on the participant's behalf bears to the Matching Contribution made on behalf of all participants during the year. The amount that the Company contributes to the 401(k) plan has historically varied from year to year. During the years ended December 31, 2000, 1999 and 1998, the Company's matching and additional contributions amounted to approximately $83,000, $82,000 and $155,000 respectively.

11. RELATED PARTY TRANSACTIONS

Directors, officers and their related entities have borrower and depositor relationships with the Bank in the ordinary course of business. Loan balances to these individuals and their related entities approximated $148,000 and $544,000 at December 31, 2000 and 1999, respectively, and the balance of deposit accounts approximated $1,339,000 and $1,897,000 at December 31, 2000 and 1999,
respectively. At December 31, 2000 there were no outstanding commercial and standby letters of credit transactions outstanding with these individuals.

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

A summary of the Bank's contractual or notional amounts for financial instruments with off-balance sheet risk as of December 31, 2000 and 1999 along with a further discussion of these instruments, is as follows (dollars in thousands):

                                                      Contractual or
                                                     Notional Amount
                                                ------------------------
                                                  2000            1999
                                                --------        --------
Commercial letters of credit                    $131,400        $129,475
Standby letters of credit                         28,380          21,340
Shipping guarantees (indemnity letters)                4             629
Commitments to purchase foreign currency           5,277           5,862
Commitments to sell foreign currency               1,168           5,879
Commitments to extend credit                      67,455          64,220


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

Standby letters of credit are commitments issued to guarantee the performance of a customer to a third party. The Bank issues standby letters of credit to ensure contract performance or assure payment by its customers. The guarantees extend for periods up to 12 months. The risk involved in issuing standby letters of credit is the same as the credit risk involved in extending loan facilities to customers and they are subject to the same credit approvals and monitoring procedures. The Bank holds certificates of deposit and guarantees from other banks as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for standby letters of credit commitments at December 31, 2000 varies from zero percent to 100 percent.

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

LITIGATION: On January 31, 1998, Development Specialists, Inc., the Liquidating Trustee of the Model Imperial Liquidating Trust established under the Plan of Reorganization in the Model Imperial, Inc. Chapter 11 Bankruptcy proceeding, filed an action against the Bank in the United States Bankruptcy Court for the Southern District of Florida objecting to the Bank's proof of claim in the Chapter 11 proceeding and affirmatively seeking damages against the Bank in excess of $34 million for alleged involvement with former officers and directors of Model Imperial, Inc. in a scheme to defraud Model Imperial, Inc. and its bank lenders. A trial on various bankruptcy preference issues was held in November 1999. In May 2000, the judge rendered a decision in the trial. The judge's decision held that the Bank's proof of claim was subordinate to DSI's and granted monetary bankruptcy preference damages against the Bank in the amount of $2,448,148. Both the Bank and DSI appealed this decision. In December 2000, an agreement was reached in which the Bank made a net payment subsequent to December 31, 2000 of approximately $3.9 million to the Liquidating Trust to settle the case. The full amount of the settlement is included in operating results for 2000. In his March 28, 2001 Order approving the settlement, the Judge specifically found that the Court had not been presented with any evidence that the Bank had actual knowledge of any transactions lacking in economic substance. The Judge also found that the Bank was unaware of Model Imperial's deteriorating financial condition and that the Bank was instead a victim of Model Imperial's inappropriate transactions.

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

The allegations of the six actions are similar in all material respects. Generally, the complaints allege that the defendants made false and misleading statements and omissions between April 21, 1998 and December 22, 2000 with respect to the Company's financial condition, net income, earnings per share, internal controls, underwriting of transactions of loans, recording of securities purchases and loan sale transactions, accounting for certain financial transactions as independent transactions, the credit quality of the Company's loan portfolio, credit loss reserves, inquiries and orders by the OCC and reporting in accordance with GAAP and related standards, in press releases, Forms 10-Q filed on May 14, 1998, August 14, 1998, November 16, 1998, November 10, 1999, May 16, 2000, August 14, 2000, and Forms 10-K filed on March 31, 1999 and April 14, 2000.

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

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2000 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein (dollars in thousands).


                                                 December 31, 2000                   December 31, 1999
                                            ----------------------------        ----------------------------
                                             Carrying            Fair           Carrying            Fair
                                              Amount             Value           Amount             Value
                                            ----------        ----------        ----------        ----------
Assets:
  Cash and cash equivalents                 $  129,596        $  129,596        $   85,110        $   85,110
  Interest-earning deposits
    with other banks                           109,989           109,989           165,685           165,685
  Securities available for sale                255,337           255,337           274,277           274,277
  Loans, net                                 1,148,206         1,162,738         1,081,256         1,071,869

Liabilities:
  Demand deposits                              247,369           247,369           220,180           220,180
  Time deposits                              1,334,962         1,341,060         1,315,426         1,315,434
  Trust preferred securities                    12,650             9,804            12,650             9,962

Contingent assets and liabilities:
  Bankers acceptances                           31,544               237            27,767               208
  Deferred payment letters of credit               997                 5             5,835                26

Off-balance sheet instruments -
 unrealized gains (losses):
  Commitments to extend credit                                       132                                 124
  Commercial letters of credit                                       329                                 323
  Standby letters of credit                                          426                                 320
  Indemnity letters of credit                                         --                                   2
  Commitments to purchase foreign currency                            56                                  66
  Commitments to sell foreign currency                                61                                 238


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

SECURITIES AVAILABLE FOR SALE AND TRUST PREFERRED SECURITIES - The fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

14. FOREIGN ACTIVITIES (Unaudited)

The Company's foreign activities primarily consist of providing global trade finance, with particular emphasis on trade finance, with and between South America, Central America, the Caribbean (the "Region") and the United States or otherwise involving the Region. The Company considers assets and revenues as associated with foreign activities on the basis of the country of domicile of the customer. The nature of the Company's operations make it difficult to determine precisely foreign activities profitability since it involves the use of certain judgmental allocations. Rates used to determine charges or credits for funds used or generated by foreign activities are based on actual costs during the period for selected interest-bearing sources of funds. Other operating income and expenses are determined based upon internal allocations appropriate to the individual activities. Operating income represents net interest income plus non-interest income a summary of the Company's domestic and foreign activities as of and for the years ended December 31, 2000 1999 and 1998 is as follows (dollars in thousands):

                                (Loss) Income
                 Operating           Before           Net (Loss)           Total
                   Income        Income Taxes           Income            Assets
                ----------       ------------        ----------         ----------
2000

Domestic        $   31,936        $   (5,563)        $   (3,711)        $  915,785
Foreign             49,247            (4,094)            (1,440)           825,874
                ----------        ----------         ----------         ----------
Total           $   81,183        $   (9,657)        $   (5,151)        $1,741,659
                ==========        ==========         ==========         ==========

1999

Domestic        $   27,739        $   12,789         $    9,855         $  653,207
Foreign             53,121           (16,821)           (12,064)         1,047,480
                ----------        ----------         ----------         ----------

Total           $   80,860        $   (4,032)        $   (2,209)        $1,700,687
                ==========        ==========         ==========         ==========

1998

Domestic        $   16,708        $    8,789         $    6,897         $  610,834
Foreign             54,239             2,838                598          1,082,395
                ----------        ----------         ----------         ----------

Total           $   70,947        $   11,627         $    7,495         $1,693,229
                ==========        ==========         ==========         ==========

15. PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Hamilton Bancorp Inc. (Parent Company only) is as follows (dollars in thousands):


STATEMENTS OF CONDITION

                                                       December 31,
                                                 ------------------------
                                                   2000            1999
                                                 --------        --------
Assets

Demand deposit with the Bank                     $    577        $  5,536
Securities available for sale                         821             888
Goodwill, net                                         318             361
Other assets                                        1,458           1,351
Investment in subsidiaries                         68,712          79,584
Investment in the Bank's preferred stock           43,650          38,650
                                                 --------        --------

Total                                            $115,536        $126,370
                                                 ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Subordinated debentures held by the Trust        $ 13,041        $ 13,041
Stockholders' equity                              102,495         113,329
                                                 --------        --------

Total                                            $115,536        $126,370
                                                 ========        ========


                                                                                       Years Ended December 31,
                                                                            ---------------------------------------------
                                                                               2000             1999              1998
                                                                            ---------         ---------         ---------
STATEMENTS OF OPERATIONS

   Interest income                                                          $     344         $     313         $     530
   Dividends from Bank and other income                                         1,706             4,708             2,258
                                                                            ---------         ---------         ---------
        Total income                                                            2,050             5,021             2,788
   Interest expense                                                             1,272             1,270                12
   Operating expenses                                                           1,231             1,290             1,539
                                                                            ---------         ---------         ---------
        Total expenses                                                          2,503             2,560             1,551
                                                                            ---------         ---------         ---------
   (Loss) income before equity in undistributed income of subsidiary             (453)            2,461             1,237
   Equity in undistributed (loss) income of subsidiaries                       (5,237)           (5,340)            6,087
                                                                            ---------         ---------         ---------
   (Loss) income before income tax                                             (5,690)           (2,879)            7,324
   Income tax (benefit) provision                                                (539)             (670)             (171)
                                                                            ---------         ---------         ---------
   Net (loss) income                                                        $  (5,151)        $  (2,209)        $   7,495
                                                                            =========         =========         =========
STATEMENTS OF CASH FLOWS

Cash flows from operating activities:
  Net (loss) income                                                         $  (5,151)        $  (2,209)        $   7,495
  Adjustments to reconcile net (loss) income to
     net cash provided by operations:
       Equity in undistributed income of subsidiary                             5,237             5,340            (6,087)
       Write down on security available for sale                                                                      587
       Amortization of goodwill                                                    43                43                43
       Other                                                                      (38)             (517)            1,198
                                                                            ---------         ---------         ---------
           Net cash provided by operating activities                               91             2,657             3,236
                                                                            ---------         ---------         ---------
Cash flows from investing activities:
  Purchase of securities available for sale                                   (83,134)          (80,307)         (140,163)
  Proceeds from maturities of securities available for sale                    83,084            89,354           131,172
  Purchase of Bank's preferred stock                                           (5,000)           (8,600)          (15,300)
  Purchase of Trust's common stock                                                                  (51)             (340)
                                                                            ---------         ---------         ---------
           Net cash (used in) provided by investing activities                 (5,050)              396           (24,631)
                                                                            ---------         ---------         ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                                            592             2,050
  Proceeds from issuance of trust preferred securities                                            1,701            11,340
                                                                            ---------         ---------         ---------
Net cash provided by financing activities                                                         2,293            13,390
                                                                            ---------         ---------         ---------
Net (decrease) increase in cash                                                (4,959)            5,346            (8,005)
Cash at beginning of year                                                       5,536               190             8,195
                                                                            ---------         ---------         ---------
Cash at end of year                                                         $     577         $   5,536         $     190
                                                                            =========         =========         =========


16.      QUARTERLY FINANCIAL INFORMATION (Unaudited)

         Selected financial information for the quarterly periods of 2000 and 1999 is presented below.

                                                                              2000 QUARTERS
                                                                              -------------
                                                       FIRST            SECOND             THIRD             FOURTH
                                                      -------           -------           --------           -------
Net Interest Income                                   $16,728           $16,199           $ 16,406           $14,942
Provision for Credit Losses                               750                --             32,500            12,499
Provisions for Transfer Risk                            3,248               363              4,768            (4,191)
Net Interest Income (Loss) After Provisions            12,730            15,836            (20,862)            6,634
Non-Interest Income                                     4,063             3,945              3,485             5,415
Operating Expenses                                      8,686             8,449             13,209            10,559
Net Income (Loss)                                       5,417             7,120            (17,874)              186
Net Income (Loss) Per Common Share:
  Basic                                                  0.54              0.71              (1.77)             0.02
  Diluted                                                0.53              0.70              (1.77)             0.02

                                                                              1999 QUARTERS
                                                                              -------------
                                                       FIRST            SECOND             THIRD            FOURTH
                                                      -------           -------           -------           -------
Net Interest Income                                   $14,009           $15,932           $17,405           $19,796
Provision for Credit Losses                               900             1,746            15,019             2,635
Provision for Transfer Risk                             9,900            21,317               803               700
Net Interest Income (Loss) After Provisions             3,209            (7,131)            1,583            16,461
Non-Interest Income                                     3,696             3,458             3,774             2,790
Operating Expenses                                      7,156             7,431             7,308             9,977
Net (Loss) Income                                        (155)           (6,968)           (1,240)            6,154
Net (Loss) Income Per Common Share:
  Basic                                                 (0.02)            (0.69)            (0.12)             0.61
  Diluted                                               (0.02)            (0.69)            (0.12)             0.60

Since there are no changes in the weighted average number of shares outstanding each quarter, the sum of net (loss) income per common share by quarter may not equal the total net (loss) income per common share for the applicable year.

17.      LOSS ON EXCHANGE

         During 1998 the Company purchased certain securities at an aggregate cost of approximately $94 million and sold certain loans for aggregate proceeds of $20 million. These transactions were originally accounted for as separate unrelated transactions. The purchases were recorded at cost and the sales were recorded based on the proceeds received for the loans sold, with no gain or loss being recognized. During 2000, the Company's Audit Committee, with the assistance of independent counsel, conducted an investigation into these transactions. After evaluating the results of the investigation, including the consideration of certain additional information that the Company received from the OCC, the Company concluded that the above transactions should have been accounted for as an exchange (i.e., one related transaction) rather than as separate transactions and that a loss should be recorded. In accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the Company recorded a loss of $22.2 million in 1998 to write down the securities acquired to their estimated fair value at the time of acquisition. The conclusion to record the $22.2 million as a loss on exchange was based upon the fact that at the date of the exchange: (1) the loans sold were performing in accordance with all original contractual terms and had a carrying value of $20 million, (2) the securities purchased had a fair value of $71.8 million and (3) the net cash transferred by the Company was approximately $74 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         INFORMATION AS TO DIRECTORS AND EXECUTIVE OFFICERS

         Listed below are the names of the seven directors of Hamilton Bancorp, together with their ages, their principal occupations during the past five years, any other directorships they hold with companies having securities registered under the Securities Exchange Act of 1934 and the years during which their current consecutive terms as directors of Hamilton Bancorp first commenced. Each director's current term of office is until the next Annual Meeting of Shareholders of Hamilton Bancorp, which is expected to be held in the Summer or early Fall of 2001, and until their respective successors are duly elected by shareholders and qualify. As of May 7, 2001, no director beneficially owned more than 5% of the outstanding shares of Common Stock except for Mr. Masferrer who reports beneficial ownership of 8.0% of the outstanding shares of Common Stock. Also listed below are the other Executive Officers of Hamilton Bancorp together with their ages, their principal occupations during the past five years and any other directorships they hold with companies having securities registered under the Securities Exchange Act of 1934.

DIRECTORS' NAME, AGE, PRINCIPAL OCCUPATION AND CERTAIN OTHER DIRECTORSHIPS

Eduardo A. Masferrer, age 52                                Director Since 1988

    MR. MASFERRER has served as Hamilton Bancorp's Chairman of the Board since 1988 and as its President and Chief Executive Officer since 1990. Mr. Masferrer has also served as a director of Hamilton Bank, N.A. since his election in 1988, as Chief Executive Officer of Hamilton Bank since 1990 and as President of Hamilton Bank from 1990 to 1997.

William Alexander, age 77                                   Director Since 1997

    MR. ALEXANDER has served as a director and Vice Chairman of Hamilton Bank since his election in 1988.

Juan Carlos Bernace, age 40                                 Director Since 1999

    MR. BERNACE has served as an Executive Vice President of Hamilton Bancorp since 1997 and as President, Senior Lending Officer and a Director of Hamilton Bank since November 1997. Mr. Bernace served as Executive Vice President of Hamilton Bank from 1996 to 1997.

Ronald E. Frazier, age 58                                   Director Since 1999

    MR. FRAZIER has served as a director of Hamilton Bank since his election in 1982. Mr. Frazier is the founder and, since its establishment 1973, has served as the President of Ronald E. Frazier & Associates, P.A., a consulting firm specializing in architecture and urban design and planning.

Ronald A. Lacayo, age 45                                    Director Since 1999

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

George A. Lyall, age 76                                     Director Since 1999

    MR. LYALL has served as a director of Hamilton Bank since his election in 1988. From 1991 to 2000 Mr. Lyall served as the Chairman of the Board of Miami Air International, a charter air carrier.

Benton L. Moyer, age 59                                     Director Since 1999

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

J. Reid Bingham, age 55

    MR. BINGHAM has served as General Counsel and Secretary of Hamilton Bancorp and Hamilton Bank since 1996.

Felix M. Garcia, age 51

    MR. GARCIA has served as an Executive Vice President of Hamilton Bank since 2000. From 1999 to 2000, Mr. Garcia served as Executive Vice President and Head of Corporate Lending of Union Planters Bank. From 1985 to 1999, Mr. Garcia held various positions with Republic National Bank of Miami, including Executive Vice President and Chief Credit Officer from 1993 to 1999.

James J. Gartner, age 59

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

Lucious T. Harris, age 45

    MR. HARRIS has served as an Executive Vice President and Chief Financial Officer of Hamilton Bancorp and Hamilton Bank since March 2001. From 1987 to 1999 Mr. Harris held various positions with Capital Bank, Miami, Florida, including Executive Vice President and Chief Financial Officer from 1993 to 1997. From 1997 to 1999, Mr. Harris was Executive Vice President and Chief Financial Officer of Union Planters Bank, N.A. in Florida. From August 1999 to April 2000 Mr. Harris was Senior Vice President and Chief Financial Officer of Crescent Heights of America, a real estate development firm in Miami, Florida. From August 2000 to March 2001 Mr. Harris was Executive Vice President and Chief Financial Officer of ALeNet, Inc., computer application services provider in Coral Gables, Florida.

Maria Justo, age 42

    MS. JUSTO has served as an Executive Vice President of Hamilton Bank since October 2000 and as a Senior Vice President from July 1999 to October 2000. From 1996 to 1999, Ms. Justo was President and Chief Executive Officer of Eagle National Bank, N.A., Miami, Florida.

John F. Stumpff, age 53

    MR. STUMPFF has served as an Executive Vice President of Hamilton Bancorp and Hamilton Bank since January 2001 and as a Senior Vice President of Hamilton Bancorp from 1998 to 2000. From prior to 1995 to 1998, Mr. Stumpff served as Senior Vice President-Administration of Hamilton Bank.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires Hamilton Bancorp's directors, executive officers and holders of more than 10% of Hamilton Bancorp's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Hamilton Bancorp. Based solely upon its review of
Section 16(a) reports furnished to Hamilton Bancorp and upon representations made to Hamilton Bancorp, Hamilton Bancorp believes that during or with respect to 2000 its directors, executive officers and holders of more than 10% of its Common Stock complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

         EXECUTIVE COMPENSATION.

         The following table sets forth the compensation paid by Hamilton Bancorp for services rendered during the fiscal year ended December 31, 2000 to the five most highly compensated executive officers (the "Named Officers") of Hamilton Bancorp and/or Hamilton Bank.



                           SUMMARY COMPENSATION TABLE


                                                                                                     Long-term
                                                                                                    Compensation
                                                                Annual Compensation                     Awards
                                                     -----------------------------------------      -------------
                                                                                                       Securities
                                                                                      Other Annual     Underlying      All Other
           Name and                                  Salary          Bonus            Compensation       Options      Compensation
      Principal Position                Year           ($)            ($)                 ($)               #              ($)
      ------------------                ----         -------         ------           ------------     -----------     ------------
Eduardo A. Masferrer...............     2000         896,210             -0-              -(1)             19,325        2,483(2)
   Chairman of the Board,               1999         853,534         662,000              -(1)                -0-        2,500(2)
   President and Chief                  1998         775,900       1,103,591              -(1)                -0-        4,621(2)
   Executive Officer

Juan Carlos Bernace..................   2000         242,000             -0-              -(1)             13,117        2,483(2)
   Executive Vice President             1999         220,000          70,000              -(1)                -0-        2,500(2)
                                        1998         200,000         100,000              -(1)             35,576        4,648(2)

Felix M. Garcia......................   2000         142,423         100,000              -(1)             20,000          -0-
   Executive Vice President             1999              --(3)           --(3)           -(1)                 --(3)        --(3)
     Hamilton Bank                      1998              --(3)           --(3)           -(1)                 --(3)        --(3)

Maura A. Acosta....................... 2000         209,090             -0-              -(1)              7,468         2,483(2)
   Executive Vice President            1999         203,000          49,000              -(1)                -0-         2,500(2)
                                       1998         195,000          70,000              -(1)             20,062         4,664(2)

J. Reid Bingham......................  2000         176,000             -0-              -(1)              4,690         2,189(2)
  General Counsel and                  1999         170,000          24,500              -(1)                -0-         2,431(2)
   Secretary                           1998         165,000          35,000              -(1)             10,000         4,855(2)

------------------------

(1) The aggregate amount of perquisites and other personal benefits provided to such Named Officer is less than 10% of the total annual salary and bonus of such officer.

(2) Represents matching and additional contributions made by Hamilton Bank under its 401(k) plan.

(3)      Mr. Garcia joined Hamilton Bank on April 26, 2000.

CORPORATION BONUS POLICY

         Historically, the Company has distributed an aggregate percentage of up to 11% (approximately 5% in 1999) of the Company's pre-tax net income, after the deduction of loan loss provisions ("Available Pre-Tax Net Income"), to its executive officers and other employees as bonuses. Up to five percent (5%) of the Available Pre-Tax Net Income has historically been distributed to Eduardo A. Masferrer, the Company's Chairman of the Board, President and Chief Executive Officer, although in 1998 and 1999 the amount was 3% and 2%, respectively. Due to the pre-tax loss experienced by the Company in 2000, no senior officers received a bonus in 2000 (other than signing bonuses paid to two newly hired officers). Bonuses were paid to other employees based upon and in accordance with the following criteria: (i) each employee whose job performance was satisfactory or better, as determined by an appropriate department head, received a bonus equal to two weeks' salary, (ii) each employee whose quarterly job performance is significantly above average, as determined by an appropriate department head, received an additional bonus equal to one week's salary for each quarter in which such a review is received and (iii) an additional amount was paid to those employees who have made superior contributions to the Company during the year as determined by the Company's Personnel Management Committee. The Company may also make an additional contribution from the Available Pre-Tax Net Income to the 401(k) plan for its executive officers and other employees on behalf of all participants in the 401(k) plan at the end of the year. Due to the pre-tax loss experienced by the Company in 2000, no such additional contribution was paid in 2000. During the year ended December 31, 2000, $341,197 was distributed in bonuses as discussed above.

401 (k) PLAN

         The Company maintains a 401(k) plan for its executive officers and other employees. Under the terms of the 401(k) plan, for each dollar contributed by an employee, the Company intends to contribute a discretionary amount on behalf of the participant (the "Matching Contribution"). In addition, at the end of the plan year, the Company may make an additional contribution from the Available Pre-Tax Net Income bonus pool on behalf of all participants at the end of the year ("Additional Contribution"). The amount that the Company contributes to the 401(k) plan has historically varied from year to year. During the year ended December 31, 2000, the Company made a $0.25 Matching Contribution and no Additional Contribution on behalf of each participant in the aggregate amount of $82,738.

EMPLOYMENT AGREEMENTS

         Each of the Named Officers entered into employment agreements with the Company, each dated October 1, 1999 for Messrs. Masferrer, Bernace and Bingham and Ms. Acosta and April 26, 2000 for Mr. Garcia. The agreements for Messrs. Masferrer, Bernace and Bingham and Ms. Acosta provide that the Named Officers' compensation will not be reduced below his/her 1999 salary as reflected in the Summary Compensation Table and are for a term of three years (5 years in the case of Mr. Masferrer). The agreements for Mr. Garcia provides that the Named Officer' compensation will not be reduced below $210,000 and is for an initial term of three years. Each contract (other than Mr. Masferrer's) also provides for a performance bonus in the event of a change in control of the Company. The performance bonus for Messrs. Bernace and Bingham and Ms. Acosta will be equal to the Named Officer's compensation for the year preceding the change in control. The performance bonus for Mr. Garcia will be equal to twice the Named Officer's compensation for the year preceding the change in control if within ninety (90) days following the consummation of the change in control (a) the Named Officer voluntarily terminates his employment with Hamilton Bank (or its successors) or (b) Hamilton Bank (or its successors) notifies the Named Officer that it elects to terminate the Named Officer's employment with Hamilton Bank. Mr. Masferrer's contract provides for a payment to him if he is terminated as a result of the change in control equal to 2.99 times his average annualized compensation in the preceding 5 years. Each December 31 the term of each employment contract is extended for an additional year (commencing December 31, 2000 for Messrs. Masferrer, Bernace and Bingham and Ms. Acosta and April 26, 2002 for Mr. Garcia) unless the company or the Named Officer affirmatively elects not to so extend the employment agreement. Mr. Masferrer's employment agreement also provides for a supplemental retirement benefit of not less than $650,000 per year beginning at age 65 and paid annually for 15 years. Each agreement provides that if the employee leaves the Company such employee will not attempt to influence any customers of the Company to curtail any business they may transact with the Company or attempt to influence any employee of the Company to terminate his/her employment with the Company. Mr. Masferrer's agreement also provides that through the second anniversary after the expiration of his agreement that he will not engage in business in competition with the Company.

DIRECTORS' COMPENSATION

         Any Directors of Hamilton Bancorp who are not executive officers or directors of Hamilton Bank would receive a quarterly retainer of $4,000 and a fee of $1,000 for each meeting of the Board or committee attended in excess of regular quarterly meetings of the Board and one meeting of each committee per year. All current Directors of Hamilton Bancorp are directors of Hamilton Bank. The Directors of Hamilton Bank, other than executive officers, receive from Hamilton Bank a monthly retainer of $6,900, a fee of $1,500 for each meeting attended of the Board of Directors of Hamilton Bank and a fee of $1,000 for each meeting attended of a Board committee of Hamilton Bank. Hamilton Bancorp also reimburses all directors of Hamilton Bancorp for all travel-related expenses incurred in connection with their activities as directors.

CORPORATION STOCK OPTION PLANS

         In December 1993, Hamilton Bancorp adopted the 1993 Stock Option Plan for Key Employees and Directors, pursuant to which 624,302 shares of Common Stock are currently reserved for issuance upon exercise of options. In June 1998, Hamilton Bancorp adopted the 1998 Executive Incentive Compensation Plan, pursuant to which 122,500 shares of Common Stock are currently reserved for issuance upon exercise of options. In October 2000, Hamilton Bancorp adopted the 2000 Executive Incentive Compensation Plan, pursuant to which 300,000 shares of Common Stock are currently reserved for issuance upon exercise of options. The 1993 Stock Option Plan, the 1998 Executive Incentive Compensation Plan and the 2000 Executive Incentive Compensation Plan(collectively, the "Stock Option Plans") are designed as a means to retain and motivate key employees and directors. Hamilton Bancorp's Compensation Committee, or in the absence thereof, the Board of Directors, administers and interprets the Stock Option Plans and is authorized to grant options thereunder to all eligible employees of the Company including executive officers and directors (whether or not they are employees) of Hamilton Bancorp or affiliated companies. Options granted under the Stock Option Plans are on such terms and at such prices as determined by the Compensation Committee, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the Common Stock on the date of grant. Each option is exercisable after the period or periods specified in the option agreement, but no option may be exercisable after the expiration of ten years from the date of grant. The 1993 Stock Option Plan will terminate on December 3, 2003, the 1998 Stock Option Plan will terminate on June 15, 2008 and the 2000 Executive Incentive Compensation Plan will terminate on September 1, 2010, unless either is sooner terminated by Hamilton Bancorp's Board of Directors. Incentive stock options granted to an individual who owns (or is deemed to own) at least 10% of the total combined voting power of all classes of stock of Hamilton Bancorp or its subsidiary must have an exercise price of at least 110% of the fair market value of the Common Stock on the date of grant, and a term of no more than five years. The Stock Option Plans also authorize Hamilton Bancorp to make or guarantee loans to optionees to enable them to exercise their options. Such loans must (i) provide for recourse to the optionee, (ii) bear interest at a rate not less than the prime rate of interest and (iii) be secured by the shares of Common Stock purchased. The Board of Directors has the authority to amend or terminate the Stock Option Plans, provided that no such amendment may impair the rights of the holder of any outstanding option without the written consent of such holder, and provided further that certain amendments of the Stock Option Plans are subject to stockholder approval.

         No options to purchase shares of Common Stock were granted under the Stock Option Plans to the Named Officers during the year ended December 31, 1999.

         The following table sets forth certain information with respect to options to purchase shares of Common Stock granted under Hamilton Bancorp's Stock Option Plans to the Named Officers during the year ended December 31, 2000, and represents all options granted by Hamilton Bancorp to such Named Officers for the period. In accordance with rules of the Securities and Exchange Commission, the table also describes the hypothetical gains that would exist for the respective options granted based on assumed rates of annual compounded stock appreciation of 5% and 10% from the date of grant to the end of the option term. These hypothetical gains are based on assumed rates of appreciation and, therefore, the actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall stock market conditions and the Named Officer's continued employment with the Company. As a result, the amounts reflected in this table may not necessarily be achieved.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                                  Individual Grants                               Potential Realizable
                               ----------------------------------------------------------       Value At Assumed Annual
                                Number of                                                        Rates of Stock Price
                               Securities    % of Total Options                                    Appreciation for
                               Underlying        Granted to        Exercise                          Option Term
                                 Options        Employees in        Price     Expiration        ----------------------
Name                           Granted (#)       Fiscal Year        ($/Sh)        Date             5%           10%
----                           -----------   ------------------    ---------  ----------        --------     --------
Eduardo A. Masferrer .....       19,325             16.6%           $17.75       1/3/10         $215,723     $546,684
Juan Carlos Bernace.......       13,117             11.2%            17.75       1/3/10         $146,423     $371,066
Felix M. Garcia...........       20,000             17.1%            17.50      4/26/10         $220,113     $557,810
Maura A. Acosta ..........        7,468              6.4%            17.75       1/3/10          $83,364     $211,262
J. Reid Bingham ..........        4,690              4.0%            17.75       1/3/10          $52,376     $132,732

         The following table shows information concerning the exercise of stock options during fiscal year 2000 by each of the Named Officers and the fiscal year-end value of their unexercised options.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                             Value of Unexercised
                                                              Number of Unexercised          In-the-money Options
                                   Shares      Value          Options At Fy-End (#)            At Fy-End ($)(1)
                                  Acquired    Realized      -------------------------      -------------------------
Name                             On Exercise     ($)        Exercisable/Unexercisable      Exercisable/Unexercisable
----                             -----------  --------      -------------------------      -------------------------
Eduardo A. Masferrer....             -0-         -0-              48,750 /19,325                   $-0-/-0-
Juan Carlos Bernace......            -0-         -0-             132,722 /13,117                   $-0-/-0-
Felix M. Garcia..............        -0-         -0-               -0- /20,000                     $-0-/-0-
Maura A. Acosta...........           -0-         -0-              87,975 /7,468                    $-0-/-0-
J. Reid Bingham............          -0-         -0-               -0- /15,000                     $-0-/-0-

------------------------

(1) Represents the difference between the closing price of Hamilton Bancorp's common stock on December 29, 2000 ($9.00) and the exercise price of the options multiplied by the number of shares represented by such options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         OWNERSHIP OF EQUITY SECURITIES

         The following table sets forth information concerning the beneficial ownership of the Common Stock of Hamilton Bancorp as of May 15, 2001 by (i) each director, (ii) each person known to Hamilton Bancorp to be the beneficial owner of more than 5% of its outstanding Common Stock, (iii) the Chief Executive Officer and the other officers listed in the summary compensation table and (iv) all directors and executive officers of Hamilton Bancorp as a group.


                                                 Amount and Nature of          Percentage of Outstanding
Name of Beneficial Owner                         Beneficial Ownership                Shares Owned
-------------------------                        --------------------          -------------------------
Eduardo A. Masferrer.......................                   816,981(1)                 8.1%
William Alexander .........................                    29,019(2)                   *
Juan Carlos Bernace........................                   142,094(3)                 1.4%
Ronald E. Frazier..........................                    51,750(4)                   *
Ronald A. Lacayo...........................                   102,685(5)                 1.0%
George A. Lyall............................                    57,740(6)                   *
Ben L. Moyer...............................                     6,000(7)                   *
Felix M. Garcia............................                     4,000(8)                   *
Maura A. Acosta............................                   108,651(9)                 1.1%
J. Reid Bingham............................                    51,816(10)                  *
All Directors and executive officers of
Hamilton Bancorp as a group (13 persons)...                 1,357,321(11)               12.85%

FMR Corp. .................................                   619,000(12)                6.1%
Edward C. Johnson 3rd
Fidelity Management & Research Company
Fidelity Low Priced Stock Fund
82 Devonshire Street
Boston, Massachusetts 02109

------------------------
*        Less than 1%

(1) Includes (i) 17,687 shares of Common Stock held by Mr. Masferrer and his wife, Maura A. Acosta, as joint tenants with rights of survivorship and (ii) 55,192 shares of Common Stock issuable upon the exercise of options granted to Mr. Masferrer under the Stock Option Plans. Does not include 90,964 of the shares of Common Stock reported as beneficially owned by Maura A. Acosta or 12,883 of Common Stock issuable upon the exercise of options granted to Mr. Masferrer under the Stock Option Plans, which options are not currently exercisable.

(2) Includes 21,415 shares of Common Stock issuable upon the exercise of options granted to Mr. Alexander under the Stock Option Plans. Does not include 2,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Alexander under the Stock Option Plans, which options are not currently exercisable.

(3) Includes 137,094 shares of Common Stock issuable upon the exercise of options granted to Mr. Bernace under the Stock Option Plans. Does not include 8,745 shares of Common Stock issuable upon the exercise of options granted to Mr. Bernace under the Stock Option Plans, which options are not currently exercisable.

(4) Includes 51,750 shares of Common Stock issuable upon the exercise of options granted to Mr. Frazier under the Stock Option Plans. Does not include 2,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Frazier under the Stock Option Plans, which options are not currently exercisable.

(5) Includes 28,750 shares of Common Stock issuable upon the exercise of options granted to Mr. Lacayo under the Stock Option Plans. Does not include 2,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Lacayo under the Stock Option Plans, which options are not currently exercisable

(6) Includes 51,750 shares of Common Stock issuable upon the exercise of options granted to Mr. Lyall under the Stock Option Plans. Does not include 2,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Lyall under the Stock Option Plans, which options are not currently exercisable.

(7) Includes 1,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Moyer under the Stock Option Plans. Does not include 5,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Moyer under the Stock Option Plans, which options are not currently exercisable.

(8) Does not include 20,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Garcia under the Stock Option Plans, which options are not currently exercisable.

(9) Includes (i) 17,687 shares of Common Stock held by Ms. Acosta and her husband, Eduardo A. Masferrer, as joint tenants with rights of survivorship and (ii) 90,464 shares of Common Stock issuable upon the exercise of options granted to Ms. Acosta under the Stock Option Plans. Does not include 799,294 of the shares of Common Stock reported as beneficially owned by Eduardo A. Masferrer or 4,979 shares of Common Stock issuable upon the exercise of options granted to Ms. Acosta under the Stock Option Plans, which options are not currently exercisable.

(10) Includes 43,316 shares of Common Stock issuable upon the exercise of options granted to Mr. Bingham under the Stock Option Plans. Does not include 3,127 shares of Common Stock issuable upon the exercise of options granted to Mr. Bingham under the Stock Option Plans, which options are not currently exercisable.

(11) Includes an aggregate of 461,124 shares of Common Stock issuable upon the exercise of options granted under the Stock Option Plans. Does not include an aggregate of 156,675 of Common Stock issuable upon the exercise of options granted under the Stock Option Plans, which options are not currently exercisable. See footnotes (1) - (11) above.

(12) According to a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2001, FMR Corp., its controlling shareholder, Edward C. Johnson 3rd, its wholly-owned subsidiary, Fidelity Management & Research Company ("Fidelity"), and a stock fund for which Fidelity is the investment adviser, Fidelity Low Priced Stock Fund, were the beneficial owners of 619,000 shares of Common Stock as of December 31, 2000 and had the sole power to dispose of such shares. The Schedule 13G also states that the Board of Trustees of the Fund had the sole power to vote such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         CERTAIN TRANSACTIONS WITH MANAGEMENT

         From time to time, Hamilton Bank makes loans and extends credit to certain of Hamilton Bancorp's and/or Hamilton Bank's officers and directors and to certain companies affiliated with such persons. In the opinion of Hamilton Bancorp all of such loans and extensions of credit were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other third parties. At December 31, 2000, an aggregate of $147,500 of loans and extensions of credit were outstanding to executive officers and directors of Hamilton Bancorp and/or Hamilton Bank and to companies affiliated with such persons.

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

Independent Auditors' Report                                            52

Consolidated Statements of Condition as of December 31, 2000
         and 1999.                                                      53

Consolidated Statements of Operations for the years ended
         December 31, 2000, 1999 and 1998                               54

Consolidated Statements of Comprehensive (Loss) Income for the
         years ended December 31, 2000, 1999 and 1998                   55

Consolidated Statements of Stockholders' Equity for the
         years ended December 31, 1998, 1999 and 2000                   56

Consolidated Statements of Cash Flows for the years ended
         December 31, 2000, 1999 and 1998                               57

Notes to Consolidated Financial Statements                              58

All Schedules are omitted because they are either not required or the information is otherwise included in the consolidated financial statements or notes thereto.



         2. Exhibits. The following exhibits are contained herein or are incorporated herein by reference:

                             DESCRIPTION OF EXHIBIT

 3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, Registration No. 333-20435)

 3.2 Amended and Restated Bylaws of the Company as amended March 21, 2000 (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999)

 4.1     Form of Common Stock certificate (incorporated by reference to Exhibit
         4.1 of the Company's Registration Statement on Form S-1, Registration No. 333-20435)

10.1 Company's 1993 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1, Registration No. 333-20435)

10.2     Company's 1998 Stock Option Plan (incorporated by reference to Exhibit
         4.3 of the Company's Registration Statement on Form S-8, Registration No. 333-39944)

10.3 Lease Agreement, dated December 20, 1997, by and between Hamilton Bank, N.A. and System Realty Twelve, Inc. regarding the Company's corporate headquarters (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1, Registration No. 333-20435)

10.4 Employment Agreement dated October 1, 1999 with Mr. Eduardo A. Masferrer (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999)

10.5 Employment Agreement dated October 1, 1999 with Mr. Juan Carlos Bernace (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999)

10.5.1   Amendment to Employment Agreement with Mr. Juan Carlos Bernace

10.6 Employment Agreement dated October 1, 1999 with Ms. Maura Acosta (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999)

10.6.1   Amendment to Employment Agreement with Ms. Maura Acosta

10.7 Employment Agreement dated October 1, 1999 with Mr. J. Reid Bingham (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999)

10.7.1   Amendment to Employment Agreement with Mr. J. Reid Bingham

10.8 Employment Agreement dated March 13, 2000 with Mr. James J. Gartner (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999)

10.8.1   Amendment to Employment Agreement with Mr. James J. Gartner

10.9 Employment Agreement dated October 1, 1999 with Ms. Maria Justo (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999)

10.9.1   Amendment to Employment Agreement with Ms. Maria Justo

10.10 Employment Agreement dated September 1, 2000 with Mr. John F. Stumpff (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2000)

10.10.1  Amendment to Employment Agreement with Mr. John F. Stumpff

10.11 Employment Agreement dated September 1, 2000 with Mr. Felix M. Garcia (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2000)

10.12    Employment Agreement dated February 1, 2001 with Mr. Lucious T. Harris

10.13    Company's 2000 Stock Option Plan

11.1     Earnings Per Share Computation

21.1     Subsidiaries of the Company

23.1     Consent of Deloitte & Touche LLP.

         (b) No reports on Form 8-K were filed during the fourth quarter of 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of May, 2001.

                                       HAMILTON BANCORP INC.


                                       /s/  Eduardo A. Masferrer
                                       ----------------------------------------
                                       Eduardo A. Masferrer, Chairman of the
                                       Board and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on April 13, 2001 on behalf of the Registrant and in the capacities indicated.



/s/  Eduardo A. Masferrer                   /s/  William Alexander
------------------------------              -----------------------------------
Eduardo A. Masferrer                        William Alexander
Director                                    Director



/s/  Juan Carlos Bernace                    /s/  Ronald Frazier
------------------------------              -----------------------------------
Juan Carlos Bernace                         Ronald Frazier
Director                                    Director



/s/  Ronald A. Lacayo                       /s/  George Lyall
------------------------------              -----------------------------------
Ronald A. Lacayo                            George Lyall
Director                                    Director



/s/  Ben L. Moyer                           /s/  Lucious T. Harris
------------------------------              -----------------------------------
Ben L. Moyer                                Lucious T. Harris, Executive Vice
Director                                    President, Chief Financial Officer,
                                            Principal Financial and Accounting
                                            Officer