Form 10-Q
period 2001-03-31
HAMILTON BANCORP INC
filed 2001-06-08
CIK 894172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM                TO
                                        --------------    ---------------

                         COMMISSION FILE NUMBER: 0-20960

                              HAMILTON BANCORP INC.
             (Exact Name of Registrant as Specified in Its Charter)

                 FLORIDA                                        65-0149935
     (State or Other Jurisdiction of                         (I.R.S. Employer
      Incorporation or Organization)                        Identification No.)

  3750 N.W. 87TH AVENUE, MIAMI, FLORIDA                           33178
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

                                 Yes [ ] No [ ]

ITEM 1
The following interim financial statements have not been reviewed by the Company's independent public accountants as required by Rule 10-01(d) of Regulation S-X. See Note 1.

                          PART I. FINANCIAL INFORMATION

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                                    UNAUDITED
                                 (In thousands)

                                                                                           March 31, 2001       December 31, 2000
                                                                                           --------------       -----------------
                                                         ASSETS
CASH AND DEMAND DEPOSITS WITH OTHER BANKS                                                   $     52,465           $    125,330
FEDERAL FUNDS SOLD                                                                                 2,221                  4,266
                                                                                            ------------           ------------
      Total cash and cash equivalents                                                             54,686                129,596
                                                                                            ------------           ------------

INTEREST EARNING DEPOSITS WITH OTHER BANKS                                                        54,825                109,989
                                                                                            ------------           ------------
SECURITIES AVAILABLE FOR SALE                                                                    389,677                255,337
                                                                                            ------------           ------------
LOANS-NET OF UNEARNED INCOME                                                                   1,213,893              1,227,880
LESS:  ALLOWANCE FOR CREDIT LOSSES                                                               (44,134)               (43,067)
LESS:  ALLOWANCE FOR TRANSFER RISK                                                               (35,384)               (36,607)
                                                                                            ------------           ------------
LOANS-NET                                                                                      1,134,375              1,148,206
                                                                                            ------------           ------------
DUE FROM CUSTOMERS ON BANKERS ACCEPTANCES                                                         28,958                 31,544
DUE FROM CUSTOMERS ON DEFERRED PAYMENT LETTERS OF CREDIT                                           1,014                    997
PROPERTY AND EQUIPMENT-NET                                                                         4,224                  4,471
ACCRUED INTEREST RECEIVABLE                                                                       15,553                 15,606
GOODWILL-NET                                                                                       1,439                  1,483
OTHER ASSETS                                                                                      44,492                 44,430
                                                                                            ------------           ------------
TOTAL                                                                                       $  1,729,243           $  1,741,659
                                                                                            ============           ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                                                    $  1,573,297           $  1,582,331
TRUST PREFERRED SECURITIES                                                                        12,650                 12,650
BANKERS ACCEPTANCES OUTSTANDING                                                                   28,958                 31,544
DEFERRED PAYMENT LETTERS OF CREDIT OUTSTANDING                                                     1,014                    997
OTHER LIABILITIES                                                                                  7,874                 11,642
                                                                                            ------------           ------------
     Total liabilities                                                                         1,623,793              1,639,164
                                                                                            ------------           ------------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 75,000,000 shares authorized, 10,081,147 shares
       issued and outstanding at March 31, 2001 and December 31, 2000                                101                    101
     Capital surplus                                                                              60,702                 60,702
     Retained earnings                                                                            44,690                 42,151
     Accumulated other comprehensive loss                                                            (43)                  (459)
                                                                                            ------------           ------------
     Total stockholders' equity                                                                  105,450                102,495
                                                                                            ------------           ------------
TOTAL                                                                                       $  1,729,243           $  1,741,659
                                                                                            ============           ============

          See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                  (Dollars in thousands except per share data)

                                                                                                Three Months Ended March 31,
                                                                                            -------------------------------------
                                                                                                2001                     2000
                                                                                            -------------           -------------
INTEREST INCOME:
  Loans, including fees                                                                     $      28,422           $      29,607
  Deposits with other banks                                                                         1,956                   3,841
  Investment securities                                                                             5,374                   3,052
  Federal funds sold                                                                                  676                     703
                                                                                            -------------           -------------
    Total                                                                                          36,428                  37,203
INTEREST EXPENSE:
  Deposits                                                                                         24,000                  20,166
  Trust preferred securities                                                                          308                     308
  Federal funds purchased and other borrowing                                                           1                       1
                                                                                            -------------           -------------
     Total                                                                                         24,309                  20,475
                                                                                            -------------           -------------
NET INTEREST INCOME                                                                                12,119                  16,728
PROVISION FOR CREDIT LOSSES                                                                         3,000                     750
PROVISION FOR (RECOVERY OF) TRANSFER RISK                                                          (1,223)                  3,248
                                                                                            -------------           -------------
NET INTEREST INCOME AFTER PROVISIONS                                                               10,342                  12,730
                                                                                            -------------           -------------
NON-INTEREST INCOME:
  Trade finance fees and commissions                                                                1,925                   2,217
  Customer service fees                                                                               379                     400
  Net gain (loss) on securities transactions                                                          351                   1,349
  Other                                                                                                45                      97
                                                                                            -------------           -------------
     Total                                                                                          2,700                   4,063
                                                                                            -------------           -------------
OPERATING EXPENSES:
  Employee compensation and benefits                                                                3,821                   2,963
  Occupancy and equipment                                                                           1,190                   1,298
  Other                                                                                             4,049                   4,425
                                                                                            -------------           -------------
     Total                                                                                          9,060                   8,686
                                                                                            -------------           -------------

INCOME BEFORE INCOME TAXES                                                                          3,982                   8,107
PROVISION FOR INCOME TAXES                                                                          1,443                   2,690
                                                                                            -------------           -------------

NET INCOME                                                                                  $       2,539           $       5,417
                                                                                            =============           =============
NET INCOME PER COMMON SHARE:
     BASIC                                                                                  $        0.25           $        0.54
                                                                                            =============           =============
     DILUTED                                                                                $        0.25           $        0.53
                                                                                            =============           =============
AVERAGE SHARES OUTSTANDING:
     BASIC                                                                                     10,081,147              10,081,147
                                                                                            =============           =============
     DILUTED                                                                                   10,081,147              10,221,121
                                                                                            =============           =============

          See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    UNAUDITED
                                 (In thousands)

                                                                                                Three Months Ended March 31,
                                                                                                2001                    2000
                                                                                            ------------           ------------
NET INCOME                                                                                  $      2,539           $      5,417

OTHER COMPREHENSIVE INCOME, Net of tax:
   Net change in unrealized loss on securities available for sale during period                      416                  1,618
   Less:  Reclassification adjustment on realized gain on sale of assets                               0                   (672)
                                                                                            ------------           ------------

                Total                                                                                416                    946
                                                                                            ------------           ------------

COMPREHENSIVE INCOME                                                                        $      2,955           $      6,363
                                                                                            ============           ============

           See accompanying notes to consolidated financial statements

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED

                                                                                                         Accumulated
                                                            Common Stock                                    Other         Total
                                                         --------------------     Capital     Retained  Comprehensive Stockholders'
                                                           Shares      Amount     Surplus     Earnings      Loss         Equity
                                                         ----------    ------    ---------   ---------  ------------- -------------
Balance, December 31, 2000                               10,081,147    $  101    $  60,702   $  42,151    $  (459)     $  102,495

Net change in unrealized loss on
  securities available for sale, net of taxes                                                                 416             416

Net income for the three months ended
  March 31, 2001                                                                                 2,539                      2,539
                                                         ----------    ------    ---------   ---------    -------      ----------

Balance as of March 31, 2001                             10,081,147    $  101    $  60,702   $  44,690    $   (43)     $  105,450
                                                         ==========    ======    =========   =========    =======      ==========

          See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                              Three Months Ended March 31,
                                                                                            --------------------------------
                                                                                               2001                  2000
                                                                                            ----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                $    2,539           $     5,417
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                                                240                   429
      Provision for credit losses                                                                3,000                   750
      Provision for transfer risk                                                               (1,223)                3,248
      Deferred tax benefit                                                                      (1,025)                  725
      Net gain loss on securities transactions                                                    (351)               (1,118)
      Increase in accrued interest receivable and other assets                                   1,020                 3,230
      Increase (decrease) in other liabilities                                                  (3,763)                7,483
                                                                                            ----------           -----------
           Net cash provided by operating activities                                               437                20,164
                                                                                            ----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in interest-earning deposits with other banks                                        55,164                32,786
  Purchase of securities available for sale                                                   (606,859)             (105,105)
  Proceeds from sales and maturities of securities available for sale                          472,173                86,949
  Decrease (increase) in loans - net                                                            13,251                (4,784)
  Purchases of property and equipment - net                                                        (42)                 (239)
                                                                                            ----------           -----------
           Net cash (used in) provided by investing activities                                 (66,313)                9,607
                                                                                            ----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits - net                                                                    (9,034)               15,345
                                                                                            ----------           -----------
           Net cash (used in) provided by financing activities                                  (9,034)               15,345
                                                                                            ----------           -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                           (74,910)               45,116

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               129,596                85,110
                                                                                            ----------           -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $   54,686           $   130,226
                                                                                            ==========           ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the period                                                           $    4,870           $    10,686
                                                                                            ==========           ===========
  Income taxes paid during the period                                                       $    1,188           $         9
                                                                                            ==========           ===========

          See accompanying notes to consolidated financial statements.

HAMILTON BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2001

NOTE 1: BASIS OF PRESENTATION

The consolidated statements of condition for Hamilton Bancorp Inc. and Subsidiaries (the "Company") as of March 31, 2001 and December 31, 2000, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the three months ended March 31, 2001 and 2000 included in the Form 10-Q have been prepared by the Company in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited except for the consolidated statement of condition as of December 31, 2000.

After extensive communications with the staff of the Securities and Exchange Commission in connection with a review of the Company's 1999 Annual Report on Form 10-K and Form 10-K/A, the Company determined to amend certain previously filed reports. As a result, amended reports on Form 10-K/A-2 for 1999, Forms 10-Q/A-2 for March 31, 2000 and June 30, 2000, and Form 10-Q/A for September 30, 2000 were completed and filed on June 8, 2001. Delays caused by this process impacted the completion of the Form 10-Q for March 31, 2001. Our independent auditors have not performed the review of this Form 10-Q required by Rule 10-01(d) of Regulation S-X, accordingly, this Form 10-Q is being filed without such required review. The Company does not believe that changes, if any, will either adversely affect earnings for the three months ended March 31, 2001 or have any material adverse effect on its business or operations.

The accounting policies followed for interim financial reporting are consistent with the accounting policies set forth in Note 1 to the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

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

FINANCIAL CONDITION - MARCH 31, 2001 VS. DECEMBER 31, 2000

Total consolidated assets decreased $12.4 million during the first three months of 2001, which included an increase of $63.1 million in interest earning assets offset by a decrease of $75.7 million in non-interest earning assets. The increase in interest earning assets is primarily in securities available for sale, which increased $134.3 million. The decrease in non-interest earning assets is primarily in cash and cash equivalents which decreased $74.9 million. This shift in asset composition reflects the investment of excess cash which was temporarily uninvested at December 31, 2000.

CASH, DEMAND DEPOSITS WITH OTHER BANKS AND FEDERAL FUNDS SOLD

Cash, demand deposits with other banks and federal funds sold are considered cash and cash equivalents. Balances of these items fluctuate daily depending on many factors , which include or relate to the particular banks that are clearing funds, loan payoffs, deposit gathering and reserve requirements. Cash, demand deposits with other banks and federal funds sold were $54.7 million at March 31, 2001 compared to $129.6 million at December 31, 2000. The balance at December 31, 2000 reflected temporarily uninvested cash.

INTEREST-EARNING DEPOSITS WITH OTHER BANKS AND INVESTMENT SECURITIES

Interest-earning deposits with other banks decreased to $54.8 million at March 31, 2001 from $110.0 million at December 31, 2000. These deposits are placed primarily with correspondent banks in the Region, generally on a short-term basis (less than 365 days), to increase yields and enhance relationships with the correspondent banks. The level of such deposits has diminished as the exposure in the Region has decreased during the three months ended March 31, 2001. Additionally, in connection with capital management strategies, the Company has been increasing the level of U.S. Government securities in place of interest-earning deposits. The short-term nature of these deposits allows the Company the flexibility to later redeploy assets into a higher yielding domestic loan component or other alternative assets.

Investment securities increased to $389.7 million at March 31, 2001 from $255.3 million at December 31, 2000. The increase has been primarily in U.S. treasury securities. The treasury securities are short term in nature and allow the Company the flexibility of liquidity. In addition, the treasury securities are considered lower risk and thus contribute to improving the risk based capital ratios.

LOANS

The Company's gross loan portfolio decreased by $13.4 million or 1.1 percent, during the first three months of 2001 in relation to the year ended December 31, 2000. Domestic commercial real estate increased by $31.9 million or 38.4 percent. This increase was offset by a decrease in foreign loans of $44.3 million or 6.4 percent. Details on the loans by type are shown in the table below. At March 31, 2001 approximately 46.9 percent of the Company's portfolio consisted of loans to domestic borrowers compared to 43.9 percent at December 31, 2000 and 40.1 percent at December 31, 1999, reflecting the increasing emphasis on domestic activities. The Company's loan portfolio is relatively short-term, as approximately 70.9 and 77.3 percent of loans at March 31, 2001 were short-term loans with average maturities or repricing of less than 180 and less than 365 days, respectively. See "Interest Rate Sensitivity Report".

The following table sets forth the loans by type in the Company's loan portfolio at the dates indicated.

LOANS BY TYPE
(IN THOUSANDS)

                                                                                          March 31, 2001      December 31, 2000
                                                                                          --------------      -----------------
         Domestic:

         Commercial and industrial (1)                                                     $    385,239          $    380,926
         Commercial real estate                                                                 114,946                83,082
         Acceptances discounted                                                                  71,006                76,148
         Residential mortgages                                                                    1,655                 1,812
                                                                                           ------------          ------------

         Subtotal Domestic                                                                      572,846               541,968
                                                                                           ------------          ------------

         Foreign:

         Banks and other financial institutions                                                 129,196               153,119
         Commercial and industrial (1)                                                          415,916               405,152
         Acceptances discounted                                                                  67,005                64,100
         Government and official institutions                                                    35,841                69,841
                                                                                           ------------          ------------

         Subtotal Foreign                                                                       647,958               692,212
                                                                                           ------------          ------------

         Total Loans                                                                          1,220,804             1,234,180

         Less unearned income                                                                     6,911                 6,300
                                                                                           ------------          ------------

         Loans - net of unearned income                                                    $  1,213,893          $  1,227,880
                                                                                           ============          ============

         (1) Includes pre-export financing, warehouse receipts and refinancing of letter of credits.

The following tables present the Company's loans by country and cross-border outstandings by country. The aggregate amount of the Company's cross border outstandings by primary credit risk include cash and demand deposits with other banks, interest earning deposits with other banks, investment securities, due from customers on bankers acceptances, due from customers on deferred payment letters of credit and loans. Exposure levels in any given country at the end of each period may be impacted by the flow of trade between the United States (and to a large extent Florida) and the given countries, as well as the price of the underlying goods or commodities being financed.

At March 31, 2001 approximately 27.1 percent in principal amount of the Company's loans were outstanding to borrowers in four countries other than the United States: Panama (10.8 percent), Guatemala (7.6 percent), El Salvador (4.4 percent) and Ecuador (4.3 percent).

Panama loan exposure continues to be over 10 percent of loans and has decreased to 10.8 percent of total loans at March 31, 2001. The bulk of the credit relationships in Panama are related to financing short-term trade transactions with companies operating out of the Colon Free Zone. The latter represents the second largest free trading zone in the world after Hong Kong. The companies operate largely as importers and exporters of consumer goods, such as electronic goods and clothing.

LOANS BY COUNTRY
(Dollars in thousands)

                                                                      March 31, 2001                        December 31, 2000
                                                              ------------------------------        ------------------------------
                                                                                  Percent of                            Percent of
Country                                                          Amount          Total Loans           Amount          Total Loans
                                                              ------------       -----------        ------------       -----------
United States                                                 $    572,846           46.9%          $    541,968           43.9%
Argentina                                                           20,297            1.7%                13,943            1.1%
British West Indies                                                 19,450            1.6%                24,115            2.0%
Colombia                                                            19,611            1.6%                21,176            1.7%
Dominican Republic                                                  33,431            2.7%                36,374            3.0%
Ecuador                                                             52,374            4.3%                53,688            4.4%
El Salvador                                                         53,216            4.4%                55,871            4.5%
Guatemala                                                           93,073            7.6%               105,945            8.6%
Honduras                                                            37,324            3.1%                38,232            3.1%
Jamaica                                                             33,956            2.8%                49,346            4.0%
Nicaragua                                                           17,402            1.4%                22,527            1.8%
Panama                                                             131,913           10.8%               138,425           11.2%
Peru                                                                26,923            2.2%                37,494            3.0%
Other (1)                                                          108,988            8.9%                95,076            7.7%
                                                              ------------          -----           ------------          -----
Total                                                         $  1,220,804          100.0%          $  1,234,180          100.0%
                                                              ============          =====           ============          =====

(1) Other consists of loans to borrowers in countries in which loans did not exceed 1 percent of total assets

At March 31, 2001 approximately 23.0 percent in cross-border outstandings were outstanding to borrowers in five countries other than the United States: Panama (8.0 percent), Guatemala (5.4 percent), Ecuador (3.8 percent), El Salvador (3.1 percent), and Dominican Republic (2.7 percent).

TOTAL CROSS-BORDER OUTSTANDINGS BY COUNTRY (3)
(Dollars in millions)

                                                                    March 31, 2001               December 31, 2000
                                                              ------------------------        -----------------------
                                                                            % of Total                     % of Total
                                                              Amount           Assets         Amount          Assets
                                                              ------        ----------        ------       ----------
Argentina                                                     $   26            1.5%          $   55            3.2%
Brazil                                                            15            0.9%              20            1.1%
B.W. Indies (2)                                                   --             --               18            1.0%
Colombia                                                          25            1.4%              22            1.3%
Dominican Republic                                                46            2.7%              41            2.4%
Ecuador                                                           66            3.8%              63            3.6%
El Salvador                                                       54            3.1%              60            3.4%
Guatemala                                                         94            5.4%             105            6.0%
Honduras                                                          32            1.9%              29            1.7%
Jamaica                                                           34            2.0%              50            2.9%
Mexico                                                            16            0.9%              --             --
Nicaragua                                                         23            1.3%              20            1.1%
Panama                                                           139            8.0%             139            8.0%
Peru                                                              31            1.8%              38            2.2%
Suriname                                                          31            1.8%              31            1.8%
Venezuela                                                         19            1.1%              17            1.0%
Other (1)                                                         43            2.5%              80            4.5%
                                                              ------          -----           ------          -----
Total                                                         $  694           40.1%          $  788           45.2%
                                                              ======          =====           ======          =====

         (1) Other consists of loans to borrowers in countries in which loans did not exceed 1 percent of total assets.

         (2) These countries had loans in periods presented which did not exceed 1 percent of total assets.

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

CONTINGENCIES

The following table sets forth the distribution of the Company's contingent liabilities by country of the applicant and issuing bank for import and export letters of credit, respectively. As shown by the table, contingent liabilities decreased by 3.1 percent from December 31, 2000 to March 31, 2001. Individual fluctuations reflect relative changes in the flow of trade or instruments used in financing such trade as well as the cyclical nature of certain trade activities.

CONTINGENT LIABILITIES (1)
(in thousands)

                                                                                          March 31, 2001    December 31, 2000
                                                                                          --------------    -----------------
Bolivia (3)                                                                                 $    1,563          $       --
Dominican Republic                                                                              14,742              23,880
Ecuador                                                                                          5,217               2,305
El Salvador (3)                                                                                  8,855                  --
Guatemala                                                                                        9,313              12,347
Guyana                                                                                           1,511               2,107
Honduras                                                                                         1,953               1,957
Jamaica                                                                                         10,296              10,194
Panama                                                                                           3,755               7,564
Paraguay (3)                                                                                        --               2,398
Peru                                                                                             2,547               2,337
Suriname                                                                                         2,771               2,248
United States                                                                                   87,534              85,617
Other (2)                                                                                        4,792               6,830
                                                                                            ----------          ----------

Total                                                                                       $  154,849          $  159,784
                                                                                            ==========          ==========

(1) Includes export and import letters of credit, standby letters of credit and letters of indemnity.

(2) Other includes those countries in which contingencies represent less than 1 percent of the Company's total contingencies at each of the above dates.

(3) These countries had contingencies which represented less than 1 percent of the Company's total contingencies as each of the above dates.

CREDIT QUALITY REVIEW

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

Specific allowances are established for impaired loans in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan by loan basis for non-homogenous loans by either the present value of expected future cash flows discounted at the loans effective interest rate, the loans obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Our methodologies include several features that are intended to reduce the difference between estimated and actual losses. The loss factors that are used to establish the allowance for pass-graded loans is designed to be self-correcting by taking into account changes in loan classification and permitting adjustments based on management's judgment of significant qualitative factors as of the evaluation date. Similarly, by basing the pass-graded loan loss factors on loss experience over the prior year and the last three or five years, the methodology is designed to take our recent loss experience into account. The Bank generally operates a commercial banking business, which does not include significant amounts of pooled loans or loans that are homogeneous in nature such as residential mortgages or consumer installment loans (these represent 0.1% of gross loans at both March 31, 2001 and December 31, 2000.

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

Currently, Ecuador is rated value impaired by ICERC, with a 90% ATTR requirement for applicable exposures. At March 31, 2001 and December 31, 2000, the Company had aggregate exposure to borrowers located in Ecuador of approximately $66 million and $63 million, respectively. During 1999, as a result of economic deterioration in Ecuador, the Company restructured exposures with certain borrowers to improve collectibility prospects. Primarily as a result of these restructurings, approximately $36.4 million of Ecuadorian exposure at December 31, 1999 was subject to the 90% ATRR requirement. Subsequent to 1999, additional Ecuadorian exposures became subject to ATRR, and payments on various exposures have been received. At March 31, 2001, approximately $39.3 million of the Company's Ecuadorian exposure was subject to ATRR, requiring an ATRR of approximately $35.4 million. During the first quarter of 2001, payments resulted in recoveries of ATRR of $1.2 million, which is included in current operating results. At March 31, 2001, approximately $778,000 of the Company's Ecuadorian exposure was on nonaccrual status, and the remainder was in compliance with their contractual terms.

The following table sets forth the composition of the allowance for credit losses and ATRR as of March 31, 2001 and December 31, 2000 (in thousands):

                                              MARCH 31, 2001     DECEMBER 31, 2000
                                              --------------     -----------------
         Allocated:
              Specific (Impaired loans)          $ 21,129           $ 17,816
              Formula                              19,723             24,144
         Unallocated                                3,282              1,107
                                                 --------           --------
         Total allowance for credit losses         44,134             43,067
         Allocated transfer risk reserve           35,384             36,607
                                                 --------           --------
         Total allowance and reserves            $ 79,518           $ 79,674
                                                 ========           ========

         The specific allowances increased from $17.8 million at December 31, 2000 to $21.1 million at March 31, 2001 due to an increase in impaired loans. Impaired loans increased from $54.2 million at December 31, 2000 to $65.8 million at March 31, 2001. At March 31, 2001, approximately $23.5 million of impaired loans were to U.S. borrowers, and approximately $42.4 million were to foreign borrowers. The decrease in the allocated formula allowance reflects the shift of certain loans to impaired loans. Management has not noted any trends or common characteristics associated with the increase in impaired and problem-graded loans.

         The increase in impaired loans included $13.1 million associated with several short-term loans to two Panamanian borrowers. The Company is attempting to restructure the loans with both borrowers.

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

CREDIT LOSS AND TRANSFER RISK EXPERIENCE
(in thousands)

                                                                   Three Months Ended         Year Ended
                                                                     March 31, 2001       December 31, 2000
                                                                   ------------------     -----------------
Balance of allowance for credit losses at beginning of period        $      43,067        $      21,411
Charge-offs:
Domestic:
   Commercial                                                               (2,630)             (16,420)
   Acceptances                                                                  --                 (297)
   Installment                                                                  --                   --
                                                                     -------------        -------------
 Total Domestic                                                             (2,630)             (16,717)
                                                                     -------------        -------------
Foreign:
   Banks and other financial institutions                                       --                   --
   Commercial and industrial                                                (1,181)              (7,504)
                                                                     -------------        -------------
 Total Foreign                                                              (1,181)              (7,504)
                                                                     -------------        -------------
Total charge-offs                                                           (3,811)             (24,221)
                                                                     -------------        -------------
Recoveries:
Domestic:
   Commercial                                                                1,878                   10
Foreign:
  Commercial                                                                    --                   48
  Banks and other financial institutions                                        --                   70
                                                                     -------------        -------------
 Total recoveries                                                            1,878                  128
                                                                     -------------        -------------
Net (charge-offs) recoveries                                                (1,933)             (24,093)
Provision for credit losses                                                  3,000               45,749
                                                                     -------------        -------------
Balance of allowance for credit losses at end of the period          $      44,134        $      43,067
                                                                     =============        =============

ATRR at beginning of period                                          $      36,607        $      32,720
Charge-offs to ATRR                                                             --                 (301)
Provision for (recovery of) ATRR                                            (1,223)               4,188
                                                                     -------------        -------------
ATRR at end of period                                                $      35,384        $      36,607
                                                                     =============        =============
                                                                     -------------        -------------
Allowance for credit losses and ATRR at end of period                $      79,518        $      79,674
                                                                     =============        =============

Average loans                                                        $   1,229,903        $   1,183,613
Total loans                                                          $   1,220,804        $   1,234,180
Net charge-offs to average loans                                              0.16%                2.04%
Allowance for credit losses to total loans                                    3.62%                3.49%
Allowance for credit losses and ATRR to total loans                           6.51%                6.46%

The following tables set forth an analysis of the allocation of the allowance for credit losses by category of loans and the allowance for credit losses allocated to foreign loans. The allowance is established to cover potential losses inherent in the portfolio as a whole or is available to cover potential losses on any of the Company's loans.

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES
(in thousands)

                                                                As of                    As of
                                                            March 31, 2001         December 31, 2000
                                                            --------------         -----------------
Allocation of the allowance by category of loans:
Domestic:
   Commercial                                                $     10,315             $      9,412
   Commercial real estate                                           1,031                    1,332
   Acceptances                                                        593                      554
   Residential                                                          6                        5
                                                             ------------             ------------
           Total domestic                                          11,945                   11,303
                                                             ------------             ------------
Foreign Non ATRR:
   Government and official institutions                               183                      298
   Banks and other financial institutions                           5,950                    8,063
   Commercial and industrial                                       25,577                   23,013
   Acceptances discounted                                             479                      390
                                                             ------------             ------------
      Total foreign non ATRR                                       32,189                   31,764
                                                             ------------             ------------
Foreign Non ATRR:
   Government and official institutions                             6,820                    7,852
   Banks and other financial institutions                          14,400                   15,282
   Commercial and industrial                                       14,164                   13,473
                                                             ------------             ------------
      Total foreign ATRR                                           35,384                   36,607
                                                             ------------             ------------
          Total foreign                                            67,573                   68,371
                                                             ------------             ------------
Total                                                        $     79,518             $     79,674
                                                             ============             ============
Percent of loans in each category to total loans:
Domestic:
   Commercial and industrial                                         31.5%                    30.9%
   Commercial real estate                                             9.4%                     6.7%
   Acceptances                                                        5.8%                     6.2%
   Residential                                                        0.2%                     0.2%
                                                             ------------             ------------
           Total domestic                                            46.9%                    44.0%
                                                             ------------             ------------
Foreign Non ATRR:
   Banks and other financial institutions                             9.2%                    11.0%
   Commercial and industrial                                         32.9%                    31.7%
   Acceptances discounted                                             5.5%                     5.2%
   Government and official Institutions                               2.3%                     4.9%
                                                             ------------             ------------
      Total foreign non ATRR                                         49.9%                    52.8%
                                                             ------------             ------------
Foreign ATRR:
   Government and official institutions                               0.6%                     0.7%
   Banks and other financial institutions                             1.4%                     1.4%
   Commercial and industrial                                          1.2%                     1.1%
                                                             ------------             ------------
      Total foreign ATRR                                              3.2%                     3.2%
                                                             ------------             ------------
           Total foreign                                             53.1%                    56.0%
                                                             ------------             ------------
Total                                                               100.0%                   100.0%
                                                             ============             ============

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES ALLOCATED TO FOREIGN LOANS
(in thousands)

                                                                        March 31, 2001      December 31, 2000
                                                                        --------------      -----------------
Balance, beginning of period                                             $   68,371            $   50,653
Provision for credit losses                                                   1,606                21,217
Provision for (recovery of) transfer risk                                    (1,223)                4,188
Net charge-offs                                                              (1,181)               (7,687)
                                                                         ----------            ----------
Balance, end of period                                                   $   67,573            $   68,371
                                                                         ==========            ==========

Composition at end of period:
Allowance for credit losses                                              $   32,189            $   31,764
Allowance for transfer risk (ATRR)                                           35,384                36,607
                                                                         ----------            ----------
                                                                         $   67,573            $   68,371
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

NONPERFORMING LOANS
(in thousands)


                                                        March 31, 2001          December 31, 2000
                                                        --------------          -----------------
Domestic:
   Non accrual                                             $ 23,463                 $ 23,958
   Past due over 90 days and accruing                            --                      105
                                                           --------                 --------
      Total domestic nonperforming loans                     23,463                   24,063
                                                           --------                 --------

Foreign
   Non accrual                                               42,397                   30,250
   Past due over 90 days and accruing                        26,997                      322
                                                           --------                 --------
      Total foreign nonperforming loans                      69,394                   30,572
                                                           --------                 --------

Total nonperforming loans (1)                              $ 92,857                 $ 54,635
                                                           ========                 ========

Total nonperforming loans to total loans                       7.61%                    4.43%
Total nonperforming assets to total assets                     5.37%                    3.14%


(1) During such periods the Company did not have any loans not included in the table above which were deemed to be "troubled debt restructurings" as defined in SFAS No. 15 Accounting by Debtors and Creditors for Troubled Debt Restructurings.

Nonaccrual loans increased from $52.8 million at December 31, 2000 to $65.8 million at March 31, 2001. The increase during the first quarter is attributable to several short-term loans to two Panamanian borrowers. The Company is attempting to restructure the loans with both borrowers.

Loans past due 90 days or more and still accruing include aggregate outstandings of five foreign borrowers, all of which are well secured and in the process of collection at March 31, 2001. Loans to three of the borrowers, aggregating $9.6 million, were brought current subsequent to March 31, 2001. Included in the remaining past due loans are loans to two borrowers, aggregating $17.4 million, which are supported by third-party receivables with an aggregate estimated value of $22 million.

At March 31, 2001, the Company had $240,000 in nonperforming investment securities compared to $480,000 at December 31, 2000. This represents a foreign security which was written down during the first quarter.

Deposits

The primary sources of the Company's domestic time deposits are its eight Bank branches located in Florida and one in Puerto Rico. In pricing its deposits, the Company analyzes the market carefully, attempting to price its deposits competitively with the other financial institutions in the area.

Total deposits were $1.57 billion at March 31, 2001 compared to $1.58 billion at December 31, 2000. The decrease in deposits during the three month period was largely in certificates of deposits over $100,000, which decreased by $21.9 million during the period, offset by increases in other categories. Management believes deposits will continue to decrease during the remainder of 2001 as the Company lowers the rates it offers on its products as compared to competing financial institutions.

The following table indicates the maturities and amounts of certificates of deposit and other time deposits issued in denominations of $100,000 or more as of March 31, 2001:

MATURITIES OF AND AMOUNTS OF CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS $100,000 OR MORE
(in thousands)

                                     Certificates of Deposit        Other Time Deposits
                                        $100,000 or More              $100,000 or More          Total
                                     -----------------------        -------------------       ---------
     Three months or less                   $ 156,919                    $ 1,518              $ 158,437
     Over 3 through 6 months                  110,859                        360                111,219
     Over 6 through 12 months                 100,275                      1,732                102,007
     Over 12 months                           110,175                        529                110,704
                                            ---------                    -------              ---------
     Total                                  $ 478,228                    $ 4,139              $ 482,367
                                            =========                    =======              =========


STOCKHOLDERS' EQUITY

The Company's stockholders' equity at March 31, 2001 was $105.4 million compared to $102.5 million at December 31, 2000. During this period stockholders' equity increased by $2.9 million primarily due to the retention of net income of $2.5 million.

INTEREST RATE SENSITIVITY

The following table presents the projected maturities or interest rate adjustments of the Company's earning assets and interest-bearing funding sources based upon the contractual maturities or adjustment dates at March 31, 2001. The interest-earning assets and interest-bearing liabilities of the Company and the related interest rate sensitivity gap given in the following table may not be reflective of positions in subsequent periods.


                        INTEREST RATE SENSITIVITY REPORT
                             (Dollars in thousands)


                                             -------------------------------------------------------------------------------------
                                                  0 to 30    31 to 90   91 to 180  181 to 365  1 to 5        Over 5
                                                   Days        Days        Days       Days      Years        Years       Total
                                             -------------------------------------------------------------------------------------
Earning Assets:
   Loans                                         $ 659,919  $ 123,078  $  82,980    $ 78,105   $218,678    $  58,044  $ 1,220,804
   Federal funds sold                                2,221         --         --          --         --           --        2,221
   Investment securities                           114,993    149,220     64,326       4,487     17,528       32,269      382,823
   Interest earning deposits with
     other banks                                    11,000     14,750     24,075       5,000         --           --       54,825
                                             ------------------------------------------------------------------------------------
Total                                              788,133    287,048    171,381      87,592    236,206       90,313    1,660,673
                                             ------------------------------------------------------------------------------------
Funding Sources:
   Savings and transaction deposits                137,217         --         --          --         --           --      137,217
   Certificates of deposits of $100 or more         53,002    103,917    110,859     100,275    110,175           --      478,228
   Certificates of deposits under $100              51,548    116,836    163,565     244,797    240,100           47      816,893
   Other time deposits                               1,518        360      1,732         529         --           --        4,139
   Funds overnight                                  45,450         --         --          --         --           --       45,450
   Trust preferred securities                           --         --         --          --         --       12,650       12,650
                                             ------------------------------------------------------------------------------------
Total                                            $ 288,735  $ 221,113  $ 276,156   $ 345,601  $ 350,275    $  12,697  $ 1,494,577
                                             ====================================================================================
Interest sensitivity gap                         $ 499,398  $  65,935  $(104,775)  $(258,009) $(114,069)   $  77,616    $ 166,096
                                             ====================================================================================
Cumulative gap                                   $ 499,398  $ 565,333  $ 460,558   $ 202,549  $  88,480    $ 166,096
                                             =======================================================================
Cumulative gap as a percentage
   of total earning assets                           30.07%     34.04%     27.73%      12.20%      5.33%       10.00%
                                             =======================================================================

LIQUIDITY

Cash and cash equivalents decreased by $74.9 million from December 31, 2000 to March 31, 2001. During the first quarter of 2000, net cash provided by operating activities was $437,000, net cash used in investing activities was $66.3 million and net cash used in financing activities was $9.0 million. For further information on cash flows, see the Consolidated Statement of Cash Flows.

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

The majority of the Company's deposits are short-term and closely match the short-term nature of the Company's assets. See "Interest Rate Sensitivity Report." At March 31, 2001 interest-earning assets maturing or repricing within six months were $1.247 billion, representing 75.1 percent of total earning assets, and earning assets maturing within one year were $1.334 billion or 80.3 percent of total earning assets. The interest bearing liabilities maturing within six months were $786.0 million or 52.6 percent of total interest-bearing liabilities and the interest-bearing liabilities maturing within one year were $1.132 billion or 75.7 percent of the total at March 31, 2001.

The short-term nature of the loan portfolio and the fact that a portion of the loan portfolio consists of bankers' acceptances provides additional liquidity to the Company. Liquid assets at March 31, 2001 were $499 million, 28.9 percent of total assets, and consisted of cash and cash equivalents, due from banks-time and available for sale investment securities maturing within one year or less.

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

In February 2000, the OCC initiated a formal administrative action against the Bank alleging various unsafe and unsound practices discovered through an Examination of the Bank as of August 23, 1999. On September 8, 2000, the OCC and the Bank settled the administrative action by entering into a cease and desist order by consent (the "September 8 Order"). The September 8 Order required the Bank to comply with, among other things, certain accounting and capital requirements and to make specified reports and filings. The September 8 Order also required the Bank to maintain Tier 1, Total and leverage capital ratios of 10%, 12% and 7%, respectively, and as a result, the Bank was not in compliance with the capital requirements of the September 8 Order, as reflected in the following table.

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

But for the September 8 Order requiring the Bank to achieve and maintain higher capital levels, the Bank's capital category as of December 31, 2000 would have been "well capitalized," which required that Tier 1, Total and leverage capital ratios equal or exceed 6%, 10% and 5%, respectively.

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

BANCORP CAPITAL RATIOS
(Dollars in thousands)

                                         March 31, 2001               December 31, 2000
                                  ---------------------------    --------------------------
                                     Amount           Ratio         Amount          Ratio
                                  ---------------------------    ---------------------------
Tier 1 risk-weighted
Capital:
   Actual                          $ 116,294           9.7%        $ 114,119         9.8%
   Minimum                            48,014           4.0%           46,657         4.0%
Total risk-weighted
Capital:
   Actual                            132,095          11.0%          129,503        11.1%
   Minimum                            96,027           8.0%           93,314         8.0%
Leverage:
   Actual                            116,294           6.6%          114,119         6.7%
   Minimum                            52,961           3.0%           51,468         3.0%


BANK CAPITAL RATIOS
(Dollars in thousands)

                                                      March 31, 2001               December 31, 2000
                                               ---------------------------    --------------------------
                                                  Amount           Ratio         Amount          Ratio
                                               ---------------------------    ---------------------------
Tier 1 risk-weighted capital:
   Actual                                       $  114,128           9.5%       $ 111,340         9.4%
   Minimum required by consent order               119,780          10.0%       $ 118,914        10.0%
   Minimum to be well capitalized                   47,912           6.0%          71,358         6.0%
   Minimum to be adequately capitalized             71,868           4.0%          47,566         4.0%
Total risk-weighted capital:
   Actual                                          129,897          10.8%         127,004        10.7%
   Minimum required by consent order               143,736          12.0%         142,697        12.0%
   Minimum to be well capitalized                  119,780          10.0%         118,914        10.0%
   Minimum to be adequately capitalized             95,824           8.0%          95,131         8.0%
Leverage:
  Actual                                           114,128           6.5%         111,340         6.5%
  Minimum required by consent order                123,425           7.0%         120,114         7.0%
  Minimum to be well capitalized                    88,161           5.0%          85,796         5.0%
  Minimum to be adequately capitalized              70,529           4.0%          68,637         4.0%

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

The Company's asset and liability management process is utilized to manage interest rate risk through the structuring of balance sheet and off-balance sheet portfolios. It is the strategy of the Company to maintain as neutral an interest rate risk position as possible (however, the Company has traditionally maintained a positive gap, as described below, due to its use of fixed rate and term time deposits for a significant portion of its funding). By utilizing this strategy the Company "locks in" a spread between interest earning assets and interest-bearing liabilities. Given the matching strategy of the Company and the fact that it does not maintain significant medium and/or long-term exposure positions, the Company's interest rate risk will be measured and quantified through an interest rate sensitivity report. An excess of assets or liabilities over these matched items results in a gap or mismatch. A positive gap denotes asset sensitivity and normally means that an increase in interest rates would have a positive effect on net interest income. On the other hand a negative gap denotes liability sensitivity and normally means that a decline in interest rates would have a positive effect in net interest income. However, because different types of assets and liabilities with similar maturities may reprice at different rates or may otherwise react differently to changes in overall market rates or conditions, changes in prevailing interest rates may not necessarily have such effects on net interest income.

Interest Rate Sensitivity Report as of March 31, 2001 shows that interest earning assets maturing or repricing within one year exceed interest bearing liabilities by $202.5 million. The Company monitors that the assets and liabilities are closely matched to minimize interest rate risk. During the first quarter of 2001, the Company's net interest income was negatively impacted by the positive gap position. As market interest rates decreased, the Company's asset yields also decreased. The Company's fixed rate and term time deposits did not reprice as quickly, resulting in a decline in the net interest margin. See "Yields Earned and Rates Paid" on the following page.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds, and it constitutes the Company's principal source of income. Net interest income decreased to $12.1 million for the three months ended March 31, 2001 from $16.7 million for the same period in 2000, a 27.6 percent decrease. The decrease was due largely to a decrease in net interest margin resulting primarily from lower yields on assets. The average yield on assets declined from 9.14 percent in the 2000 period to 8.50 percent in the 2001 period. The decline in yield more than offset the increase in average earning assets, resulting in a decline in interest income. The average cost of interest bearing liabilities increased from
5.63 percent to 6.40 percent, reflecting the cost of time deposits within the Company's market area. As a percentage of earning assets, interest cost increased from 5.05 percent in 2000 to 5.67 percent in 2001. The higher cost of interest bearing liabilities reflects the impact of certificates of deposit acquired in late 2000, prior to recent decreases in market interest rates.

Interest income decreased to $36.4 million for the three months ended March 31, 2001 from $37.2 million for the same period in 2000, a 2.1 percent decrease, reflecting the increase in lower yielding investment securities and time deposits, average loan balances substantially the same as in the prior period, and a decrease in loan yields. Interest expense increased to $24.3 million for the three months ended March 31, 2001 from $20.5 million for the same period in 1999, an 18.7 percent increase, reflecting the additional deposits to fund asset growth, as well as higher costs associated with those deposits.

                           YIELDS EARNED AND RATE PAID

                                                                             FOR THE QUARTER ENDED
                                                               MARCH 31, 2001                       MARCH 31, 2000
                                                     ----------------------------------   ----------------------------------
                                                      AVERAGE     REVENUE/       YIELD/     AVERAGE    REVENUE/       YIELD/
                                                      BALANCE     EXPENSE        RATE       BALANCE    EXPENSE        RATE
                                                     ----------------------------------   ----------------------------------
TOTAL EARNING ASSETS
LOANS:
    Commercial loans                                 $1,077,158  $   24,364        9.05%  $1,109,374  $   26,457        9.43%
    Acceptances discounted                              141,772       3,620       10.21%     114,564       2,722        9.40%
    Overdraft                                             9,208         403       17.51%       5,759         386       26.52%
    Mortgage loans                                        1,765          35        7.93%       2,127          42        7.81%
                                                     ----------------------   ---------   ----------------------  ----------
TOTAL LOANS                                           1,229,903      28,422        9.24%   1,231,824      29,607        9.51%
                                                     ----------------------   ---------   ----------------------  ----------

Time deposits with banks                                 81,779       1,956        9.57%     162,107       3,841        9.37%
Investments                                             355,351       5,374        6.05%     165,860       3,052        7.28%
Federal funds sold                                       47,601         676        5.68%      49,888         703        5.57%
                                                     ----------------------   ---------   ----------------------  ----------
     Total investments and time deposits with banks     484,731       8,006        6.61%     377,855       7,596        7.95%
                                                     ----------------------   ---------   ----------------------  ----------
Total interest earning assets                         1,714,634      36,428        8.50%   1,609,679      37,203        9.14%
                                                                 ----------   ---------               ----------  ----------
Total non interest earning assets                        40,615                               81,020
                                                     ----------                           ----------
TOTAL ASSETS                                         $1,755,249                           $1,690,699
                                                     ==========                           ==========
INTEREST BEARING LIABILITIES
DEPOSITS:
    NOW and savings accounts                         $   19,726         119        2.41%  $   22,168         132        2.36%
    Money Market                                         46,840         675        5.76%      44,054         630        5.66%
    Presidential Money Market                            68,519         930        5.43%      65,579         906        5.47%
    Certificate of Deposits (including IRA)           1,306,203      21,499        6.58%   1,216,335      17,495        5.69%
    Time Deposits with Banks (IBF)                       54,042         647        4.79%      68,463         862        4.98%
    Other                                                10,461         130        4.97%       8,786         141        6.35%
                                                     ----------------------   ---------   ----------------------  ----------
TOTAL DEPOSITS                                        1,505,791      24,000        6.38%   1,425,385      20,166        5.60%
Trust Preferred Securities                               12,650         308        9.74%      12,650         308        9.63%
Other Borrowings                                             56           1        7.14%           0           0        0.00%
Federal Funds Purchased                                       0           0        0.00%          55           1        7.19%
                                                     ----------------------   ---------   ----------------------  ----------
Total interest bearing liabilities                    1,518,497      24,309        6.40%   1,438,090      20,475        5.63%
                                                     ----------------------   ---------   ----------------------  ----------
Non interest bearing liabilities
    Demand Deposits                                      85,368                               81,171
    Other Liabilities                                    47,411                               54,930
                                                     ----------                           ----------
Total non interest bearing liabilities                  132,779                              136,101
Stockholders equity                                     103,973                              116,508
                                                     ----------                           ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY           $1,755,249                           $1,690,699
                                                     ==========                           ==========
NET INTEREST INCOME/NET INTEREST SPREAD MARGIN                   $   12,119        2.09%              $   16,728        3.51%
                                                                 ==========   =========               ==========  ==========
INTEREST INCOME/INTEREST EARNING ASSETS                                            8.50%                                9.14%

INTEREST EXPENSE/INTEREST EARNING ASSETS                                           5.67%                                5.05%
                                                                              ---------                           ----------
    NET INTEREST MARGIN                                                            2.83%                                4.09%
                                                                              =========                           ==========

PROVISION FOR CREDIT LOSSES

The Company's provision for credit losses was $3.0 million in the first quarter of 2001, compared to $750,000 for the first quarter of 2000. The provision for the periods represents the amount management deemed necessary to maintain the allowance for credit losses at an adequate level.

During the first quarter of 2000, the provision for transfer risk was $3.2 million, as a result of loans initially becoming subject to ATRR. In the first quarter of 2001, no new loans became subject to ATRR, and repayments on existing loans subject to ATRR resulted in a reduction of the ATRR of $1.2 million. This recovery is included in current operating results.

See "Credit Quality Review" for more discussion of the allowance for credit losses and ATRR.

NON-INTEREST INCOME

Non interest income was $2.7 million for the first quarter of 2001, reflecting a
33.5 percent decline from $4.1 million in the first quarter of 2000. During the first quarter of 2001, the Company realized gains on sales of foreign debt securities of $1.2 million, compared to gains of $351,000 in 2000. In addition to this decline, trade finance fees and commissions decreased $292,000 (13.2%) compared to the previous year period.

The following table sets forth details regarding the components of non-interest income for the periods indicated.

NON-INTEREST INCOME
(Dollars in thousands)

                                        For the Three Months Ended March 31,
                                        ------------------------------------
                                                     2001 to 2000
                                          2001      Percent Change    2000
                                        --------    --------------  --------
Trade finance fees and commissions       $ 1,925        (13.2)%      $ 2,217
Customer service fees                        379         (5.3)%          400
Gain on sale of loans                        351        (74.0)%        1,349
Other                                         45        (53.6)%           97
                                        --------       ------        -------
Total non-interest income                $ 2,700        (33.5)%      $ 4,063
                                        ========       ======        =======


OPERATING EXPENSES

Operating expenses increased 4.3% for the three months ended March 31, 2001, compared to the same period of 2000. The 2000 period included the write off of an uncollectible receivable of $1.0 million arising from structuring and syndication services. Excluding this item, operating expenses increased 17.9% over the prior year, or approximately $1.4 million.

Employee compensation and benefits increased approximately 29 percent due to new staff, primarily at the management level. In addition, direct lending costs deferred was lower in 2001 compared to 2000 due to changes in the mix and volume of lending activities. Legal and audit and examination costs increased approximately 113% combined due to cost incurred to address litigation, regulatory and financial reporting matters. Additionally, as a result of the OCC consent order, Hamilton Bank's capital category dropped for deposit insurance purposes, resulting in higher deposit insurance assessments.

The following table sets forth details regarding the components of operating expenses for the periods indicated.

OPERATING EXPENSES
(Dollars in thousands)

                                                   For the Three Months Ended March 31,
                                                   -----------------------------------
                                                               2001 to 2000
                                                    2001      Percent Change    2000
                                                   -------    --------------   -------
Employee compensation and benefits                 $ 3,821         29.0%       $ 2,963
Occupancy and equipment                              1,190         (8.3)%        1,298
Legal expenses                                       1,051        114.1%           491
Audits and examinations                                496        109.3%           237
Other losses & charge-offs                             257        (84.8)%        1,689
FDIC Insurance                                         666        263.9%           183
Other operating expenses                             1,579        (13.5)%        1,825
                                                   -------       ------        -------
Total operating expenses                           $ 9,060         (4.3)%      $ 8,686
                                                   =======       ======        =======

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 31, 2001          Hamilton Bancorp Inc.

                            /s/ J. Carlos Bernace
                            ----------------------------------------------------
                            J. Carlos Bernace,
                            Executive Vice President

                            /s/ Lucious T. Harris
                            ----------------------------------------------------
                            Lucious T Harris,
                            Executive Vice President and Chief Financial Officer

EXHIBIT 1

HAMILTON BANCORP INC. AND SUBSIDIARIES
CALCULATION OF EARNINGS PER SHARE
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     Three Months Ended March 31,
                                                                   ---------------------------------
                                                                      2001                  2000
                                                                   -----------           -----------
Basic
Weighted average number of common shares outstanding                10,081,147            10,081,147
Net income                                                         $     2,539           $     5,417
Basic earnings                                                     $      0.25           $      0.54

Diluted:
Weighted average number of common shares outstanding                10,081,147            10,081,147
Potential common shares outstanding - options                               --               139,974
                                                                   -----------           -----------
Total common and potential common shares outstanding                10,081,147            10,221,121
                                                                   ===========           ===========
Net income                                                         $     2,539           $     5,417
Diluted earnings per share                                         $      0.25           $      0.53