Form 10-Q/A
period 2001-03-31
HAMILTON BANCORP INC
filed 2001-06-22
CIK 894172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-Q/A

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

                                 Yes [ ] No [ ]

Item 1 and Item 2 of Part I of the Registrant's Form 10-Q for the quarterly period ended March 31, 2001 are hereby amended to read as follows:

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

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                  (Dollars in thousands except per share data)

                                                                                                Three Months Ended March 31,
                                                                                            -------------------------------------
                                                                                                2001                     2000
                                                                                            -------------           -------------
INTEREST INCOME:
  Loans, including fees                                                                     $      28,422           $      29,607
  Deposits with other banks                                                                         1,956                   3,841
  Investment securities                                                                             5,374                   3,052
  Federal funds sold                                                                                  676                     703
                                                                                            -------------           -------------
    Total                                                                                          36,428                  37,203
INTEREST EXPENSE:
  Deposits                                                                                         24,000                  20,166
  Trust preferred securities                                                                          308                     308
  Federal funds purchased and other borrowing                                                           1                       1
                                                                                            -------------           -------------
     Total                                                                                         24,309                  20,475
                                                                                            -------------           -------------
NET INTEREST INCOME                                                                                12,119                  16,728
PROVISION FOR CREDIT LOSSES                                                                         3,000                     750
PROVISION FOR (RECOVERY OF) TRANSFER RISK                                                          (1,223)                  3,248
                                                                                            -------------           -------------
NET INTEREST INCOME AFTER PROVISIONS                                                               10,342                  12,730
                                                                                            -------------           -------------
NON-INTEREST INCOME:
  Trade finance fees and commissions                                                                1,925                   2,217
  Customer service fees                                                                               379                     400
  Net gain on securities transactions                                                                 351                   1,349
  Other                                                                                                45                      97
                                                                                            -------------           -------------
     Total                                                                                          2,700                   4,063
                                                                                            -------------           -------------
OPERATING EXPENSES:
  Employee compensation and benefits                                                                3,821                   2,963
  Occupancy and equipment                                                                           1,190                   1,298
  Other                                                                                             4,049                   4,425
                                                                                            -------------           -------------
     Total                                                                                          9,060                   8,686
                                                                                            -------------           -------------

INCOME BEFORE INCOME TAXES                                                                          3,982                   8,107
PROVISION FOR INCOME TAXES                                                                          1,443                   2,690
                                                                                            -------------           -------------

NET INCOME                                                                                  $       2,539           $       5,417
                                                                                            =============           =============
NET INCOME PER COMMON SHARE:
     BASIC                                                                                  $        0.25           $        0.54
                                                                                            =============           =============
     DILUTED                                                                                $        0.25           $        0.53
                                                                                            =============           =============
AVERAGE SHARES OUTSTANDING:
     BASIC                                                                                     10,081,147              10,081,147
                                                                                            =============           =============
     DILUTED                                                                                   10,081,147              10,221,121
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

                     HAMILTON BANCORP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                              Three Months Ended March 31,
                                                                                            --------------------------------
                                                                                               2001                  2000
                                                                                            ----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                $    2,539           $     5,417
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                                                240                   429
      Provision for credit losses                                                                3,000                   750
      Provision for transfer risk                                                               (1,223)                3,248
      Deferred tax benefit                                                                      (1,025)                  725
      Net gain on securities transactions                                                         (351)               (1,118)
      Increase in accrued interest receivable and other assets                                   1,020                 3,230
      Increase (decrease) in other liabilities                                                  (3,763)                7,483
                                                                                            ----------           -----------
           Net cash provided by operating activities                                               437                20,164
                                                                                            ----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in interest-earning deposits with other banks                                        55,164                32,786
  Purchase of securities available for sale                                                   (606,859)             (105,105)
  Proceeds from sales and maturities of securities available for sale                          472,173                86,949
  Decrease (increase) in loans - net                                                            13,251                (4,784)
  Purchases of property and equipment - net                                                        (42)                 (239)
                                                                                            ----------           -----------
           Net cash (used in) provided by investing activities                                 (66,313)                9,607
                                                                                            ----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits - net                                                                    (9,034)               15,345
                                                                                            ----------           -----------
           Net cash (used in) provided by financing activities                                  (9,034)               15,345
                                                                                            ----------           -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                           (74,910)               45,116

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               129,596                85,110
                                                                                            ----------           -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $   54,686           $   130,226
                                                                                            ==========           ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the period                                                           $    4,870           $    10,686
                                                                                            ==========           ===========
  Income taxes paid during the period                                                       $    1,188           $         9
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

NOTE 2:  REGULATORY MATTERS, GOING CONCERN AND DIVIDEND RESTRICTIONS

REGULATORY MATTERS - Insured depository institutions and their holding companies must meet applicable capital guidelines or be subject to a variety of enforcement remedies, including dividend restrictions, the issuance of capital directives, the issuance of cease and desist orders, the imposition of civil money penalties, the termination of deposit insurance by the Federal Deposit Insurance Corporation ("FDIC") or the appointment of a conservator or receiver. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company's 99.8% owned subsidiary, Hamilton Bank, N.A. (the "Bank"), must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Company is subject to risk-based capital and leverage guidelines issued by the Board of Governors of the Federal Reserve System and the Bank is subject to similar guidelines issued by the Office of the Comptroller of the Currency ("OCC"). These guidelines are used to evaluate capital adequacy and include required minimums.

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

In February 2000, the OCC initiated a formal administrative action against the Bank alleging various unsafe and unsound practices discovered through an examination of the Bank as of August 23, 1999. On September 8, 2000, the OCC and the Bank settled the administrative action by entering into a cease and desist order by consent (the "September 8 Order"). The September 8 Order required the Bank to comply with, among other things, certain accounting and capital requirements and to make specified reports and filings. Further, pursuant to the September 8 Order, the Bank may declare a dividend only if it is in compliance with the capital levels required by the order and has obtained the prior written approval of the OCC. The September 8 Order also required the Bank to maintain by September 30, 2000 Tier 1, Total and leverage capital ratios of 10%, 12% and 7%, respectively. As of December 31, 2000 and March 31, 2001, the Bank had Tier 1, Total and leverage capital ratios of 9.4%, 10.7% and 6.5%, respectively, and 9.5%, 10.8% and 6.5%, respectively. As a result, the Bank was not in compliance with the capital requirements of the September 8 Order. Failure of the Bank to comply with the terms of the September 8 Order could result in the assessment of civil money penalties, the issuance of an order by a District Court requiring compliance with the September 8 Order, the placing of restrictions on the source of deposits or, in certain circumstances, the appointment of a conservator or receiver. In addition, the FDIC may initiate a termination of insurance proceeding where there has been a violation of an order.

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

In addition, by letter dated March 28, 2001 (the "PCA Notice"), the OCC notified the Company of its intent to "reclassify" the capital category of the Bank to "undercapitalized" for purposes of Prompt Corrective Action ("PCA") based on the OCC's determination that the Bank is engaging in unsafe and unsound banking practices. On June 13, 2001, following an informal hearing on the OCC's intent to reclassify, the Bank was notified that the OCC rendered a decision and reclassified the Bank's capital category to "undercapitalized" for purposes of PCA (the "Reclassification to Undercapitalized"). Prior to this reclassification the Bank's capital category for PCA was "adequately capitalized." As a result of the reclassification, the Bank is subject to restrictions on its ability to pay dividends and management fees, and restrictions on asset growth and expansion. Under the September 8 Order, the Bank was previously required to obtain prior approval from the OCC for the payment of any dividends. Additionally, the Bank's waiver from the Federal Deposit Insurance Corporation ("FDIC") authorizing it to accept brokered deposits is no longer applicable, and a new waiver must be obtained from the FDIC prior to the acceptance or renewal of any brokered deposits subsequent to the date of the reclassification. As of March 31, 2001, the Bank did not have any brokered deposits outstanding. As of June 13, 2001, the Bank held $10 million of brokered deposits, all of which were acquired prior to receipt of the notification from the OCC.

In addition, under PCA the OCC may impose additional discretionary restrictions by the issuance of a PCA directive, and after the opportunity for a hearing, if the OCC determines that such actions are necessary to help resolve the problems of the Bank at the least possible long term cost to the FDIC. Such additional discretionary restrictions include requiring recapitalization, restricting transactions with affiliates, restricting interest rates paid, further restricting asset growth, restricting activities, improving management and the board by requiring new members or dismissal of existing members, prohibiting deposits from correspondent banks, requiring divestiture of subsidiaries of the Bank (currently the Bank has no subsidiaries) and any other actions the OCC determines will better resolve the problems of the Bank at the least possible long term cost to the deposit insurance fund. Additionally, the Federal
Reserve Board (the "FRB Board") may impose restrictions including requiring prior approval of the FRB Board for any capital distributions by the Company (the FRB has notified the Company that prior approval is required for any such distributions), requiring divestiture of any affiliate other than an insured depository institution and requiring divestiture of the Bank if the FRB Board determines that divestiture would improve the Bank's financial condition and future prospects.

GOING CONCERN -- The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The matters discussed above and the uncertainty of what actions the regulators might take related to them raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include the adjustments, if any, that might have been required had the outcome of the above mentioned uncertainties been known, or any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

But for the September 8 Order requiring the Bank to achieve and maintain higher capital levels and the Reclassification to Undercapitalized, the Bank's capital category as of March 31, 2001 and December 31, 2000 would have been "well capitalized", which required that Tier 1, Total and leverage capital ratios equal or exceed 6%, 10% and 5%, respectively.

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

In addition, In June 2001, the Company engaged CIBC World Markets, an investment bank, to advise the Company in exploring and evaluating strategic alternatives to enhance shareholder value. Such alternatives could include but are not limited to a possible sale or other transfer of all or a significant portion of the assets or securities of the Company or some other corporate transaction involving a change in control of the Company. There is no assurance that any of the foregoing transactions will be consummated.

The Company's continuation as a going concern is dependent on (i) the Bank's ability to comply with the terms of regulatory orders and its prescribed capital requirements and (ii) the severity of the actions that might be taken by regulators as a result of non-compliance. However, there can be no assurance that the Bank will be able to comply with such terms and achieve these objectives.

DIVIDEND RESTRICTIONS -- On March 30, 2001, the Company was advised by the Federal Reserve Bank of Atlanta (the "FRB"), its primary regulator, that the Company and Hamilton Capital Trust should not pay any dividends, distributions or debt payments without the prior approval of the FRB. The Company obtained approval from the FRB to pay the dividend payable on April 2, 2001, amounting to approximately $309,000, on the Series A Beneficial Unsecured Securities (the "Trust Preferred Securities") issued by Hamilton Capital Trust I (the "Trust"). There can be no assurance that the FRB will approve any future payments. The Company will not seek such approval and will not pay dividends on the Trust Preferred until the Company's financial condition improves. Pursuant to the documents governing the Trust Preferred Securities, the Company and the Trust have the right, under certain conditions, to defer dividend payments for up to 20 consecutive quarters. Any payments deferred in this manner will continue to accumulate. Pursuant to this right, the Company and the Trust have deferred payment of the dividend otherwise payable on July 2, 2001 and, until further notice, expect to defer future payments.

NOTE 3:  LITIGATION

On January 31, 1998, Development Specialists, Inc. ("DSI"), the Liquidating Trustee of the Model Imperial Liquidating Trust established under the Plan of Reorganization in the Model Imperial, Inc. Chapter 11 Bankruptcy proceeding, filed an action against the Bank in the United States Bankruptcy Court for the Southern District of Florida objecting to the Bank's proof of claim in the Chapter 11 proceeding and affirmatively seeking damages against the Bank in excess of $34 million for alleged involvement with former officers and directors of Model Imperial, Inc. in a scheme to defraud Model Imperial, Inc. and its bank lenders. A trial on various bankruptcy preference issues was held in November 1999. In May 2000, the judge rendered a decision in the trial. The judge's decision held that the Bank's proof of claim was subordinate to DSI's and granted monetary bankruptcy preference damages against the Bank in the amount of $2,448,148. Both the Bank and DSI appealed this decision. In December 2000, an agreement was reached in which the Bank made a net payment subsequent to December 31, 2000 of approximately $3.9 million to the Liquidating Trust to settle the case. The full amount of the settlement is included in operating results for 2000.

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

NOTE 4: NET INCOME PER COMMON SHARE

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

LOANS

The Company's gross loan portfolio decreased by $13.4 million or 1.1 percent, during the first three months of 2001 in relation to the year ended December 31, 2000. Domestic commercial real estate increased by $31.9 million or 38.4 percent. This increase was offset by a decrease in foreign loans of $44.3 million or 6.4 percent. In connection with Management's plans to achieve compliance with required capital ratios (see "Capital Resources"), total loans are expected to continue to decrease for the remainder of 2001.

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

CONTINGENT LIABILITIES (1)
(in thousands)

                                                                                          March 31, 2001    December 31, 2000
                                                                                          --------------    -----------------
Bolivia (3)                                                                                 $    1,563          $       --
Dominican Republic                                                                              14,742              23,880
Ecuador                                                                                          5,217               2,305
El Salvador (3)                                                                                  8,855               1,651
Guatemala                                                                                        9,313              12,347
Guyana                                                                                           1,511               2,107
Honduras                                                                                         1,953               1,957
Jamaica                                                                                         10,296              10,194
Panama                                                                                           3,755               7,564
Paraguay (3)                                                                                        --               2,398
Peru                                                                                             2,547               2,337
Suriname                                                                                         2,771               2,248
United States                                                                                   87,534              85,617
Other (2)                                                                                        4,792               5,179
                                                                                            ----------          ----------

Total                                                                                       $  154,849          $  159,784
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

Our methodologies include several features that are intended to reduce the difference between estimated and actual losses. The loss factors that are used to establish the allowance for pass-graded loans is designed to be self-correcting by taking into account changes in loan classification and permitting adjustments based on management's judgment of significant qualitative factors as of the evaluation date. Similarly, by basing the pass-graded loan loss factors on loss experience over the prior year and the last three or five years, the methodology is designed to take our recent loss experience into account. The Bank generally operates a commercial banking business, which does not include significant amounts of pooled loans or loans that are homogeneous in nature such as residential mortgages or consumer installment loans (these represent 0.1% of gross loans at both March 31, 2001 and December 31, 2000).

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

         The increase in impaired loans included $13.1 million associated with several short-term loans to two Panamanian borrowers. The Company is attempting to restructure the loans with both borrowers. Management considered the circumstances involved in the increase in impaired loans and downgraded these loans during the first quarter. The amount of allowance for credit losses allocated to these loans was increased to a level deemed adequate by management as of March 31, 2001.

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

Nonaccrual loans increased from $54.2 million at December 31, 2000 to $65.8 million at March 31, 2001. The increase during the first quarter is attributable to several short-term loans to two Panamanian borrowers. The Company is attempting to restructure the loans with both borrowers. In connection with the transfer of these loans to impaired status, management downgraded these loans for purposes of assessing the adequacy of the allowance for credit losses, and increased the amount of the allowance allocated to these loans to a level deemed adequate at March 31, 2001.

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

Management considered the circumstances involved in the increase in nonperforming loans as of March 31, 2001 compared to December 31, 2000, including the availability of collateral and other sources of repayment, in connection with its assessment of the adequacy of the allowance for credit losses as of March 31, 2001. The factors management considers in establishing the amount of the allowance for credit losses are discussed under "Credit Quality Review." Many of these factors require management's use of its judgment, assumptions and estimates. Accordingly there can be no assurance that the Company's current allowance for credit losses will prove to be adequate in light of future events and developments.

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

Total deposits were $1.57 billion at March 31, 2001 compared to $1.58 billion at December 31, 2000. The decrease in deposits during the three month period was largely in certificates of deposits over $100,000, which decreased by $21.9 million during the period, offset by increases in other categories. Management believes deposits will continue to decrease during the remainder of 2001 as the Company lowers the rates it offers on its products as compared to competing financial institutions and reduces its funding needs in connection with efforts to achieve compliance with capital ratio requirements as discussed in "Capital Resources."

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

CAPITAL RESOURCES, REGULATORY MATTERS, GOING CONCERN AND DIVIDEND RESTRICTIONS

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

To be "well capitalized" under federal bank regulatory agency definitions, a depository institution must have a Tier 1 ratio of at least 6%, a total ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a directive, order or written agreement to meet and maintain specific capital levels. As discussed below, the Bank is subject to a written agreement to maintain specific capital levels, and thus can not be categorized as "well capitalized." The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards. As of March 31, 2001 and December 31, 2000, the Bank's capital ratios exceeded the ratios set by the regulatory agencies for "well capitalized" depository institutions.

In February 2000, the OCC initiated a formal administrative action against the Bank alleging various unsafe and unsound practices discovered through an examination of the Bank as of August 23, 1999. On September 8, 2000, the OCC and the Bank settled the administrative action by entering into a cease and desist order by consent (the "September 8 Order"). The September 8 Order required the Bank to comply with, among other things, certain accounting and capital requirements and to make specified reports and filings. Further, pursuant to the September 8 Order, the Bank may declare a dividend only if it is in compliance with the capital levels required by the order and has obtained the prior written approval of the OCC. The September 8 Order also required the Bank to maintain by September 30, 2000 Tier 1, Total and leverage capital ratios of 10%, 12% and 7%, respectively. As of December 31, 2000 and March 31, 2001, the Bank had Tier 1, Total and leverage capital ratios of 9.4%, 10.7% and 6.5%, respectively, and 9.5%, 10.8% and 6.5%, respectively. As a result, the Bank was not in compliance with the capital requirements of the September 8 Order as reflected in the following table. Failure of the Bank to comply with the terms of the September 8 Order could result in the assessment of civil money penalties, the issuance of an order by a District Court requiring compliance with the September 8 Order, the placing of restrictions on the source of deposits or, in certain circumstances, the appointment of a conservator or receiver. In addition, the FDIC may initiate a termination of insurance proceeding where there has been a violation of an order.

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

In addition, by letter dated March 28, 2001 (the "PCA Notice"), the OCC notified the Company of its intent to "reclassify" the capital category of the Bank to "undercapitalized" for purposes of Prompt Corrective Action ("PCA") based on the OCC's determination that the Bank is engaging in unsafe and unsound banking practices. On June 13, 2001, following an informal hearing on the OCC's intent to reclassify, the Bank was notified that the OCC rendered a decision and reclassified the Bank's capital category to "undercapitalized" for purposes of PCA (the "Reclassification to Undercapitalized"). Prior to this reclassification the Bank's capital category for PCA was "adequately capitalized." As a result of the reclassification, the Bank is subject to restrictions on its ability to pay dividends and management fees, and restrictions on asset growth and expansion. Under the September 8 Order, the Bank was previously required to obtain prior approval from the OCC for the payment of any dividends. Additionally, the Bank's waiver from the Federal Deposit Insurance Corporation ("FDIC") authorizing it to accept brokered deposits is no longer applicable, and a new waiver must be obtained from the FDIC prior to the acceptance or renewal of any brokered deposits subsequent to the date of the reclassification. As of March 31, 2001, the Bank did not have any brokered deposits outstanding. As of June 13, 2001, the Bank held $10 million of brokered deposits, all of which were acquired prior to receipt of the notification from the OCC.

In addition, under PCA the OCC may impose additional discretionary restrictions by the issuance of a PCA directive, and after the opportunity for a hearing, if the OCC determines that such actions are necessary to help resolve the problems of the Bank at the least possible long term cost to the FDIC. Such additional discretionary restrictions include requiring recapitalization, restricting transactions with affiliates, restricting interest rates paid, further restricting asset growth, restricting activities, improving management and the board by requiring new members or dismissal of existing members, prohibiting deposits from correspondent banks, requiring divestiture of subsidiaries of the Bank (currently the Bank has no subsidiaries) and any other actions the OCC determines will better resolve the problems of the Bank at the least possible long term cost to the deposit insurance fund. Additionally, the Federal
Reserve Board (the "FRB Board") may impose restrictions including requiring prior approval of the FRB Board for any capital distributions by the Company (the FRB has notified the Company that prior approval is required for any such distributions), requiring divestiture of any affiliate other than an insured depository institution and requiring divestiture of the Bank if the FRB Board determines that divestiture would improve the Bank's financial condition and future prospects.

GOING CONCERN -- The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The matters discussed above and the uncertainty of what actions the regulators might take related to them raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include the adjustments, if any, that might have been required had the outcome of the above mentioned uncertainties been known, or any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

But for the September 8 Order requiring the Bank to achieve and maintain higher capital levels and the Reclassification to Undercapitalized, the Bank's capital category as of March 31, 2001 and December 31, 2000 would have been "well capitalized", which required that Tier 1, Total and leverage capital ratios equal or exceed 6%, 10% and 5%, respectively.

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

In addition, In June 2001, the Company engaged CIBC World Markets, an investment bank, to advise the Company in exploring and evaluating strategic alternatives to enhance shareholder value. Such alternatives could include but are not limited to a possible sale or other transfer of all or a significant portion of the assets or securities of the Company or some other corporate transaction involving a change in control of the Company. There is no assurance that any of the foregoing transactions will be consummated.

The Company's continuation as a going concern is dependent on (i) the Bank's ability to comply with the terms of regulatory orders and its prescribed capital requirements and (ii) the severity of the actions that might be taken by regulators as a result of non-compliance. However, there can be no assurance that the Bank will be able to comply with such terms and achieve these objectives.

DIVIDEND RESTRICTIONS -- On March 30, 2001, the Company was advised by the Federal Reserve Bank of Atlanta (the "FRB"), its primary regulator, that the Company and Hamilton Capital Trust should not pay any dividends, distributions or debt payments without the prior approval of the FRB. The Company obtained approval from the FRB to pay the dividend payable on April 2, 2001, amounting to approximately $309,000, on the Series A Beneficial Unsecured Securities (the "Trust Preferred Securities") issued by Hamilton Capital Trust I (the "Trust"). There can be no assurance that the FRB will approve any future payments. The Company will not seek such approval and will not pay dividends on the Trust Preferred until the Company's financial condition improves. Pursuant to the documents governing the Trust Preferred Securities, the Company and the Trust have the right, under certain conditions, to defer dividend payments for up to 20 consecutive quarters. Any payments deferred in this manner will continue to accumulate. Pursuant to this right, the Company and the Trust have deferred payment of the dividend otherwise payable on July 2, 2001 and, until further notice, expect to defer future payments.

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
                                                                              =========                           ==========

PROVISION FOR CREDIT LOSSES

The Company's provision for credit losses was $3.0 million in the first quarter of 2001, compared to $750,000 for the first quarter of 2000. The provision for the periods represents the amount management deemed necessary to maintain the allowance for credit losses at an adequate level. In establishing the amount of provision for credit losses, management considers various factors, as discussed under "Credit Quality Review."

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

NON-INTEREST INCOME

Non interest income was $2.7 million for the first quarter of 2001, reflecting a
33.5 percent decline from $4.1 million in the first quarter of 2000. During the first quarter of 2000, the Company realized net gains on sales of foreign debt securities of $1.3 million, compared to net gains of $351,000 in 2001. In addition to this decline, trade finance fees and commissions decreased $292,000 (13.2%) compared to the previous year period.

The following table sets forth details regarding the components of non-interest income for the periods indicated.

NON-INTEREST INCOME
(Dollars in thousands)

                                        For the Three Months Ended March 31,
                                        ------------------------------------
                                                     2001 to 2000
                                          2001      Percent Change    2000
                                        --------    --------------  --------
Trade finance fees and commissions       $ 1,925        (13.2)%      $ 2,217
Customer service fees                        379         (5.3)%          400
Net gain on securities transactions          351        (74.0)%        1,349
Other                                         45        (53.6)%           97
                                        --------       ------        -------
Total non-interest income                $ 2,700        (33.5)%      $ 4,063
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

OPERATING EXPENSES
(Dollars in thousands)

                                                   For the Three Months Ended March 31,
                                                   -----------------------------------
                                                               2001 to 2000
                                                    2001      Percent Change    2000
                                                   -------    --------------   -------
Employee compensation and benefits                 $ 3,821         29.0%       $ 2,963
Occupancy and equipment                              1,190         (8.3)%        1,298
Legal expenses                                       1,051        114.1%           491
Audits and examinations                                496        109.3%           237
Other losses & charge-offs                             257        (84.8)%        1,689
FDIC Insurance                                         666        263.9%           183
Other operating expenses                             1,579        (13.5)%        1,825
                                                   -------       ------        -------
Total operating expenses                           $ 9,060          4.3%       $ 8,686
                                                   =======       ======        =======


OTHER MATTERS -- NASDAQ LISTING STATUS

The Company received a Nasdaq Staff Determination on April 19, 2001 indicating that the Company is subject to delisting, pursuant to Marketplace Rule 4310(c)(14), from the Nasdaq National Market until it files its Annual Report on Form 10-K for the period ended December 31, 2000. The trading symbol(s) for the Company's securities were changed from HABK to HABKE and HABKP to HABPE effective at the opening of business on April 23, 2001. By letter dated May 22, 2001 Nasdaq Staff indicated that the Company is also subject to delisting, pursuant to Marketplace Rule 4310(c)(14), from the Nasdaq National Market until it files its Quarterly Report on Form 10-Q for the period ended March 31, 2001. In accordance with the Nasdaq Code of Procedures, a hearing before a Nasdaq Listing Qualifications Panel to review the Nasdaq Staff Determination was held on May 31, 2001, and no decision has been made on the listing or delisting of the Company's securities. The Company filed its Form 10-K and first quarter Form 10-Q with the Securities and Exchange Commission on June 8, 2001. The March 31, 2001 Form 10-Q was filed without a review by the Company's independent accountants, which is required in accordance with the rules of the Securities and Exchange Commission. On June 15, 2001, the Company received a Notification of Additional Delinquency and Additional Concern from Nasdaq. The additional delinquency relates to the lack of review of the March 31, 2001 Form 10-Q by an independent accountant. The additional concern relates to a "going concern" reference in the December 31, 2000 Form 10-K. Nasdaq has requested that the Company make a written submission by the close of business on Friday June 22, 2001 addressing the filing deficiency and going concern. The Company expects to make this submission on June 22, 2001. No assurance can be given regarding the results of Nasdaq's review of the Company's submission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 22, 2001         Hamilton Bancorp Inc.

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