Form 10-Q
period 2001-06-30
HAMILTON BANCORP INC
filed 2001-08-14
CIK 894172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2001

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

Indicate by check v whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

                                 Yes [ ] No [ ]

ITEM 1

                          PART I. FINANCIAL INFORMATION

                     HAMILTON BANCORP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION
                                    Unaudited
                                 (In thousands)

                                                                                          June 30,        December 31,
                                                                                        -----------       -----------
                                                                                            2001              2000
                                                                                        -----------       -----------
                                     ASSETS

CASH AND DEMAND DEPOSITS WITH OTHER BANKS                                               $    25,518       $   125,330
FEDERAL FUNDS SOLD                                                                          120,007             4,266
                                                                                        -----------       -----------
      Total cash and cash equivalents                                                       145,525           129,596
                                                                                        -----------       -----------
INTEREST EARNING DEPOSITS WITH  OTHER BANKS                                                  41,050           109,989
                                                                                        -----------       -----------
SECURITIES AVAILABLE FOR SALE                                                               224,051           255,337
                                                                                        -----------       -----------
LOANS-NET OF UNEARNED INCOME                                                              1,111,696         1,227,880
LESS: ALLOWANCE FOR CREDIT LOSSES                                                           (40,484)          (43,067)
LESS: ALLOWANCE FOR TRANSFER RISK                                                           (39,625)          (36,607)
                                                                                        -----------       -----------
LOANS-NET                                                                                 1,031,587         1,148,206
                                                                                        -----------       -----------
DUE FROM CUSTOMERS ON BANKERS ACCEPTANCES                                                    19,475            31,544
DUE FROM CUSTOMERS ON DEFERRED PAYMENT LETTERS OF CREDIT                                      1,863               997
PROPERTY AND EQUIPMENT-NET                                                                    4,137             4,471
ACCRUED INTEREST RECEIVABLE                                                                  12,584            15,606
DEFERRED TAX ASSETS                                                                          31,160            22,002
GOODWILL-NET                                                                                  1,572             1,483
OTHER ASSETS                                                                                 21,980            22,428
                                                                                        -----------       -----------
TOTAL                                                                                   $ 1,534,984       $ 1,741,659
                                                                                        ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                                                $ 1,410,509       $ 1,568,031
TRUST PREFERRED SECURITIES                                                                   12,650            12,650
SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE                                                 2,250            14,300
BANKERS ACCEPTANCES OUTSTANDING                                                              19,475            31,544
DEFERRED PAYMENT LETTERS OF CREDIT OUTSTANDING                                                1,863               997
OTHER LIABILITIES                                                                             7,738            11,642
                                                                                        -----------       -----------
     Total liabilities                                                                    1,454,485         1,639,164
                                                                                        -----------       -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 75,000,000 shares authorized, 10,081,147 shares
       issued and outstanding at June 30, 2001 and December 31, 2000                            101               101
     Capital surplus                                                                         60,702            60,702
     Retained earnings                                                                       19,970            42,151
     Accumulated other comprehensive loss                                                      (274)             (459)
                                                                                        -----------       -----------
     Total stockholders' equity                                                              80,499           102,495
                                                                                        -----------       -----------
TOTAL                                                                                   $ 1,534,984       $ 1,741,659
                                                                                        ===========       ===========

See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATION
            (Dollars in thousands except per share data) (Unaudited)


                                                  Three Months Ended June 30,           Six Months Ended June 30,
                                                 ------------------------------       -------------------------------
                                                      2001               2000              2001               2000
                                                 ------------       ------------      ------------       ------------
INTEREST INCOME:
  Loans, including fees                          $     26,069       $     27,331      $     54,492       $     56,937
  Deposits with other banks                             1,048              3,437             3,003              7,278
  Investment securities                                 3,576              6,414             8,951              9,466
  Federal funds sold                                      501                815             1,176              1,518
                                                 ------------       ------------      ------------       ------------
    Total                                              31,194             37,997            67,622             75,199
                                                 ------------       ------------      ------------       ------------
INTEREST EXPENSE:
  Deposits                                             22,391             21,242            46,261             41,265
  Trust preferred securities                              308                308               617                617
  Federal funds purchased and securities
     sold under agreements to repurchase                   56                248               187                391
                                                 ------------       ------------      ------------       ------------
     Total                                             22,755             21,798            47,065             42,273
                                                 ------------       ------------      ------------       ------------
NET INTEREST INCOME                                     8,439             16,199            20,557             32,926
PROVISION FOR CREDIT LOSSES                            30,000                 --            33,000                750
PROVISION FOR TRANSFER RISK                             4,332                363             3,109              3,611
                                                 ------------       ------------      ------------       ------------
NET INTEREST INCOME  (LOSS) AFTER PROVISION           (25,893)            15,836           (15,552)            28,565
                                                 ------------       ------------      ------------       ------------
NON-INTEREST INCOME:
  Trade finance fees and commissions                    1,485              2,067             3,410              4,284
  Customer service fees                                   353                449               732                849
  Net gain (loss) on securities transaction            (1,124)             1,343              (778)             2,691
  Other                                                   106                 86               155                183
                                                 ------------       ------------      ------------       ------------
     Total                                                820              3,945             3,519              8,007
                                                 ------------       ------------      ------------       ------------
OPERATING EXPENSES:
  Employee compensation and benefits                    4,467              3,656             8,288              6,619
  Occupancy and equipment                               1,105              1,154             2,294              2,452
  Other                                                 5,413              3,639             9,461              8,064
                                                 ------------       ------------      ------------       ------------
     Total                                             10,985              8,449            20,043             17,135
                                                 ------------       ------------      ------------       ------------
INCOME ( LOSS) BEFORE TAXES                           (36,058)            11,332           (32,076)            19,437
PROVISION FOR (BENEFIT FROM) INCOME TAXES             (11,339)             4,212            (9,895)             6,901
                                                 ------------       ------------      ------------       ------------
NET INCOME (LOSS)                                $    (24,719)      $      7,120      $    (22,181)      $     12,536
                                                 ============       ============      ============       ============
NET INCOME (LOSS) PER COMMON SHARE:
     BASIC                                       $      (2.45)      $       0.71      $      (2.20)      $       1.24
                                                 ============       ============      ============       ============
     DILUTED                                     $      (2.45)      $       0.70      $      (2.20)      $       1.23
                                                 ============       ============      ============       ============
AVERAGE SHARES OUTSTANDING:
     BASIC                                         10,081,147         10,081,147        10,081,147         10,081,147
                                                 ============       ============      ============       ============
     DILUTED                                       10,081,147         10,230,315        10,081,147         10,225,838
                                                 ============       ============      ============       ============


See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                           (In thousands) (Unaudited)


                                                                     Three Months Ended June 30,   Six Months Ended June 30,
                                                                     ---------------------------  ---------------------------
                                                                          2001         2000             2001         2000
                                                                        --------     --------         --------     --------
NET INCOME (LOSS)                                                       $(24,719)    $  7,120         $(22,181)    $ 12,536

OTHER COMPREHENSIVE INCOME (LOSS),  Net of tax:
   Net change in unrealized loss on securities available
       for sale during period                                               (316)         542              100        2,157
   Less:  Reclassification adjustment for gains
          included in net income                                              85         (750)              85       (1,422)
                                                                        --------     --------         --------     --------
                Total                                                       (231)        (208)             185          735
                                                                        --------     --------         --------     --------
COMPREHENSIVE INCOME (LOSS)                                             $(24,950)    $  6,912         $(21,996)    $ 13,271
                                                                        ========     ========         ========     ========


See accompanying notes to consolidated financial statements

                     HAMILTON BANCORP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            (Dollars in thousands, except per share data) (Unaudited)


                                                                                                     ACCUMULATED
                                                   COMMON STOCK                                        OTHER           TOTAL
                                            --------------------------    CAPITAL      RETAINED     COMPREHENSIVE    STOCKHOLDERS'
                                              SHARES        AMOUNT        SURPLUS      EARNINGS         LOSS            EQUITY
                                            ------------  ------------  ------------  ------------ ----------------  -------------

Balance, December 31, 2000                   10,081,147          $101       $60,702       $42,151            ($459)      $102,495

Net change in unrealized loss on
  securities available for sale, net
  of taxes                                                                                                     185            185

Net loss for the six months ended
  June 30, 2001                                                                           (22,181)                        (22,181)
                                            ------------  ------------  ------------  ------------ ----------------  -------------
Balance as of June 30, 2001                  10,081,147          $101       $60,702       $19,970            ($274)       $80,499
                                            ============  ============  ============  ============ ================  =============



See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in thousands) (Unaudited)


                                                                             For Six Months Ended June 30,
                                                                             ----------------------------
                                                                                 2001            2000
                                                                              ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                        $ (22,181)      $  12,536
       Adjustments to reconcile net income  (loss) to net
         cash provided by operating activities
         Depreciation and amortization                                              634             749
         Provision for credit losses                                             33,000             750
         Provision  for transfer risk                                             3,109           3,611
         Deferred tax  (benefit) provision                                       (9,158)            300
         Net gain on sale of other real estate owned                                 (6)              0
         Net gain on sale of fixed assets                                             0             (13)
         Net (loss) gain on securities transactions                                 778          (2,678)
        Decrease in accrued interest receivable and other assets                  3,457           2,966
       (Decrease) increase in other liabilities                                  (3,904)          6,500
                                                                              ---------       ---------
         Net cash provided by operating activities                                5,729          24,721
                                                                              ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in interest-earning deposits with other banks                      68,939          58,646
     Purchase of securities available for sale                                 (779,856)       (494,722)
     Proceeds from sales and maturities of securities available for sale        807,791         405,463
     Decrease in loans-net                                                       83,108          13,638
     Purchases of property and equipment-net                                       (244)           (348)
     Proceeds from sale of other real estate owned                                   33               0
                                                                              ---------       ---------
         Net cash provided by (used in)investing activities                     179,771         (17,323)
                                                                              ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease  in deposits                                                  (157,521)        (39,494)
    Net increase (decrease)  in securities sold under
         agreements to repurchase                                               (12,050)          9,635
                                                                              ---------       ---------
    Net cash used in financing activities                                      (169,571)        (29,859)
                                                                              ---------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             15,929         (22,461)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                            129,596          85,110
                                                                              ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                $ 145,525       $  62,649
                                                                              =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the period                                             $  40,823       $  32,535
                                                                              =========       =========
  Income taxes (refunded) paid during the period, net                         $  (2,669)      $   3,109
                                                                              =========       =========



See accompanying notes to consolidated financial statements.

                        HAMILTON BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 1: BASIS OF PRESENTATION

The consolidated statements of condition for Hamilton Bancorp Inc. and Subsidiaries (the "Company") as of June 30, 2001 and December 31, 2000, the related consolidated statements of operations, comprehensive operations, stockholders' equity and cash flows for the six months ended June 30, 2001 and 2000 included in the Form 10-Q have been prepared by the Company in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited except for the consolidated statement of condition as of December 31, 2000.

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

To be "adequately capitalized" under federal bank regulatory agency definitions, a depository institution must have a Tier 1 ratio of at least 4%, a total ratio of at least 8% and a leverage ratio of at least 4%. As of June 30, 2001, the Bank's capital ratios met these minimum requirements, except for the required total ratio of 8.0%, as discussed below. Furthermore, as discussed below, the Bank is subject to a written agreement to maintain specific capital levels in excess of minimum requirements. As of December 31, 2000 and June 30, 2001 the Bank was not in compliance with this agreement . Furthermore, as discussed below, in June 2001, the OCC reclassified the Bank's capital category for certain regulatory purposes to "undercapitalized." The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards.

In February 2000, the OCC initiated a formal administrative action against the Bank alleging various unsafe and unsound practices discovered through an examination of the Bank as of August 23, 1999. On September 8, 2000, the OCC and the Bank settled the administrative action by entering into a cease and desist order by consent (the "September 8 Order"). The September 8 Order required the Bank to comply with, among other things, certain accounting and capital requirements and to make specified reports and filings. Further, pursuant to the September 8 Order, the Bank may declare a dividend only if it is in compliance with the capital levels required by the order and has obtained the prior written approval of the OCC. The September 8 Order also required the Bank to maintain by September 30, 2000 Tier 1, Total and leverage capital ratios of 10%, 12% and 7%, respectively. As of December 31, 2000 and June 30, 2001, the Bank had Tier 1, Total and leverage capital ratios of 9.4%, 10.7% and 4.9%, respectively, and 6.6%, 7.9% and 4.8%, respectively. As a result, the Bank was not in compliance with the capital requirements of the September 8 Order. Failure of the Bank to comply with the terms of the September 8 Order could result in the assessment of civil money penalties, the issuance of an order by a District Court requiring compliance with the September 8 Order, the placing of restrictions on the source of deposits or, in certain circumstances, the appointment of a conservator or receiver. In addition, the FDIC may initiate a termination of insurance proceeding where there has been a violation of an order.

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

By letter dated March 28, 2001 (the "PCA Notice"), the OCC notified the Company of its intent to "reclassify" the capital category of the Bank to "undercapitalized" for purposes of Prompt Corrective Action ("PCA") based on the OCC's determination that the Bank is engaging in unsafe and unsound banking practices. On June 13, 2001, following an informal hearing on the OCC's intent to reclassify, the Bank was notified that the OCC rendered a decision and reclassified the Bank's capital category to "undercapitalized" for purposes of PCA (the "Reclassification to Undercapitalized"). Prior to this reclassification the Bank's capital category for PCA was "adequately capitalized." As a result of the reclassification, the Bank is subject to restrictions on its ability to pay dividends and management fees, and restrictions on asset growth and expansion. Under the September 8 Order, the Bank was previously required to obtain prior approval from the OCC for the payment of any dividends. Additionally, the Bank's waiver from the Federal Deposit Insurance Corporation ("FDIC") authorizing it to accept brokered deposits is no longer applicable, and a new waiver must be obtained from the FDIC prior to the acceptance or renewal of any brokered deposits subsequent to the date of the reclassification. As of June 30, 2001, the Bank held $10 million of brokered deposits, the acquisition of which was initiated in the normal course of business on June 6, 2001, prior to receipt of the notification from the OCC, but which were accepted by the Bank after the notification was received from the OCC. By letter dated June 28, 2001, the FDIC informed the Bank that receipt of these deposits were an apparent violation of regulations regarding brokered deposits. As of August 13 , 2001, the Bank has received no further communication from the FDIC on this matter.

Under PCA, the OCC may impose additional discretionary restrictions by the issuance of a PCA directive, and after the opportunity for a hearing, if the OCC determines that such actions are necessary to help resolve the problems of the Bank at the least possible long term cost to the FDIC. Such additional discretionary restrictions include requiring recapitalization, restricting transactions with affiliates, restricting interest rates paid, further restricting asset growth, restricting activities, improving management and the board by requiring new members or dismissal of existing members, prohibiting deposits from correspondent banks, requiring divestiture of subsidiaries of the Bank (currently the Bank has no subsidiaries) and any other actions the OCC determines will better resolve the problems of the Bank at the least possible long term cost to the deposit insurance fund. Additionally, the Federal Reserve Board (the "FRB Board") may impose restrictions including requiring prior approval of the FRB Board for any capital distributions by the Company (the FRB has notified the Company that prior approval is required for any such distributions), requiring divestiture of any affiliate other than an insured depository institution and requiring divestiture of the Bank if the FRB Board determines that divestiture would improve the Bank's financial condition and future prospects.

The OCC is currently in the final stages of conducting a safety and soundness examination of the Bank. The Bank believes the examination will be complete in the third quarter of 2001 and an examination report delivered to the Bank.

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

Management of the Company believes the Company has several means by which to achieve compliance with the prescribed capital requirements of the September 8 Order. Such plans initially provide for reducing the Bank's size through selected asset run-off; the sale of credit risk which effectively decreases the Bank's regulatory capital requirements; targeted loan sales, including the sale of the Ecuador portfolio subject to ATRR, and loan participations to other banks; and shifting assets to liquid investments which decreases regulatory capital requirements. In addition to the ongoing efforts to bring the Bank into compliance with the capital requirements of the September 8 Order, the Bank has taken comprehensive actions to address the matters that have been identified by the OCC and are subject of the various administrative enforcement proceedings described herein. Among other things, the Bank has hired a chief financial officer, appointed a chief operating officer, enhanced its policies and procedures, conducted extensive Bank Secrecy Act training, revised its capital plan to include recommendations contained in the report of examination received in February 2001, enhanced its credit analysis function and reduced exposure in emerging markets. Management is currently in the process of revising its capital plan to take into consideration the operating results for the period ended June 30, 2001.

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

DIVIDEND RESTRICTIONS -- On March 30, 2001, the Company was advised by the Federal Reserve Bank of Atlanta (the "FRB"), its primary regulator, that the Company and Hamilton Capital Trust should not pay any dividends, distributions or debt payments without the prior approval of the FRB. The Company obtained approval from the FRB to pay the dividend payable on April 2, 2001, amounting to approximately $309,000, on the Series A Beneficial Unsecured Securities (the "Trust Preferred Securities") issued by Hamilton Capital Trust I (the "Trust"). There can be no assurance that the FRB will approve any future payments. The Company will not seek such approval and will not pay dividends on the Trust Preferred until the Company's financial condition improves. Pursuant to the documents governing the Trust Preferred Securities, the Company and the Trust have the right, under certain conditions, to defer dividend payments for up to 20 consecutive quarters. Any payments deferred in this manner will continue to accumulate. Pursuant to this right, the Company and the Trust have deferred payment of the dividend otherwise payable on July 2, 2001 amounting to approximately $309,000 and, until further notice, expect to defer future payments.

NOTE 3:  LITIGATION AND CONTINGENCIES

Six class action lawsuits were filed against the Company and certain officers in the Federal District Court for the Southern District of Florida between January 12 and March 9, 2001. The class actions have been brought purportedly on behalf of (i) all purchasers of common stock of the Company between April 21, 1998 and June 8, 2001, and (ii) all purchasers of Hamilton Capital Trust I, series A shares on or traceable to the December 28, 1998 public offering of those shares. These cases seek to pursue remedies under the Securities Exchange Act of 1934 or the Securities Act of 1933. The cases have been consolidated as IN RE HAMILTON BANCORP, INC. SECURITIES Litigation, Case No. 01-156 in the United States District Court for the Southern District of Florida, and the lead plaintiffs appointed by the Court are in the process of preparing a consolidated amended complaint. The discovery process has not yet begun.

Generally, the consolidated complaint alleges that the defendants made false and misleading statements and omissions between April 21, 1998 and December 22, 2000 with respect to the Company's financial condition, net income, earnings per share, internal controls, underwriting of loan transactions, accounting for certain financial transactions as independent transactions, the credit quality of the Company's loan portfolio, credit loss reserves, investigation and orders by the OCC and reporting in accordance with GAAP and related standards, in press releases, Forms 10-Q filed on May 14, 1998, August 14, 1998, November 16, 1998, May 17, 1999, August 16, 1999, November 10, 1999, May 16, 2000, August 14, 2000,
and November 28, 2000, Forms 10-Q/A filed on December 26, 2000, a Form 12B-25 filed on November 14, 2000, and Forms 10-K filed on March 31, 1999 and April 14, 2000; and a December 1998 Registration Statement and Prospectus for series A shares of Hamilton Capital Trust I.

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

Hamilton Bank has been advised that an investigation has been commenced by Peruvian banking authorities of the assignment of certain receivables to Hamilton Bank in connection with a lending arrangement involving a foreign bank. The foreign bank had outstanding obligations to Hamilton Bank of approximately $7 million, and guaranteed approximately $11 million owed to Hamilton Bank by another borrower. In connection with a workout arrangement involving this debt, the foreign bank assigned receivables having a face value of approximately $22 million to Hamilton Bank. The nature of the investigation, as Hamilton Bank understands it, is to ascertain the validity of the original assignment to Hamilton Bank. Hamilton Bank has not been served any formal notice of the investigation, and is unable to predict any outcome. In connection with the original assignment, Hamilton Bank obtained advice from counsel in the foreign country asserting that the assignment was allowable under local laws.

From time to time the Bank is engaged in additional litigation incidental to its operations.

While any litigation contains an element of uncertainty, the Bank, after considering the advice of legal counsel, believes the outcome of all aforementioned litigation will not have a material adverse effect on the Bank's financial position, results of operations or liquidity.

NOTE 4: NET (LOSS) INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing the Company's net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing the Company's net (loss) income by the weighted average number of shares outstanding and the dilutive impact of potential common stock, primarily stock options. The dilutive impact of common stock is determined by applying the treasury stock method.

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

The economies of various countries in the Region have been characterized by frequent and occasionally drastic intervention by the governments and volatile economic cycles. Governments have often changed monetary, credit, tariff and other policies to influence the course of their respective economies. The actions of the Brazilian, Ecuadorian, Peruvian and Venezuelan Governments to control inflation and effect other policies have often involved wage and price controls as well as other interventionist measures, such as Ecuador's freezing of bank accounts early in 1999. Changes in policies in other countries in the Region involving tariffs, exchange controls, regulations and taxation could significantly increase the likelihood of causing restrictions on transfers of Dollars out of such countries, as could inflation, devaluation, social instability and other political, economic or diplomatic developments.

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

At June 30, 2001, approximately 49% of the Company loans were extended to borrowers located outside of the U.S., primarily in countries within the Region. As a result, the economic conditions in countries within the Region could have a significant impact on the Company's financial condition and results of operations.

FINANCIAL CONDITION - JUNE 30, 2001 VS. DECEMBER 31, 2000.

Total consolidated assets decreased $207 million to $1.53 billion at June 30, 2001 from $1.74 at December 31, 2000. The decrease was evenly distributed between interest earning and non-interest earning assets, which represented $103 million and $104 million, respectively. The decrease in total assets is attributable primarily to activities undertaken to achieve compliance with capital ratio requirements imposed on the Bank, as more fully discussed under "CAPITAL RESOURCES, REGULATORY MATTERS, GOING CONCERN AND DIVIDEND RESTRICTIONS" below.

CASH, DEMAND DEPOSITS WITH OTHER BANKS AND FEDERAL FUNDS SOLD

Cash, demand deposits with other banks and federal funds sold are considered cash and cash equivalents. Balances of these items fluctuate daily depending on many factors which include or relate to the particular banks that are clearing funds, loan payoffs, deposit gathering and reserve requirements. Cash and demand deposits with other banks were $25.5 million at June 30, 2001 compared to $125.3 million at December 31, 2000. The amount of cash held at December 31, 2000 was temporarily higher than normal and the balance held at June 30, 2001 approximates a normalized balance.

INTEREST-EARNING DEPOSITS WITH OTHER BANKS AND INVESTMENT SECURITIES

Interest-earning deposits with other banks decreased to $41.1 million at June 30, 2001 from $110.0 million at December 31, 2000. These deposits are placed with correspondent banks in the Region, generally on a short-term basis (less than 365 days), to increase yields and enhance relationships with the correspondent banks. The level of such deposits has diminished concurrent with management's strategy to reduce its exposure in the Region during the six months ended June 30, 2001. In addition, approximately $5.5 million of the decrease represents a time deposit which was transferred to loans and charged off. This deposit was related to a foreign bank, which failed to repay the deposit at maturity.

Investment securities decreased to $224.1 million at June 30, 2001 from $255.3 million at December 31, 2000. The decrease has been primarily in foreign debt securities, which were sold during the period to reduce capital requirements and improve liquidity.

LOANS

The Company's gross loan portfolio decreased by $116.7 million or 9.5 percent, during the first six months of 2001 in relation to the year ended December 31, 2000. Domestic commercial real estate loans increased by $63.1 million or 75.9 percent. This increase was offset by a decrease in foreign loans of $146.1 million or 21.1 percent. Approximately $37.5 million of the decrease in loans, represent amounts charged off during the first six months of 2001. See "Credit Loss and Transfer Risk Experience " below. In connection with Management's plans to achieve compliance with required capital ratios (see "CAPITAL RESOURCES, REGULATORY MATTERS, GOING CONCERN AND DIVIDEND RESTRICTIONS" below), total loans are expected to continue to decrease for the remainder of 2001.

Details on the loans by type are shown in the table below. At June 30, 2001 approximately 51.1 percent of the Company's portfolio consisted of loans to domestic borrowers compared to 43.9 percent at December 31, 2000 and 40.1 percent at December 31, 1999, reflecting the increasing emphasis on domestic activities in connection with management's strategy to diversity the Bank's risk profile.

The following table sets forth the loans by type in the Company's loan portfolio at the dates indicated.

LOANS BY TYPE
(in thousands)

                                          June 30, 2001    December 31, 2000
                                          --------------   -------------------
Domestic:

Commercial and industrial (1)             $  351,154            $  380,926
Commercial real estate                       146,168                83,082
Acceptances discounted                        72,586                76,148
Residential mortgages                          1,500                 1,812
                                          ----------            ----------
Subtotal Domestic                            571,408               541,968
                                          ----------            ----------

Foreign:

Banks and other financial institutions       121,013               153,119
Commercial and industrial (1)                381,218               405,152
Acceptances discounted                        23,610                64,100
Government and official institutions          20,232                69,841
                                          ----------            ----------
Subtotal Foreign                             546,073               692,212
                                          ----------            ----------
Total Loans                               $1,117,481            $1,234,180
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

At June 30, 2001 approximately 26.0 percent in principal amount of the Company's loans were outstanding to borrowers in four countries other than the United
States: Panama (10.2 percent), Guatemala (6.4 percent), Ecuador (4.9 percent) and El Salvador (4.5 percent).

Panama loan exposure continues to be over 10 percent of loans and has decreased to 10.2 percent of total loans at June 30, 2001. The bulk of the credit relationships in Panama are related to financing short-term trade transactions with companies operating out of the Colon Free Zone. The latter represents the second largest free trading zone in the world after Hong Kong. The companies operate largely as importers and exporters of consumer goods such as electronic goods and clothing.

LOANS BY COUNTRY
(Dollars in thousands)


                                     JUNE 30, 2001                   DECEMBER 31, 2000
                             ------------------------------  -------------------------------
                                               PERCENT OF                       PERCENT OF
COUNTRY                         AMOUNT        TOTAL LOANS       AMOUNT         TOTAL LOANS
                             -------------    -------------  --------------    -------------
United States               $  571,408          51.1%         $  541,968          43.9%
Argentina                       18,488           1.6%             13,943           1.1%
British West Indies             17,623           1.6%             24,115           2.0%
Colombia                        17,524           1.6%             21,176           1.7%
Dominican Republic              25,880           2.3%             36,374           3.0%
Ecuador                         54,410           4.9%             53,688           4.4%
El Salvador                     50,096           4.5%             55,871           4.5%
Guatemala                       71,882           6.4%            105,945           8.6%
Honduras                        26,248           2.3%             38,232           3.1%
Jamaica                          7,928           0.7%             49,346           4.0%
Mexico                          17,802           1.6%              7,821           0.6%
Nicaragua                       23,017           2.1%             22,527           1.8%
Panama                         114,181          10.2%            138,425          11.2%
Peru                            28,702           2.6%             37,494           3.0%
Venezuela                       12,035           1.1%             16,632           1.3%
Other (1)                       60,257           5.4%             70,623           5.8%
                            ----------         -----          ----------         -----
Total                       $1,117,481          99.9%         $1,234,180         100.1%
                            ==========         =====          ==========         =====

-------------
(1) Other consists of loans to borrowers in countries in which loans did not exceed 1 percent of total loans.

At June 30, 2001 approximately 21.7 percent of total assets were cross-border outstandings to borrowers in five countries other than the United States:
Panama (7.7 percent), Guatemala (4.7 percent), Ecuador (4.0 percent), El Salvador (3.4 percent) and the Dominican Republic (2.4 percent).

The Company's cross-border outstandings in Argentina decreased from $55 million at December 31, 2000 to $3 million at June 30, 2001. As a result of the economic uncertainties in Argentina, the Company reduced its exposure.

TOTAL CROSS-BORDER OUTSTANDING BY COUNTRY (2)
(Dollars in millions)

                            June 30, 2001                December 31, 2000
                      --------------------------      -------------------------
                                    % of Total                     % of Total
                        Amount        Assets           Amount        Assets
                      -----------   ------------      --------    -------------
Argentina                $  6            0.4%          $ 55            3.1%
Bolivia                    12            0.8%            12            0.7%
Brazil                      8            0.5%            20            1.1%
British West Indies         2            0.1%            18            1.0%
Colombia                   18            1.2%            22            1.3%
Denmark                    20            1.3%            --             --
Dominican Republic         36            2.4%            41            2.3%
Ecuador                    61            4.0%            63            3.6%
El Salvador                52            3.4%            60            3.4%
France                     20            1.3%            --             --
Guatemala                  72            4.7%           105            6.0%
Honduras                   21            1.4%            29            1.7%
Jamaica                    10            0.7%            50            2.9%
Mexico                     18            1.2%             8            0.5%
Nicaragua                  22            1.4%            20            1.1%
Panama                    118            7.7%           139            7.9%
Peru                       30            2.0%            38            2.2%
Suriname                    5            0.3%            31            1.8%
United Kingdom             40            2.6%            --             --
Venezuela                  12            0.8%            17            1.0%
Other (1)                  37            2.4%            60            3.4%
                         ----            ----          ----           ----
Total                    $620           40.6%          $788           45.0%
                         ====           ====           ====           ====

-------------
(1) Other consists of cross-border outstanding to countries in which such cross-border outstanding did not exceed 0.75 percent of the Company's total assets at any of the dates shown.

(2) Cross-border outstanding could be less than loans by country since cross-border outstanding may be netted against legally enforceable, written guarantees of principal or interest by domestic or other non-local third parties. In addition, balances of any tangible, liquid collateral may also be netted against cross-border outstanding of a country if they are held and realizable by the lender outside of the borrower's country.

CONTINGENT LIABILITIES

The following table sets forth the distribution of the Company's contingent liabilities by country of the applicant and issuing bank for import and export letters of credit, respectively. As shown by the table, contingent liabilities decreased by 14.5 percent from December 31, 2000 to June 30, 2001. In connection with slowing economic activity in the Region, and the Company's lower level of lending activity, letter of credit issuance volume has decreased.

CONTINGENT LIABILITIES (1)
(in thousands)

                          June 30, 2001        December 31, 2000
                         ---------------      -------------------
Dominican Republic              $ 7,117                 $ 23,880
Ecuador                           1,097                    2,305
El Salvador                       6,719                    1,651
Guatemala                         9,250                   12,347
Guyana                            1,478                    2,107
Haiti                             3,033                    1,069
Honduras                          1,279                    1,957
Jamaica                          10,345                   10,194
Panama                            8,315                    7,564
Paraguay                            611                    2,398
Peru                              1,359                    2,337
Suriname                            910                    2,248
United States                    82,308                   85,617
Other (2)                         2,725                    4,110
                         ---------------      -------------------
Total                         $ 136,546                $ 159,784
                         ===============      ===================

--------------
(1) Includes export and import letters of credit, standby letters of credit and letters of indemnity.

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

Our methodologies include several features that are intended to reduce the difference between estimated and actual losses. The loss factors that are used to establish the allowance for pass-graded loans is designed to be self-correcting by taking into account changes in loan classification and permitting adjustments based on management's judgment of significant qualitative factors as of the evaluation date. Similarly, by basing the pass-graded loan loss factors on loss experience over the prior year and the last three or five years, the methodology is designed to take our recent loss experience into account. The Bank generally operates a commercial banking business, which does not include significant amounts of pooled loans or loans that are homogeneous in nature such as residential mortgages or consumer installment loans (these represent 0.1% of gross loans at both June 30, 2001 and December 31, 2000).

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

Currently, Ecuador is rated value impaired by ICERC, with a 90% ATRR requirement for applicable exposures. At June 30, 2001 and December 31, 2000, the Company had aggregate exposure to borrowers located in Ecuador of approximately $61million and $63 million, respectively. During 1999, as a result of economic deterioration in Ecuador, the Company restructured exposures with certain borrowers to improve collectibility prospects. Primarily as a result of these restructurings, approximately $36.4 million of Ecuadorian exposure at December 31, 1999 was subject to the 90% ATRR requirement. Subsequent to 1999, additional Ecuadorian exposures became subject to ATRR, and payments on various exposures have been received. At June 30, 2001, approximately $44.0 million of the Company's Ecuadorian exposure was subject to ATRR, requiring an ATRR of approximately $39.6 million. During the second quarter of 2001, a loan in the amount of $5,000,000 matured and was renewed. As a result of non-payment on the original maturity date, this loan, and an additional loan in the amount of $1.2 million to the same borrower, became subject to ATRR, requiring an addition of $5.6 million to ATRR. This increase, net of repayments of other assets subject to ATRR, resulted in a net provision for transfer risk of $4.3 million and $3.1 million for the three and six months ended June 30, 2001, respectively. At June 30, 2001, approximately $778,000 of the Company's Ecuadorian exposure was on nonaccrual status, and the remainder was in compliance with its contractual terms.

The following table sets forth the composition of the allowance for credit losses and ATRR as of June 30, 2001 and December 31, 2000 (in thousands):


                                                 JUNE 30, 2001       DECEMBER 31, 2000
                                                 -------------       -----------------
         Allocated:
              Specific (Impaired loans)               $13,640            $17,816
              Formula                                  26,366             24,144
         Unallocated                                      478              1,107
                                                      -------            -------
         Total allowance for credit losses             40,484             43,067
         Allocated transfer risk reserve               39,625             36,607
                                                      -------            -------
         Total allowance and reserves                 $80,109            $79,674
                                                      =======            =======

The specific allowances decreased from $17.8 million at December 31, 2000 to $13.6 million at June 30, 2001 due to loans charged off during the second quarter offset by new loans becoming impaired. Impaired loans decreased from $54.2 million at December 31, 2000 to $49.0 million at June 30, 2001. Impaired loans were $65.8 million at March 31, 2001. At June 30, 2001, approximately $21.5 million of impaired loans were to U.S. borrowers, and approximately $27.5 million were to foreign borrowers. Management has not noted any trends or common characteristics associated with the level in impaired and problem-graded loans.

During the six months ended June 30, 2001, loan charge-offs totaled $37.5 million, including $33.7 million charged off during the second quarter of 2001. Included in the second quarter charge-offs were $20.4 million of loans, which had previously been on nonaccrual status at March 31, 2001, which management deemed appropriate to charge-off given their collection prospects. Included in these chargeoffs was $8.8 million comprised of unsecured trade obligations related to a Panamanian corporate borrower which was unsuccessful in reorganizing its debt and ceased operations during the second quarter. Also included was $4.5 million to a domestic borrower which is operating in bankruptcy. During the second quarter, management obtained independent information regarding the value of assets and wrote the loan down to an amount which approximates the estimated value of the assets. Additionally, chargeoffs during the second quarter included $4.3 million related to a loan secured by real estate in Venezuela. This loan has been the subject of protracted litigation wherein the Bank has attempted to gain possession of the real estate or otherwise collect on the loan. Due to the uncertainties of achieving success in this effort, and the uncertainty of the timing of resolution, the loan was charged off. The Bank continues to pursue collection of this loan.

Also included in second quarter chargeoffs was $13.3 million related to loans which were not on nonaccrual status at March 31, 2001. One charge off in the amount of $5.5 million was a time deposit with a foreign bank which was transferred to loans. The foreign bank was unable to obtain alternative financing at maturity during the second quarter. Under a temporary cease and desist order (see "CAPITAL RESOURCED, REGULATORY MATTERS, GOING CONCERN AND DIVIDEND RESTRICTIONS" below), the Bank is prohibited from renewing this facility and, as a result, it was charged off. Approximately $3.7 million of the charge-offs not previously on nonaccrual status were to related borrowers where management uncovered evidence of possible fraudulent activities involving the borrowers. A scheduled principal reduction was not made and management determined to charge-off these amounts. Also, approximately $3.7 million involved two related borrowers, which experienced rapid financial deterioration in the second quarter and a third borrower, which conducted substantial business with these borrowers.

Subsequent to June 30, 2001, the Company sold approximately $19.2 million, including $16 million related to one borrower, of its Ecuadorian exposure to an affiliate of such borrower for $10.5 million in cash. The assets sold included $13.2 million which was subject to a 90% ATRR, and $6.0 million which was not subject to ATRR. As a result of this transaction, required ATRR was reduced by $5.5 million and the Company incurred a loss of $2.4 million on the assets not subject to ATRR.

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

CREDIT LOSS AND TRANSFER RISK EXPERIENCE
  (in thousands)

                                                              SIX MONTHS ENDED         YEAR ENDED
                                                             JUNE 30, 2001         DECEMBER 31, 2000
                                                           -------------------     -------------------
Balance of allowance for credit losses
  at beginning of period                                       $    43,067              $    21,411
Charge-offs:
Domestic:
   Commercial                                                       (8,586)                 (16,420)
   Acceptances                                                      (2,699)                    (297)
   Installment                                                          --                       --
                                                               -----------              -----------
 Total Domestic                                                    (11,285)                 (16,717)
                                                               -----------              -----------
Foreign:
   Banks and other financial institutions                           (5,616)                      --
   Commercial and industrial                                       (20,155)                  (7,504)
   Acceptances                                                        (441)
                                                               -----------              -----------
 Total Foreign                                                     (26,212)                  (7,504)
                                                               -----------              -----------
Total charge-offs                                                  (37,497)                 (24,221)
                                                               -----------              -----------
Recoveries:
Domestic:
   Commercial                                                        1,910                       10
   Installment                                                           4                       --
Foreign:
  Commercial                                                            --                       48
  Banks and other financial institutions                                --                       70
                                                               -----------              -----------
 Total recoveries                                                    1,914                      128
                                                               -----------              -----------
Net (charge-offs) recoveries                                       (35,583)                 (24,093)
Provision for credit losses                                         33,000                   45,749
                                                               -----------              -----------
Balance at end of the period                                        40,484                   43,067
                                                               -----------              -----------
ATRR at beginning of period                                         36,607                   32,720
Charge-offs to ATRR                                                    (91)                    (301)
Provision for ATRR                                                   3,109                    4,188
                                                               -----------              -----------
ATRR end of period                                                  39,625                   36,607
                                                               -----------              -----------
Allowance and ATRR at end of period                            $    80,109              $    79,674
                                                               ===========              ===========
Average loans                                                  $ 1,231,695              $ 1,183,613
Total loans                                                    $ 1,117,481              $ 1,234,180
Net charge-offs to average loans                                      2.89%                    2.04%
Allowance for credit losses to total loans                            3.62%                    3.49%
Allowance for credit losses and ATRR to total loans                   7.17%                    6.46%



See "Credit Quality Review" above for a discussion of charge-off activity during the six months ended June 30, 2001.

The following tables set forth an analysis of the allocation of the allowance for credit losses by category of loans and the allowance for credit losses allocated to foreign loans. The allowance is established to cover potential losses inherent in the portfolio as a whole or is available to cover potential losses on any of the Company's loans.

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES
(in thousands)

                                                               AS OF                AS OF
                                                           JUNE 30, 2001      DECEMBER 31, 2000
                                                           ---------------    -------------------
Allocation of the allowance by type of loans:
Domestic:
   Commercial                                                $  13,298             $   9,412
   Commercial real estate                                        1,608                 1,332
   Acceptances                                                     574                   554
   Residential mortgages                                             2                     5
                                                             ---------             ---------
       Total domestic                                           15,482                11,303
                                                             ---------             ---------
Foreign non-ATRR

   Banks and other financial institutions                        5,387                 8,063
   Commercial and industrial                                    18,514                23,013
   Acceptances discounted                                        1,054                   390
   Government and official institutions                             47                   298
                                                             ---------             ---------
      Total foreign non-ATRR                                    25,002                31,764
                                                             ---------             ---------
Foreign ATRR

Banks and other financial institutions                          20,731                15,282
Commercial and industrial                                       12,074                13,473
Government and official institutions                             6,820                 7,852
                                                             ---------             ---------
 Total foreign ATRR                                             39,625                36,607
                                                             ---------             ---------
   Total Foreign                                                64,627                68,371
                                                             ---------             ---------
Total                                                        $  80,109             $  79,674
                                                             =========             =========
Percent of loans in each category to total loans:
Domestic:
   Commercial                                                     31.4%                 30.9%
   Commercial real estate                                         13.1%                  6.7%
   Acceptances                                                     6.5%                  6.2%
   Residential                                                     0.1%                  0.2%
                                                             ---------             ---------
      Total domestic                                              51.1%                 44.0%
                                                             ---------             ---------
Foreign Non-ATRR:
   Banks and other financial institutions                          8.8%                 11.0%
   Commercial and industrial                                      32.9%                 31.7%
   Acceptances discounted                                          2.1%                  5.2%
   Government and official institutions                            1.1%                  4.9%
                                                             ---------             ---------
     Total foreign non-ATRR                                       44.9%                 52.8%
                                                             ---------             ---------
   Foreign ATRR

   Banks and other financial institutions                          2.1%                  1.4%
   Commercial and industrial                                       1.2%                  1.1%
   Government and official Institutions                            0.7%                  0.7%
                                                             ---------             ---------
     Total foreign ATRR                                            4.0%                  3.2%
                                                             ---------             ---------
      Total foreign                                               48.9%                 56.0%
                                                             ---------             ---------
Total                                                            100.0%                100.0%
                                                             =========             =========


ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES ALLOCATED TO FOREIGN LOANS
(in thousands)

                                     JUNE 30, 2001      DECEMBER 31, 2000
                                     --------------   --------------------
Balance, beginning of year                $ 68,371          $ 50,653
Provision for credit losses                 19,450            21,217
Provision for ATRR                           3,109             4,188
Net charge-offs                            (26,303)           (7,687)
                                          --------          --------
Balance, end of period                    $ 64,627          $ 68,371
                                          ========          ========
Composition at end of period
Allowance for credit losses               $ 25,002          $ 31,764
Allowance for transfer risk (ATRR)          39,625            36,607
                                          --------          --------
  Total foreign allowances                $ 64,627          $ 68,371
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

NONPERFORMING LOANS
(in thousands)

                                           June 30, 2001     December 31, 2000
                                           --------------   -------------------
Domestic:
   Non accrual                                  $21,457          $23,958
   Past due over 90 days and accruing                60              105
                                                -------          -------
      Total domestic nonperforming loans         21,517           24,063
                                                -------          -------

Foreign:
   Non accrual                                   27,494           30,250
   Past due over 90 days and accruing            23,355              322
                                                -------          -------
      Total foreign nonperforming loans          50,849           30,572
                                                -------          -------

Total nonperforming loans                       $72,366          $54,635
                                                =======          =======

Total nonperforming loans to total loans           6.48%            4.43%
Total nonperforming assets to total assets         4.76%            3.14%



Nonaccrual loans were $54.2 million at December 31, 2000, $65.8 million at March 31, 2001 and $49.0 million at June 30, 2001. The decrease during these periods results from charge-off during the second quarter as discussed above under "Credit Quality Review." New loans added to non accrual status in the second quarter were approximately $1.5 million.

Loans outstanding 90 days or more and still accruing are well secured and in the process of collection. Approximately $7.0 million of these loans is related to one foreign borrower and is supported by receivables which are under the control of a bank group, including Hamilton Bank, pursuant to an intercreditors agreement. Also, approximately $14 million is related to two borrowers and is supported by third party receivables which have been assigned to and are under the control of the Bank. Management carefully monitors these loans for any signs of deterioration.

Management closely evaluated the circumstances relating to the nonperforming loans as of June 30, 2001, including the availability of collateral and other sources of repayment, in connection with its assessment of the adequacy of the allowance for credit losses as of June 30, 2001. The factors management considers in establishing the amount of the allowance for credit losses are discussed under "Credit Quality Review." Many of these factors require management's use of its judgment, assumptions and estimates. Accordingly, there can be no assurance that the Company's current allowance for credit losses will prove to be adequate in light of future events and developments.

At June 30, 2001, the Company had $240,000 in nonperforming investment securities compared to $480,000 at December 31, 2000. This represents a foreign security which was written down during the first quarter.

DEPOSITS

The primary sources of the Company's domestic time deposits are its eight Bank branches located in Florida and one in Puerto Rico. In pricing its deposits, the Company analyzes the market carefully, attempting to price its deposits competitively with the other financial institutions in the area.

Total deposits were $1.41 billion at June 30, 2001 compared to $1.57 billion at December 31, 2000. The decrease in deposits during the six month period was largely in certificates of deposits over $100,000, which decreased by $92.2 million. In connection with steps taken to comply with required regulatory capital ratios, the Bank has reduced the rates offered on its renewing time deposits, compared to rates offered by competing depository institutions. As a result, total deposits have declined and are expected to continue declining for the foreseeable future.

 The following table indicates the maturities and amounts of certificates of deposit and other time deposits issued in denominations of $100,000 or more as of June 30, 2001:

MATURITIES OF AND AMOUNTS OF CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS $100,000 OR MORE
(in thousands)


                                CERTIFICATES OF DEPOSIT     OTHER TIME DEPOSITS
                                  $100,000 OR MORE          $100,000 OR MORE          TOTAL
                               -----------------------    ---------------------   --------------

Three months or less                  $134,943                    $3,273            $138,216
Over 3 through 6 months                 56,222                       150              56,372
Over 6 through 12 months               118,463                       379             118,842
Over 12 months                          96,480                        --              96,480
                                      --------                    ------            --------

Total                                 $406,108                    $3,802            $409,910
                                      ========                    ======            ========



STOCKHOLDERS' EQUITY

The Company's stockholders' equity at June 30, 2001 declined to $80.5 million compared to $102.5 million at December 31, 2000. primarily as a result of the net loss of $22.2 million . See CAPITAL RESOURCES, REGULATORY MATTERS, GOING CONCERN AND DIVIDEND RESTRICTIONS for additional discussion of capital resources.

INTEREST RATE SENSITIVITY

The following table presents the projected maturities or interest rate adjustments of the Company's earning assets and interest-bearing funding sources based upon the contractual maturities or adjustment dates at June 30, 2001. The interest-earning assets and interest-bearing liabilities of the Company and the related interest rate sensitivity gap given in the following table may not be reflective of positions in subsequent periods.

                        INTEREST RATE SENSITIVITY REPORT
                             (Dollars in thousands)


                                             0 to 30     31 to 90    91 to 180   181 to 365    1 to 5      Over 5
                                               Days        Days        Days         Days        Years       Years        Total
                                             --------   ---------   ---------   ----------  ----------    --------     ---------

Earning Assets:
   Loans                                     $639,429    $ 89,390    $ 92,309     $ 83,742    $168,789    $ 43,821   $ 1,117,481

   Federal funds sold                         120,007          --          --           --          --          --       120,007

   Investment securities                       87,116      84,458       9,006          900       4,556      32,491       218,527

   Interest earning deposits with
     other banks                                5,075      19,500       8,500        7,975          --          --        41,050
                                             --------   ---------   ---------   ----------  ----------    --------     ---------
Total                                         851,627     193,348     109,815       92,617     173,345      76,312     1,497,065
                                             --------   ---------   ---------   ----------  ----------    --------     ---------

Funding Sources:
   Savings and transaction deposits           137,954          --          --           --          --          --       137,954

   Certificates of deposits of
     $100K or more                             39,064      95,879      56,222      118,463      96,480          --       406,108

   Certificates of deposits under $100K        44,481     121,697     129,566      258,543     204,934          48       759,269

   Other time deposits                          1,880       1,393         150          379          --          --         3,802

   Funds overnight                             25,050          --          --           --          --          --        25,050

   Trust preferred securities                      --          --          --           --          --      12,650        12,650
                                             --------   ---------   ---------   ----------  ----------    --------     ---------
Total                                        $248,429    $218,969    $185,938     $377,385    $301,414    $ 12,698   $ 1,344,833
                                             ========   =========   =========   ==========  ==========    ========     =========
Interest sensitivity gap                     $603,198   $ (25,621)  $ (76,123)  $ (284,768) $ (128,069)   $ 63,614     $ 152,232
                                             ========   =========   =========   ==========  ==========    ========     =========
Cumulative gap                               $603,198    $577,577    $501,454     $216,686    $ 88,617    $152,231
                                             ========   =========   =========   ==========  ==========    ========
Cumulative gap as a percentage
   of total earning assets                     40.29%      38.58%      33.50%       14.47%       5.92%      10.17%
                                             ========   =========   =========   ==========  ==========    ========



At June 30, 2001, the Company had assets repricing within 30 days in excess of liabilities repricing within 30 days of $603.2 million. This is known as a "positive gap" position. For the period extending 180 days after June 30, 2001, the cumulative positive gap position was $501.5 million. In a declining rate environment, a positive gap position normally results in declining net interest income as assets are re-priced at lower rates more quickly than liabilities. The Company has experienced this condition during the first six months of 2001, and may continue to experience declines in net interest income for the remainder of 2001 as a result of its gap position.

LIQUIDITY

Cash and cash equivalents increased by $15.9 million from December 31, 2000 to June 30, 2001. During the first six months of 2001, net cash provided by operating activities was $5.7 million, net cash provided by investing activities was $179.8 million and net cash used in financing activities was $169.6 million. For further information on cash flows, see the Consolidated Statement of Cash Flows.

The Company's principal sources of liquidity and funding are its deposit base, scheduled repayments of loans and the sale of bankers' acceptances as well as loan participations. The level and maturity of deposits necessary to support the Company's lending and investment activities is determined through monitoring loan demand and through its asset/liability management process. Considerations in managing the Company's liquidity position include, but are not limited to, scheduled cash flows from existing assets, contingencies and liabilities, as well as projected liquidity needs arising from anticipated extensions of credit. Furthermore the liquidity position is monitored daily by management to maintain a level of liquidity conducive to efficient operations and is continuously evaluated as part of the asset/liability management process.

The short-term nature of the loan portfolio and the fact that a portion of the loan portfolio consists of bankers' acceptances provides additional liquidity to the Company. Liquid assets at June 30, 2001 were $284.1 million, 18.5 percent of total assets, and consisted of cash and cash equivalents, interest earning deposits in other banks and available for sale investment securities maturing within one year or less that are unpledged.

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

To be "adequately capitalized" under federal bank regulatory agency definitions, a depository institution must have a Tier 1 ratio of at least 4%, a total ratio of at least 8% and a leverage ratio of at least 4%. As of June 30, 2001, the Bank's capital ratios met these minimum requirements except for the required total ratio of 8.0%, as discussed below. Furthermore, as discussed below, the Bank is subject to a written agreement to maintain specific capital levels in excess of minimum requirements. As of December 31, 2000 and June 30, 2001 the Bank was not in compliance with this agreement. Furthermore, as discussed below, in June 2001, the OCC reclassified the Bank's capital category for certain regulatory purposes to "undercapitalized." The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards.

In February 2000, the OCC initiated a formal administrative action against the Bank alleging various unsafe and unsound practices discovered through an examination of the Bank as of August 23, 1999. On September 8, 2000, the OCC and the Bank settled the administrative action by entering into a cease and desist order by consent (the "September 8 Order"). The September 8 Order required the Bank to comply with, among other things, certain accounting and capital requirements and to make specified reports and filings. Further, pursuant to the September 8 Order, the Bank may declare a dividend only if it is in compliance with the capital levels required by the order and has obtained the prior written approval of the OCC. The September 8 Order also required the Bank to maintain by September 30, 2000 Tier 1, Total and leverage capital ratios of 10%, 12% and 7%, respectively. As of December 31, 2000 and June 30, 2001, the Bank had Tier 1, Total and leverage capital ratios of 9.4%, 10.7% and 6.5%, respectively, and 6.6%, 7.9% and 4.8%, respectively. As a result, the Bank was not in compliance with the capital requirements of the September 8 Order as reflected in the following table. Failure of the Bank to comply with the terms of the September 8 Order could result in the assessment of civil money penalties, the issuance of an order by a District Court requiring compliance with the September 8 Order, the placing of restrictions on the source of deposits or, in certain circumstances, the appointment of a conservator or receiver. In addition, the FDIC may initiate a termination of insurance proceeding where there has been a violation of an order.

BANCORP CAPITAL RATIOS
(Dollars in thousands)


                                       JUNE 30, 2001            DECEMBER 31, 2000
                                  ------------------------   -------------------------
                                    AMOUNT      RATIO          AMOUNT       RATIO
                                  ------------------------   -------------------------
Tier 1 risk-weighted
Capital
   Actual                           $ 79,262         6.7%       $114,119         9.8%
   Minimum                            47,430         4.0%         46,657         4.0%

Total risk-weighted
Capital
   Actual                             94,890         8.0%        129,503        11.1%
   Minimum                            94,861         8.0%         93,314         8.0%

Tier 1 capital (to average assets):
   Actual                             79,262         4.9%        114,119         6.7%
   Minimum                            48,409         3.0%         51,468         3.0%




BANK CAPITAL RATIOS
(Dollars in thousands)


                                                   JUNE 30, 2001                      DECEMBER 31, 2000
                                              -------------------------            -------------------------
                                                AMOUNT       RATIO                   AMOUNT       RATIO
                                              -------------------------            -------------------------
Tier 1 risk-weighted capital
   Actual                                        $ 77,412         6.6%                $111,340         9.4%
   Minimum required by OCC Consent Order          117,720        10.0%                 118,914        10.0%
   Minimum to be well capitalized                  70,632         6.0%                  71,358         6.0%
   Minimum to be adequately capitalized            47,088         4.0%                  47,566         4.0%

Total risk-weighted capital:
   Actual                                          92,934         7.9%                 127,004        10.7%
   Minimum required by OCC Consent Order          141,264        12.0%                 142,697        12.0%
   Minimum to be well capitalized                 117,720        10.0%                 118,914        10.0%
   Minimum  to be adequately capitalized           94,176         8.0%                  95,131         8.0%

Leverage
  Actual                                           77,412         4.8%                 111,340         6.5%
   Minimum required by OCC Consent Order          113,778         7.0%                 120,114         7.0%
   Minimum to be well capitalized                  81,270         5.0%                  85,796         5.0%
   Minimum to be adequately capitalized            65,016         4.0%                  68,637         4.0%



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

By letter dated March 28, 2001 (the "PCA Notice"), the OCC notified the Company of its intent to "reclassify" the capital category of the Bank to "undercapitalized" for purposes of Prompt Corrective Action ("PCA") based on the OCC's determination that the Bank is engaging in unsafe and unsound banking practices. On June 13, 2001, following an informal hearing on the OCC's intent to reclassify, the Bank was notified that the OCC rendered a decision and reclassified the Bank's capital category to "undercapitalized" for purposes of PCA (the "Reclassification to Undercapitalized"). Prior to this reclassification the Bank's capital category for PCA was "adequately capitalized." As a result of the reclassification, the Bank is subject to restrictions on its ability to pay dividends and management fees, and restrictions on asset growth and expansion. Under the September 8 Order, the Bank was previously required to obtain prior approval from the OCC for the payment of any dividends. Additionally, the Bank's waiver from the Federal Deposit Insurance Corporation ("FDIC") authorizing it to accept brokered deposits is no longer applicable, and a new waiver must be obtained from the FDIC prior to the acceptance or renewal of any brokered deposits subsequent to the date of the reclassification. As of June 30, 2001, the Bank held $10 million of brokered deposits, the acquisition of which was initiated in the normal course of business on June 6, 2001, prior to receipt of the notification from the OCC, but which were accepted by the Bank after the notification was received from the OCC. By letter dated June 28, 2001, the FDIC informed the Bank that receipt of these deposits were apparent violations of regulations regarding brokered deposits. As of August 13 , 2001, the Bank has received no further communication from the FDIC on this matter.

Under PCA, the OCC may impose additional discretionary restrictions by the issuance of a PCA directive, and after the opportunity for a hearing, if the OCC determines that such actions are necessary to help resolve the problems of the Bank at the least possible long term cost to the FDIC. Such additional discretionary restrictions include requiring recapitalization, restricting transactions with affiliates, restricting interest rates paid, further restricting asset growth, restricting activities, improving management and the board by requiring new members or dismissal of existing members, prohibiting deposits from correspondent banks, requiring divestiture of subsidiaries of the Bank (currently the Bank has no subsidiaries) and any other actions the OCC determines will better resolve the problems of the Bank at the least possible long term cost to the deposit insurance fund. Additionally, the Federal Reserve Board (the "FRB Board") may impose restrictions including requiring prior approval of the FRB Board for any capital distributions by the Company (the FRB has notified the Company that prior approval is required for any such distributions), requiring divestiture of any affiliate other than an insured depository institution and requiring divestiture of the Bank if the FRB Board determines that divestiture would improve the Bank's financial condition and future prospects.

The OCC is currently in the final stages of conducting a safety and soundness examination of the Bank. The Bank believes the examination will be completed in the third quarter of 2001 and an examination report delivered to the Bank.

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

Management of the Company believes the Company has several means by which to achieve compliance with the prescribed capital requirements of the September 8 Order. Such plans initially provide for reducing the Bank's size through selected asset run-off; the sale of credit risk which effectively decreases the Bank's regulatory capital requirements; targeted loan sales, including the sale of the Ecuador portfolio subject to ATRR, and loan participations to other banks; and shifting assets to liquid investments which decreases regulatory capital requirements. In addition to the ongoing efforts to bring the Bank into compliance with the capital requirements of the September 8 Order, the Bank has taken comprehensive actions to address the matters that have been identified by the OCC and are subject of the various administrative enforcement proceedings described herein. Among other things, the Bank has hired a chief financial officer, appointed a chief operating officer, enhanced its policies and procedures, conducted extensive Bank Secrecy Act training, revised its capital plan to include recommendations contained in the report of examination received in February 2001, enhanced its credit analysis function, and reduced exposure in emerging markets. Management is currently in the process of revising its capital plan to take into consideration the operating results for the period ended June 30, 2001.

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

DIVIDEND RESTRICTIONS -- On March 30, 2001, the Company was advised by the Federal Reserve Bank of Atlanta (the "FRB"), its primary regulator, that the Company and Hamilton Capital Trust should not pay any dividends, distributions or debt payments without the prior approval of the FRB. The Company obtained approval from the FRB to pay the dividend payable on April 2, 2001, amounting to approximately $309,000, on the Series A Beneficial Unsecured Securities (the "Trust Preferred Securities") issued by Hamilton Capital Trust I (the "Trust"). There can be no assurance that the FRB will approve any future payments. The Company will not seek such approval and will not pay dividends on the Trust Preferred until the Company's financial condition improves. Pursuant to the documents governing the Trust Preferred Securities, the Company and the Trust have the right, under certain conditions, to defer dividend payments for up to 20 consecutive quarters. Any payments deferred in this manner will continue to accumulate. Pursuant to this right, the Company and the Trust have deferred payment of the dividend otherwise payable on July 2, 2001 amounting to approximately $309,000 and, until further notice, expect to defer future payments.

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

The Company's" asset and liability management process is utilized to manage interest rate risk through the structuring of balance sheet and off-balance sheet portfolios. It is the strategy of the Company to maintain as neutral an interest rate risk position as possible. By utilizing this strategy, the Company "locks in" a spread between interest earning assets and interest-bearing liabilities. Given the matching strategy of the Company and the fact that it does not maintain significant medium and/or long-term exposure positions, the Company's"interest rate risk will be measured and quantified through an interest rate sensitivity report. An excess of assets or liabilities over these matched items results in a gap or mismatch. A positive gap denotes asset sensitivity and normally means that an income increase in interest rates would have a positive effect on net interest income, while a decline in interest rates would have a negative effect on net interest income. On the other hand, a negative gap denotes liability sensitivity and normally means that a decline in interest rates would have a positive effect on net interest income, while an increase in interest rates would have a negative effect on net interest income. However, because different types of assets and liabilities with similar maturities may reprice at different rates or may otherwise react differently to changes in overall market rates or conditions, changes in prevailing interest rates may not necessarily have such effects on net interest income.

The Interest Rate Sensitivity Report as of June 30, 2001 shows that interest earning assets maturing or repricing within one year exceed interest bearing liabilities by $216.7 million.

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

RESULTS OF OPERATIONS-SIX MONTHS

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds. It constitutes the Company's principal source of income. Net interest income decreased to $20.6 million for the six months ended June 30, 2001 from $32.9 million for the same period in 2000, a 37.6 percent decrease. The decrease was due largely to a decrease in the net interest margin resulting from a lower yield on earning assets, and a higher cost of interest bearing liabilities. Net interest margin decreased to 2.47 percent for the six months ended June 30, 2001 from 4.01 percent for the same period in 2000, a 155 basis point decrease. The average yield on loans, which represents the Company's largest component of earning assets, declined from 9.53% in 2000 to 8.80% in 2001, primarily due to lower market rates and a higher level on nonaccrual assets. The yield on investments and time deposits with banks declined from 8.14% to 6.11%, also due to lower market rates. Also, a greater portion of this component was held in investment securities in lieu of higher yielding time deposits in connection with capital ratio management strategies as a result of regulatory requirements. The overall yield on earning assets declined from 9.15% to 8.11%. Average earning assets increased to $1.659 billion for the six months ended June 30, 2001 from $1.626 billion for the same period in 2000, a 2.0 percent increase. Average loans and acceptances discounted increased to $1.232 billion for the six months ended June 30, 2001 from $1.182 billion for the same period in 2000, a
4.2 percent increase. The overall increase in loans was largely attributable to domestic commercial real estate loans. Interest income decreased to $67.6 million for the six months ended June 30, 2001 from $75.2 million for the same period in 2000, a 10.1 percent decrease.

The average rate of interest bearing liabilities increased from 5.76% for the six months ended June 30, 2000 to 6.40% for the comparable period of 2001. The increase reflects the impact of certificates of deposits acquired primarily in the second and third quarters of 2000 at rates ranging from 6-7%, for terms of 24 months and greater. As a percentage of average earning assets, interest cost increased from 5.14% in 2000 to 5.64% in 2001. Interest expense increased to $47.1 million for the six months ended June 30, 2001 from $42.3 million for the same period in 2000, an 11.3 percent increase. Average interest-bearing deposits increased to $1.442 billion for the six months ended June 30, 2001 from $1.426 billion for the same period in 2000, a 1.2 percent increase.

                           YIELDS EARNED AND RATE PAID


                                                                                FOR THE SIX MONTHS ENDED
                                                    -------------------------------------------------------------------------------
                                                               JUNE 30, 2001                             JUNE 30, 2000
                                                    -------------------------------------     -------------------------------------
                                                       AVERAGE     REVENUE/      YIELD/          AVERAGE     REVENUE/      YIELD/
                                                       BALANCE     EXPENSE        RATE           BALANCE     EXPENSE        RATE
                                                    -------------------------------------     -------------------------------------
TOTAL EARNING ASSETS
LOANS:
    Commercial loans                                     $962,328    $41,741       8.63%         $1,058,511    $50,519       9.44%
    Commercial real estate loans                          122,266      5,287       8.60%                  0          0          0%
    Acceptances Discounted                                139,051      6,744       9.65%            114,067      5,455       9.46%
    Overdraft                                               6,311        651      20.52%              7,475        878      23.23%
    Mortgage loans                                          1,739         69       7.89%              2,108         85       7.98%
                                                    -------------------------                 -------------------------
TOTAL LOANS                                             1,231,695     54,492       8.80%          1,182,161     56,937       9.53%
                                                    -------------------------                 -------------------------
Time Deposit with Banks                                    69,513      3,003       8.60%            153,161      7,278       9.40%
Investments                                               310,941      8,951       5.72%            239,577      9,466       7.82%
Federal funds sold                                         47,198      1,176       4.96%             51,137      1,518       5.87%
                                                    -------------------------                 -------------------------
     Total Investments and Time Deposit with Banks        427,652     13,130       6.11%            443,875     18,262       8.14%
                                                    -------------------------                 -------------------------
Total Interest Earning assets                           1,659,347     67,622       8.11%          1,626,036     75,199       9.15%
                                                                  -----------                               -----------
Total non interest earning assets                          27,716                                    72,614
                                                    --------------                            --------------
TOTAL ASSETS                                           $1,687,063                                $1,698,650
                                                    ==============                            ==============
INTEREST BEARING LIABILITIES

DEPOSITS:
    NOW and savings accounts                              $20,034        245       2.43%            $21,916        265       2.39%
    Money Market                                           46,310      1,201       5.16%             44,817      1,310       5.78%
    Presidential Money Market                              68,765      1,684       4.87%             68,578      1,921       5.54%
    Certificate of Deposits (including IRA)             1,260,409     42,106       6.64%          1,217,235     35,794       5.82%
    Time Deposits from Banks (IBF)                         46,901      1,025       4.35%             73,056      1,975       5.35%
                                                    -------------------------                 -------------------------
TOTAL DEPOSITS                                          1,442,419     46,261       6.38%          1,425,602     41,265       5.73%
Trust preferred securities                                 12,650        617       9.75%             12,650        617       9.75%
Securities sold under agreements to repurchase              8,167        186       4.51%             14,474        390       5.33%
Federal Funds Purchased                                        55          1       5.12%                 27          1       5.97%
                                                    -------------------------                 -------------------------
Total interest bearing liabilities                      1,463,291     47,065       6.40%          1,452,753     42,273       5.76%
                                                    -------------------------                 -------------------------
Non interest bearing liabilities
    Demand Deposits                                        85,006                                    78,032
    Other Liabilities                                      37,370                                    56,076
                                                    --------------                            --------------
Total non interest bearing liabilities                    122,376                                   134,108
                                                    --------------                            --------------
Stockholders' equity                                      101,396                                   111,789
                                                    --------------                            --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $1,687,063                                $1,698,650
                                                    ==============                            ==============
NET INTEREST INCOME/NET INTEREST SPREAD                              $20,557       1.71%                       $32,926       3.39%
                                                                  ===========   =========                   ===========   =========
MARGIN

INTEREST INCOME/INTEREST EARNING ASSETS                                            8.11%                                     9.15%
INTEREST EXPENSE/INTEREST EARNING ASSETS                                           5.64%                                     5.14%
                                                                                ---------                                 ---------
    NET INTEREST MARGIN                                                            2.47%                                     4.01%
                                                                                =========                                 =========


PROVISIONS FOR CREDIT LOSSES AND TRANSFER RISK

The Company's provision for credit losses increased to $33 million for the six months ended June 30, 2001 from $750 thousand for the same period in 2000. During the second quarter of 2001, management assessed the collection probabilities of loans previously placed on nonaccrual status and determined to charge off approximately $20.4 million of such loans, resulting in a need to increase the allowance for loan losses related to these loans by approximately $9.7 million during the second quarter. Additionally, the circumstances of approximately $13.3 million in loans previously not on nonaccrual status changed significantly, leading to a determination to charge these items off. These charges-off required an addition to the allowance of approximately $11.5 million. In addition provisions of approximately $9 million were recorded based on the evaluation of problem-graded assets as of June 30, 2001. The provision for the periods represents the amount management deemed necessary to maintain the allowance for credit losses at an adequate level. In establishing the amount of provision for credit losses, management considers various factors, as discussed under "Credit Quality Review."

During the six months of 2000, the provision for transfer risk was $3.6 million, as a result of $6.2 million of Ecuadorian loans initially becoming subject to a 90% ATTR requirement. The resulting provision for transfer risk of $5.6 million was offset by pay downs during the period, which reduced the net provision to $3.6 million. In the six months of 2001, the provision for transfer risk was $3.1 million.

See "Credit Quality Review" for more discussion of the allowance for credit losses and ATRR.

NON-INTEREST INCOME

Non-interest income decreased from $8.0 million for the six months ended June 30, 2000 compared to $3.5 million for the same period in 2001. The 2001 period included the write off of an equity investment in a foreign bank of $1.2 million due to a deteriorating trend in the financial condition of the investee bank. During the first six months of 2000, the Company recognized investment gains of $2.7 million. This change in the results of securities transaction account for the majority of the decrease in non-interest income.

The following table sets forth details regarding the components of non-interest income for the periods indicated.

NON-INTEREST INCOME
(Dollars in thousands)


                                           FOR THE SIX MONTHS ENDED JUNE 30,
                                      --------------------------------------------
                                                      2000 TO 2001
                                         2001        PERCENT CHANGE      2000
                                      ------------   --------------  -------------
Trade finance fees and commissions        $ 3,410         -20.4%          $ 4,284
Customer service fees                         732         -13.8%              849
Gain (loss) on securities transactions       (778)       -128.9%            2,691
Other                                         155         -15.3%              183
                                      ------------   ------------    -------------
Total non-interest income                 $ 3,519         -56.1%          $ 8,007
                                      ============   ============    =============



OPERATING EXPENSES

Operating expenses increased to $20.0 million for the six months ended June 30, 2001 from $17.1 million for the same period in 2000, a 17.0 percent increase. Employee compensation and benefits increased approximately 26 percent due to new staff, primarily at the management level. Audit and examination costs increased approximately 357 percent due to costs incurred to address regulatory and financial reporting matters. Additionally, as a result of supervisory concern, the Bank's risk category dropped for deposit insurance purposes resulting in higher deposit insurance assessments. The Company's efficiency ratio increased to 83.3 percent for the six month period ended June 30, 2001 from 41.2 percent for the same period in 2000.

The following table sets forth details regarding the components of operating expenses for the periods indicated.

OPERATING EXPENSES
(Dollars in thousands)

                                          FOR THE SIX MONTHS ENDED JUNE 30,
                                      ------------------------------------------
                                                      2000 TO 2001
                                          2001       PERCENT CHANGE    2000
                                      -------------  -------------- ------------
Employee compensation and benefits         $ 8,288         25.2%        $ 6,619
Occupancy and equipment                      2,294         -6.4%          2,452
Legal Expenses                               1,933         77.0%          1,092
Audit and Examination                        1,822        357.8%            398
FDIC Insurance                               1,369        275.1%            365
Other losses & charge-offs                     859        -66.7%          2,581
Other operating expenses                     3,478         17.2%          3,628
                                      -------------  ------------   ------------
Total operating expenses                  $ 20,043         17.0%       $ 17,135
                                      =============  ============   ============



QUARTER OVERVIEW

The Company's operating results for the three months, ended June 30, 2001 compared to the three months ended June 30, 2001 were primarily influenced by the provision for credit losses recorded in 2001. For the 2001 period the provision for credit losses was $30 million, compared to none for 2000. In addition, trends in net interest income for the six months ended June 30, 2001, as discussed above, were also applicable to the three-month period. Primarily as a result of these factors, the Company reported a consolidated net loss of $24.7 million for the three months ended June 30, 2001, compared to consolidated net income of $7.1 million in 2000.

RESULTS OF OPERATIONS - SECOND QUARTER

Net interest income decreased to $8.4 million for the quarter ended June 30, 2001 from $16.2 million for the same period in 2000, a 47.9 percent decrease. This decrease was due primarily to the drop in net interest margin which decreased by 182 basis points to 2.08 percent for the quarter ended June 30, 2001, from 3.90 percent for the same period in 2000. In addition, average earning assets decreased 2.4 percent to $1.604 billion, from $1.642 billion for the same period in 2000. Although average loans increased to $1.233 billion from $1.122 billion for the same period in 2000, the rate earned on loans decreased 128 basis points due to the increased level of nonaccruing loans discussed earlier. Average investments decreased by approximately $58 million to $266.1 million and the rate earned on investments and time deposits with banks also decreased by 262 basis points as the Company has turned more to domestic, lower yielding investments. Interest income decreased to $31.2 million for the quarter ended June 30, 2001 from $38.0 for the same period in 1999, a 17.9 percent decrease.

Interest expense increased to $22.8 million, an increase of 4.4 percent when compared to the same period in 2000. Average interest bearing liabilities decreased by 3.8 percent to $1.409 billion when compared to the same period in 2000. The increase in average interest bearing deposits was primarily in time deposits with Banks. In addition, the yield paid on interest bearing liabilities increased by 50 basis points to 6.39 percent for the three months ended June 30, 2001 when compared to the same period in 2000.

                           YIELDS EARNED AND RATE PAID


                                                                           FOR THE QUARTER ENDED
                                                  -----------------------------------------------------------------------
                                                            JUNE 30, 2001                        JUNE 30, 2000
                                                  ----------------------------------   ----------------------------------
                                                    AVERAGE    REVENUE/     YIELD/       AVERAGE     REVENUE/    YIELD/
                                                    BALANCE     EXPENSE      RATE        BALANCE     EXPENSE      RATE
                                                  ----------------------------------   ----------------------------------
TOTAL EARNING ASSETS
LOANS:
    Commercial loans                                  $950,772   $19,657      8.18%        $996,724    $24,065     9.66%
    Commercial Real Estate Loans                      $141,177    $3,006      8.42%            N.A.       N.A.     0.00%
    Acceptances Discounted                             136,359     3,124      9.06%         113,569      2,733     9.52%
    Overdraft                                            3,445       248     28.48%           9,191        491    21.13%
    Mortgage loans                                       1,713        34      7.85%           2,089         42     7.95%
                                                  -----------------------              ------------------------
TOTAL LOANS                                          1,233,466    26,069      8.36%       1,121,573     27,331     9.64%
                                                  -----------------------              ------------------------
Time Deposit with Banks                                 57,381     1,048      7.23%         144,214      3,437     9.43%
Investments                                            266,079     3,576      5.32%         324,218      6,414     7.83%
Federal funds sold                                      46,799       501      4.24%          52,386        815     6.15%
                                                  -----------------------              ------------------------
     Total Investments and Time Deposit with Banks     370,259     5,125      5.48%         520,818     10,666     8.10%
                                                  -----------------------              ------------------------
Total Interest Earning assets                        1,603,725    31,194      7.69%       1,642,391     37,997     9.15%
                                                               ----------                           -----------
Total non interest earning assets                       14,610                               69,992
                                                  -------------                        -------------
TOTAL ASSETS                                        $1,618,335                           $1,712,383
                                                  =============                        =============
INTEREST BEARING LIABILITIES

DEPOSITS:
    NOW and savings accounts                           $20,340       127      2.47%         $21,663        133     2.43%
    Money Market                                        45,783       525      4.54%          45,578        680     5.90%
    Presidential Money Market                           69,009       755      4.33%          71,577      1,015     5.61%
    Certificate of Deposits (including IRA)          1,215,117    20,606      6.71%       1,218,136     18,301     5.94%
    Time Deposits from Banks (IBF)                      39,840       378      3.75%          77,648      1,113     5.67%
                                                  -----------------------              ------------------------
TOTAL DEPOSITS                                       1,390,089    22,391      6.37%       1,434,602     21,242     5.86%
Trust preferred securities                              12,650       308      9.74%          12,650        308     9.74%
Securities sold under agreements to repurchase           5,899        55      3.69%          17,696        248     5.54%
Federal Funds Purchased                                     55         1      4.56%              --         --     0.00%
                                                  -----------------------              ------------------------
Total interest bearing liabilities                   1,408,693    22,755      6.39%       1,464,948     21,798     5.89%
                                                  -----------------------              ------------------------
Non interest bearing liabilities
    Demand Deposits                                     84,649                               74,893
    Other Liabilities                                   27,318                               59,691
                                                  -------------                        -------------
Total non interest bearing liabilities                 111,967                              134,584
Stockholders' equity                                    97,675                              112,851
                                                  -------------                        -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $1,618,335                           $1,712,383
                                                  =============                        =============
NET INTEREST INCOME/NET INTEREST SPREAD                           $8,439      1.30%                    $16,199     3.26%
                                                               ==========                           ===========
MARGIN

INTEREST INCOME/INTEREST EARNING ASSETS                                       7.69%                                9.15%
INTEREST EXPENSE/INTEREST EARNING ASSETS                                      5.61%                                5.25%
                                                                            --------                             --------
    NET INTEREST MARGIN                                                       2.08%                                3.90%
                                                                            ========                             ========


N.A. -- NOT AVAILABLE FOR THE 2000 PERIOD.

PROVISIONS FOR CREDIT LOSSES AND TRANSFER RISK

The Company's provision for credit losses was $30 million for the three months ended June 30, 2001. The company did not record any provision for credit losses in the same period of 2000. The provision in 2001 results from the substantial increase in loan charge offs in 2001, compared to 2000 and the increase in non-performing loans. See "Credit Quality Review" for additional discussion of the allowance for loan losses. The provision for the periods represents the amount management deemed necessary to maintain the allowance for credit losses at an adequate level. In establishing the amount of provision for credit losses, management considers various factors, as discussed under "Credit Quality Review."

The provision for transfer risk was $4.3 million for the three months ended June 30, 2001, compared to $363,000 in 2000. The 2001 amount includes the impact of approximately $6.2 million of Ecuadorian exposure initially becoming subject to a 90% ATRR requirement, net of repayments received on other Ecuadorian exposure during the period.

NON-INTEREST INCOME

Non-interest income decreased by 79.2 percent to $820,000 for the three months ended June 30, 2001 compared to $3.9 million for the same period in 2000. This decrease is primarily attributable to a write off of an equity investment in foreign bank of $1.2 million. The write off was due to a deteriorating trend in the financial condition of the investee bank. During the second quarter of 2000, the Company recognized gains on securities transactions of $1.3 million.

The following table sets forth details regarding the components of non-interest income for the periods indicated.

NON-INTEREST INCOME
(Dollars in thousands)

                                        FOR THE THREE MONTHS ENDED JUNE 30,
                                     -------------------------------------------
                                                      2000 TO 2001
                                        2001         PERCENT CHANGE    2000
                                     ------------    -------------  ------------
Trade finance fees and commissions       $ 1,485           -28.2%       $ 2,067
Customer service fees                        353           -21.4%           449
Gain (loss) on securities transaction     (1,124)         -183.7%         1,343
Other                                        106            23.3%            86
                                     ------------    -------------  ------------
Total non-interest income                  $ 820           -79.2%       $ 3,945
                                     ============    =============  ============



OPERATING EXPENSES

Operating expenses increased to $11.0 million for the quarter ended June 30, 2001 from $8.4 million for the same period in 2000 an increase of 30.0 percent. Employee compensation and benefits increased approximately 22 percent due to new staff, primarily at the management level. The 2001 period also includes approximately $500,000 in severance costs related to the termination of the employment agreement with a former executive. Audit and examination costs increased approximately 683 percent due to costs incurred to address regulatory and financial reporting matters. Additionally, as a result of supervisory concern, the Bank's risk category dropped for deposit insurance purposes, resulting in higher deposit insurance assessments.

OPERATING EXPENSES
(Dollars in thousands)


                                           FOR THE THREE MONTHS ENDED JUNE 30,
                                      ----------------------------------------------
                                                      2000 TO 2001
                                          2001       PERCENT CHANGE        2000
                                      -------------  ---------------   -------------
Employee compensation and benefits         $ 4,467            22.2%         $ 3,656
Occupancy and equipment                      1,105            -4.2%           1,154
Other losses and charge offs                   842            -5.5%             891
FDIC Insurance                                 703           288.4%             181
Legal                                          881            48.8%             592
Audit and examination                        1,261           683.2%             161
Other operating expenses                     1,726            -4.9%           1,814
                                      -------------  ---------------   -------------
Total operating expenses                  $ 10,985            30.0%         $ 8,449
                                      =============  ===============   =============

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Six class action lawsuits were filed against the Company in the United States District Court for the Southern District of Florida between January 12 and March 9, 2001. These cases were styled:

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

         3.       MALCOLM K. SMITH V. HAMILTON BANCORP, INC., Case No. 01-0669;

         4.       ZORBA LIEBERMAN V. HAMILTON BANCORP, INC., Case No. 01-0938;

         5.       HERBERT SILVERMAN V. HAMILTON BANCORP, INC., Case No. 01-932;
                  and

         6. TRUST ADVISORY EQUITY PLUS, LLC V. HAMILTON BANCORP, INC., Case No. 01-0375.

The six cases have now been consolidated into a single putative class action lawsuit styled IN RE HAMILTON BANCORP, INC. SECURITIES LITIGATION, Case No. 01-156, and lead plaintiffs have been appointed. On June 22, 2001 the plaintiffs filed a 145-page Consolidated Amended Class Action Complaint ("consolidated complaint") in the consolidated lawsuit. The Company's response to the consolidated complaint is not yet due, and no discovery has taken place.

         The case been brought purportedly on behalf of all persons who purchased or otherwise acquired common stock of the Company between April 21, 1998 and June 8, 2001, and on behalf of all purchasers of Hamilton Capital Trust I, series A shares on or traceable to the December 28, 1998 public offering of those shares. The case seeks to pursue remedies under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 ("Securities Act") and Sections 10(b) and 20 of the Securities Exchange Act of 1934 ("Exchange Act").

         In general, the consolidated complaint alleges that the defendants made false and misleading statements and omissions during the alleged class period with respect to, INTER ALIA, the Company's financial condition, net income, earnings per share, internal controls, underwriting of loan transactions, accounting for certain financial transactions as independent transactions, the credit quality of the Company's loan portfolio (including loan reserves and uncollectible loans), credit loss reserves, investigation and orders by the Office of the Comptroller of the Currency, and reporting in accordance with GAAP and related standards, in press releases, Forms 10-Q filed on May 14, 1998, August 14, 1998, November 16, 1998, May 17, 1999, August 16, 1999, November 10,
1999, May 16, 2000, August 14, 2000, and November 28, 2000, Forms 10-Q/A filed on December 26, 2000, a Form 12B-25 filed on November 14, 2000, and Forms 10-K filed on March 31, 1999 and April 14, 2000; and a December 1998 Registration Statement and Prospectus for series A shares of Hamilton Capital Trust I.

         In Counts I, II, and III of the consolidated complaint, plaintiffs allege that the Registration Statement and Prospectus issued in connection with the December 28, 1998 offering of series A shares of Hamilton Capital Trust I misrepresented and omitted material facts in that, INTER ALIA, the Registration Statement and Prospectus failed to disclose the Company's alleged lack of internal controls and regulatory violations, and incorporated financial statements (including Forms 10-Q for the quarters ended March 31, 1998, June 30, 1998 and September 30, 1998) that were allegedly false and misleading in violation of GAAP. Count I seeks relief under Section 11 of the Securities Act against the Company, Eduardo Masferrer, J. Carlos Bernace, Raymond James & Associates, and CIBC Oppenheimer. Count II seeks relief under Section 12(a)(2) of the Securities Act against the Company, Eduardo Masferrer, J. Carlos Bernace, Raymond James & Associates, and CIBC Oppenheimer. Count III seeks relief under
Section 15 of the Securities Act against Eduardo Masferrer and J. Carlos
Bernace.

         In Counts IV and V of the consolidated complaint, plaintiffs allege that the defendants engaged in a scheme to artificially inflate and maintain the price of the Company's common stock throughout the class period through the alleged misrepresentations and omissions described above, allegedly including, among other things, failing to properly recognize uncollectible loans; selling loans at a price above market value and simultaneously, or in close proximity to, purchasing and booking "different" securities at a greater price than market value; failing to maintain adequate internal controls for the sale and purchase of securities; and failing to properly review loan applications. Count IV seeks relief under Section 10(b) of the Exchange Act against the Company, Eduardo Masferrer, Maria Ferrer-Diaz, John M.R. Jacobs, J. Carlos Bernace, and Deloitte and Touche LLP. Count V seeks relief under Section 20 of the Exchange Act against Eduardo Masferrer, Maria Ferrer-Diaz, John M.R. Jacobs, and J. Carlos Bernace.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2001                    Hamilton Bancorp Inc.


                                          /s/ J. Carlos Bernace
                                          ------------------------------------
                                          J. Carlos Bernace
                                          Executive Vice President


                                          /s/ Lucious T. Harris
                                          ------------------------------------
                                          Lucious T. Harris
                                          Executive Vice President and
                                          Chief Financial Officer

EXHIBIT 1

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                    CALCULATION OF EARNINGS (LOSS) PER SHARE
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                    -------------------------------       -------------------------------
                                                         2001               2000               2001               2000
                                                    ------------        -----------       ------------        -----------
Basic:
Weighted average number of common shares
    outstanding                                       10,081,147         10,081,147         10,081,147         10,081,147
Net income (loss)                                   $    (24,719)       $     7,120       $    (22,181)       $    12,536
Basic earnings (loss) per share                     $      (2.45)       $      0.71       $      (2.20)       $      1.24

Diluted:
Weighted average number of common shares
     outstanding                                      10,081,147         10,081,147         10,081,147         10,081,147
Potential common shares outstanding - options                 --            149,168                 --            144,691
                                                    ------------        -----------       ------------        -----------
Total common and potential common shares
    outstanding                                       10,081,147         10,230,315         10,081,147         10,225,838
Net income (loss)                                   $    (24,719)       $     7,120       $    (22,181)       $    12,536
Diluted earnings (loss) per share                   $      (2.45)       $      0.70       $      (2.20)       $      1.23



