Form 10-Q
period 2001-09-30
HAMILTON BANCORP INC
filed 2001-11-19
CIK 894172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2001

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the transition period from               to
                                        --------------  --------------

                         Commission file number: 0-20960

                              HAMILTON BANCORP INC.
             (Exact Name of Registrant as Specified in Its Charter)

                    FLORIDA                             65-0149935
          (State or Other Jurisdiction of             (I.R.S. Employer
           Incorporation or Organization)            Identification No.)

       3750 N.W. 87TH AVENUE, MIAMI, FLORIDA                33178
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

                                 Yes [X] No []

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

                                 Yes [ ] No []

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------

We have reviewed the accompanying consolidated statements of condition of Hamilton Bancorp Inc. and Subsidiaries (the "Company") as of September 30, 2001, and the related consolidated statements of operations for the three and nine month periods then ended and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for the nine month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for it to be in conformity with accounting principles generally accepted in the United States.

As more fully discussed in Note 2, the Office of the Comptroller of the Currency ("OCC") is currently in the final stages of conducting a safety and soundness examination of Hamilton Bank, N.A. (the "Bank"). In connection with this examination, the OCC orally advised the Bank of preliminary findings that the Bank may need to increase its allowance for loan losses reported in the Bank's Call Report as of June 30, 2001 by up to $11 million. Should the Bank be required to amend its June 30, 2001 Call Report as previously mentioned, the Company will also amend its consolidated financial statements included in Form 10-Q for the quarters ended June 30 and September 30, 2001. The estimated effect of any such adjustment would be to increase the consolidated net loss reported for the quarter ended June 30, 2001 by up to $11 million, from $24.7 million ($2.45 per share) to $35.7 million ($3.54 per share). The net loss for the quarter ended September 30, 2001 of $6.2 million ($.61 per share) would change to an estimated net income of $5 million ($.50 per share).

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In addition to the above, the Bank is currently subject to considerable regulatory actions, as more fully disclosed in Note 2. The resolution of these matters as well as the uncertainty of what specific actions the regulators might take raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include the adjustments, if any, that might have been required had the outcome of the above mentioned uncertainties been known, or any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that may be necessary should the Company be unable to continue as a going concern.

                                            KAUFMAN, ROSSIN & CO., P.A.



Miami, Florida
November 16, 2001

ITEM 1

                          PART I. FINANCIAL INFORMATION
                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                                    Unaudited
                             (Dollars in thousands)

                                                                                                 September 30,       December 31,
                                                                                                 -------------       ------------
                                                                                                      2001                2000
                                                                                                 ------------        ------------
                                                              ASSETS
CASH AND DEMAND DEPOSITS WITH OTHER BANKS                                                         $    15,206         $   125,330
FEDERAL FUNDS SOLD                                                                                     38,805               4,266
                                                                                                  -----------         -----------
      Total cash and cash equivalents                                                                  54,011             129,596
                                                                                                  -----------         -----------

INTEREST EARNING DEPOSITS WITH OTHER BANKS                                                             26,375             109,989
                                                                                                  -----------         -----------
SECURITIES AVAILABLE FOR SALE                                                                         347,389             255,337
                                                                                                  -----------         -----------

LOANS-NET OF UNEARNED INCOME                                                                          957,493           1,227,880
LESS: ALLOWANCE FOR CREDIT LOSSES                                                                     (51,862)            (43,067)
LESS: ALLOWANCE FOR TRANSFER RISK                                                                        (130)            (36,607)
                                                                                                  -----------         -----------
LOANS-NET                                                                                             905,501           1,148,206
                                                                                                  -----------         -----------

DUE FROM CUSTOMERS ON BANKERS ACCEPTANCES                                                              14,880              31,544
DUE FROM CUSTOMERS ON DEFERRED PAYMENT LETTERS OF CREDIT                                                2,379                 997
PROPERTY AND EQUIPMENT-NET                                                                              3,921               4,471
ACCRUED INTEREST RECEIVABLE                                                                            10,009              15,606
DEFERRED TAX ASSETS                                                                                    30,072              22,002
GOODWILL-NET                                                                                            1,518               1,483
OTHER ASSETS                                                                                           15,209              22,428
                                                                                                  -----------         -----------
TOTAL                                                                                             $ 1,411,264         $ 1,741,659
                                                                                                  ===========         ===========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                                                          $ 1,298,186         $ 1,568,031
TRUST PREFERRED SECURITIES                                                                             12,650              12,650
SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE                                                              --              14,300
BANKERS ACCEPTANCES OUTSTANDING                                                                        14,880              31,544
DEFERRED PAYMENT LETTERS OF CREDIT OUTSTANDING                                                          2,379                 997
OTHER LIABILITIES                                                                                       8,347              11,642
                                                                                                  -----------         -----------
     Total liabilities                                                                              1,336,442           1,639,164
                                                                                                  -----------         -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 75,000,000 shares authorized, 10,081,147 shares
       issued and outstanding at September 30, 2001 and December 31, 2000                                 101                 101
     Capital surplus                                                                                   60,702              60,702
     Retained earnings                                                                                 13,807              42,151
     Accumulated other comprehensive loss                                                                 212                (459)
                                                                                                  -----------         -----------
     Total stockholders' equity                                                                        74,822             102,495
                                                                                                  -----------         -----------
TOTAL                                                                                             $ 1,411,264         $ 1,741,659
                                                                                                  ===========         ===========

See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollars in thousands except per share data) (Unaudited)

                                                                       Three Months Ended                  Nine Months Ended
                                                                  -----------------------------       -----------------------------
                                                                          September 30,                       September 30,
                                                                  -----------------------------       -----------------------------
                                                                      2001             2000               2001              2000
                                                                  -----------       -----------       -----------       -----------
INTEREST INCOME:
  Loans, including fees                                           $    20,226       $    29,098       $    74,718       $    86,035
  Deposits with other banks                                               523             2,884             3,527            10,162
  Investment securities                                                 3,124             6,641            12,075            16,107
  Federal funds sold                                                      751               731             1,927             2,249
                                                                  -----------       -----------       -----------       -----------
    Total                                                              24,624            39,354            92,247           114,553
                                                                  -----------       -----------       -----------       -----------
INTEREST EXPENSE:
  Deposits                                                             19,801            22,341            66,059            63,608
  Trust preferred securities                                              308               308               925               925
  Federal funds purchased and securities sold under
         agreements to repurchase                                          --               299               191               688
                                                                  -----------       -----------       -----------       -----------
     Total                                                             20,109            22,948            67,175            65,221
                                                                  -----------       -----------       -----------       -----------
NET INTEREST INCOME                                                     4,515            16,406            25,072            49,332
PROVISION FOR CREDIT LOSSES                                            15,600            32,500            48,600            33,250
PROVISION FOR (RECOVERY OF) TRANSFER RISK                             (14,217)            4,768           (11,108)            8,379
                                                                  -----------       -----------       -----------       -----------
NET INTEREST INCOME (LOSS) AFTER PROVISION                              3,132           (20,862)          (12,420)            7,703
                                                                  -----------       -----------       -----------       -----------
NON-INTEREST INCOME:
  Trade finance fees and commissions                                    1,513             1,882             4,923             6,167
  Customer service fees                                                   349               363             1,081             1,212
  Net gain (loss) on securities transactions                               --             1,116              (773)            3,808
  Other                                                                   949               124             1,100               306
                                                                  -----------       -----------       -----------       -----------
     Total                                                              2,811             3,485             6,331            11,493
                                                                  -----------       -----------       -----------       -----------
OPERATING EXPENSES:
  Employee compensation and benefits                                    3,800             3,514            12,088            10,132
  Occupancy and equipment                                               1,190             1,217             3,484             3,670
  Other                                                                 7,121             8,478            16,578            16,542
                                                                  -----------       -----------       -----------       -----------
     Total                                                             12,111            13,209            32,150            30,344
                                                                  -----------       -----------       -----------       -----------
 LOSS BEFORE TAXES                                                     (6,168)          (30,586)          (38,239)          (11,148)
PROVISION FOR (BENEFIT FROM) INCOME TAXES                                  --           (12,712)           (9,895)           (5,811)
                                                                  -----------       -----------       -----------       -----------
NET LOSS                                                          $    (6,168)      $   (17,874)      $   (28,344)      $    (5,337)
                                                                  ===========       ===========       ===========       ===========
NET LOSS PER COMMON SHARE:
     BASIC AND DILUTED                                            $     (0.61)      $     (1.77)      $     (2.81)      $     (0.53)
                                                                  ===========       ===========       ===========       ===========
AVERAGE SHARES OUTSTANDING:
     BASIC AND DILUTED                                             10,081,147        10,081,147        10,081,147        10,081,147
                                                                  ===========       ===========       ===========       ===========

See accompanying notes to consolidated financial statements.

                       HAMILTON BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                             (In thousands) (Unaudited)

                                                                                       Three Months Ended       Nine Months Ended
                                                                                          September 30,           September 30,
                                                                                        2001        2000         2001        2000
                                                                                      -------     --------     --------     -------
NET LOSS                                                                              $(6,168)     (17,874)    $(28,344)    $(5,337)

OTHER COMPREHENSIVE INCOME (LOSS), Net of tax:
   Net change in unrealized loss on securities available for sale during period           486       (1,566)         756          91
   Less:  Reclassification adjustment on realized gain on sale of assets                            (2,245)         (85)     (3,439)
   Less:  Reclassification adjustment for write off a foreign bank stock                             1,236                    1,508

                                                                                      -------     --------     --------     -------
                Total                                                                     486       (2,575)         671      (1,840)
                                                                                      -------     --------     --------     -------

COMPREHENSIVE LOSS                                                                    $(5,682)    $(20,449)    $(27,673)    $(7,177)
                                                                                      =======     ========     ========     =======

See accompanying notes to consolidated financial statements

                      HAMILTON BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              (Dollars in thousands, except share data) (Unaudited)

                                                                                                        Accumulated
                                                       Common Stock                                        Other          Total
                                                  ----------------------      Capital      Retained    Comprehensive   Stockholders'
                                                    Shares        Amount      Surplus      Earnings     Income (Loss)     Equity
                                                  ----------      ------     -------      --------     --------------  -------------
Balance, December 31, 2000                        10,081,147       $101       $60,702       $42,151         $(459)       $ 102,495

Net change in unrealized loss on
  securities available for sale, net of taxes                                                                 671              671

Net loss for the nine months ended
  September 30, 2001                                                                        (28,344)                       (28,344)
                                                  ----------       ----       -------       -------         -----         --------

Balance as of September 30, 2001                  10,081,147       $101       $60,702       $13,807         $ 212         $ 74,822
                                                  ==========       ====       =======       =======         =====         ========

See accompanying notes to consolidated financial statements.

                     HAMILTON BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in thousands) (Unaudited)

                                                                                                     For Nine Months Ended
                                                                                                 -----------------------------
                                                                                                           September 30
                                                                                                     2001               2000
                                                                                                 --------------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                     $   (28,344)        $  (5,337)
       Adjustments to reconcile net loss to net cash provided by operating activities
         Depreciation and amortization                                                                    983             1,110
         Provision for credit losses                                                                   48,600            33,250
         Provision  for (recovery of) transfer risk                                                   (11,108)            8,379
         Deferred tax  benefit                                                                         (9,158)           (5,966)
         Net gain on sale of other real estate owned                                                       (6)              (13)
         Net gain (loss) on sale of investments                                                           778            (3,794)
         Decrease (increase) in accrued interest receivable and other assets                           13,684              (560)
         (Decrease) increase  in other liabilities                                                     (3,295)            5,431
                                                                                                  -----------         ---------
         Net cash provided by operating activities                                                     12,134            32,500
                                                                                                  -----------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in interest-earning deposits with other banks                                            83,615            68,213
     Purchase of securities available for sale                                                     (1,416,112)         (800,021)
     Proceeds from sales and maturities of securities available for sale                            1,321,140           761,647
     Proceeds from sale of other real estate owned                                                         33                 0
     Decrease (increase) in loans-net                                                                 208,063           (74,899)
     Purchases of property and equipment-net                                                             (314)             (454)
                                                                                                  -----------         ---------
         Net cash provided by (used in)investing activities                                           196,425           (45,514)
                                                                                                  -----------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in deposits                                                                         (269,844)           (6,765)
    Payment of other borrowing                                                                        (14,300)                0
                                                                                                  -----------         ---------
    Net cash used in financing activities                                                            (284,144)           (6,765)
                                                                                                  -----------         ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                             (75,585)          (19,779)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                                  129,596            85,110
                                                                                                  -----------         ---------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                                    $    54,011         $  65,331
                                                                                                  ===========         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the period                                                                 $    68,657         $  65,124
                                                                                                  ===========         =========
  Income taxes (refunded) paid during the period, net                                             $   (11,422)        $   7,548
                                                                                                  ===========         =========

See accompanying notes to consolidated financial statements.

                        HAMILTON BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

NOTE 1: BASIS OF PRESENTATION

The consolidated statements of condition for Hamilton Bancorp Inc. and Subsidiaries (the "Company") as of September 30, 2001 and December 31, 2000, the related consolidated statements of operations for the three and nine months ended September 30, 2001, and the related consolidated statements of comprehensive operations, stockholders' equity and cash flows for the nine months ended September 30, 2001 and 2000 included in the Form 10-Q have been prepared by the Company in conformity with the instructions to Form 10-Q and
Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited except for the consolidated statement of condition as of December 31, 2000.

The accounting policies followed for interim financial reporting are consistent with the accounting policies set forth in Note 1 to the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

NOTE 2: REGULATORY MATTERS, GOING CONCERN AND DIVIDEND RESTRICTIONS

REGULATORY MATTERS - The Office of the Comptroller of the Currency ("OCC") is currently in the final stages of conducting a safety and soundness examination of the Bank. The Bank believes the examination will be complete in the fourth quarter of 2001 and an examination report delivered to the Bank. In connection with this examination, in September 2001 the OCC advised the Bank of preliminary findings that the Bank may need to increase its allowance for loan losses reported in the Bank's Call Report as of June 30, 2001 by up to $12.0 million. Recently this amount was changed to $11 million. The potential increase in the allowance resulting from the OCC's preliminary findings include approximately $7.0 million attributable to differences in loan grades assigned by the OCC and the Bank, and approximately $4.0 million attributable to changes in the methodology employed to estimate the allowance for non-graded loans. Although the OCC has not issued its written report containing the final proposed adjustments, the Bank has communicated to the OCC its intent to appeal these findings as to the amount of any additional allowance and the period in which any additional allowance should be recorded. Pending the conclusion of the examination and associated appeal process, the Bank has included approximately $4.2 million in the provision for loan losses for the three months ended September 30, 2001 as a result of loan classifications assigned by the OCC. In addition, as of September 30, 2001, the Bank revised certain processes used in estimating the allowance for loan losses to reflect findings communicated by the OCC. Management believes these actions taken in the third quarter incorporate the preliminary findings of the OCC in the determination of the allowance for loan losses as of September 30, 2001, in all material respects.

Should the Bank be required to amend its June 30, 2001 Call Report as a result of the matter discussed above, the Company will also amend its consolidated financial statements included in Form 10-Q for the quarter ended June 30, 2001. Furthermore, the consolidated financial statements included in this Form 10-Q for the quarter ended September 30, 2001 would be amended to reduce the provision for loan losses recorded in the third quarter of 2001 due to the increased provision recorded in the second quarter of 2001. The estimated effect of any such amendment would be to increase the consolidated net loss reported for the quarter ended June 30, 2001 by up to $11.0 million, from $24.7 million ($2.45 per share) to $35.7 million ($3.54 per share). The net loss for the quarter ended September 30, 2001 of $6.2 million ($.61 per share) would change to estimated net income of $5.0 million ($.50 per share).

In April 2001, the Compensation Committee of the Board of Directors of the Company, after consultation with legal counsel, resolved to terminate the position of several senior officers under and in accordance with their employment agreements with the Company. The Compensation Committee decided that the first such senior officer to be terminated would be a former executive officer who is also the spouse of the chief executive officer of the Company and the Bank. In connection with the termination, the Bank paid approximately $592,000 to the executive pursuant to the terms of the contract regarding termination without cause. The chief executive officer is not a member of the Compensation Committee and therefore he did not vote on this matter. Subsequent to the payment, the OCC advised the Bank that a prior application to the OCC and the Federal Deposit Insurance Corporation ("FDIC") was required due to the Bank's troubled condition. Because no such prior application was made to and approved by the OCC and the FDIC, the OCC and the FDIC further advised the Bank that the severance payment was prohibited under Federal banking regulations. The Bank subsequently made such an application for the above mentioned officers, which was denied by the OCC and the FDIC in September 2001. The OCC and the FDIC have directed the Board of Directors of the Bank to cause restitution to be made to the Bank. The Board is negotiating with the former executive officer to cause restitution to be made to the Bank, but there is no assurance that such negotiations will be successful. If unsuccessful, the OCC has advised the Board that it expects the Board to take appropriate actions to cause restitution to be made. At this time, management is unable to predict the ultimate resolution of this matter or the impact this matter will have on the Company or the Bank.

Insured depository institutions and their holding companies must meet applicable capital guidelines or be subject to a variety of enforcement remedies, including dividend restrictions, the issuance of capital directives, the issuance of cease and desist orders, the imposition of civil money penalties, the termination of deposit insurance by the FDIC or the appointment of a conservator or receiver. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company's 99.8% owned subsidiary, Hamilton Bank, N.A. (the "Bank"), must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Company is subject to risk-based capital and leverage guidelines issued by the Board of Governors of the Federal Reserve System and the Bank is subject to similar guidelines issued by the OCC. These guidelines are used to evaluate capital adequacy and include required minimums.

To be "adequately capitalized" under federal bank regulatory agency definitions, a depository institution must have a Tier 1 ratio of at least 4%, a total ratio of at least 8% and a leverage ratio of at least 4%. As of September 30, 2001, the Bank did not meet all of these minimum percentages. Furthermore, as discussed below, the Bank is subject to a written agreement to maintain specific capital levels in excess of minimum requirements. As of December 31, 2000 and September 30, 2001 the Bank was not in compliance with this agreement. Furthermore, as discussed below, in June 2001, the OCC reclassified the Bank's capital category for certain regulatory purposes to "undercapitalized." The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards.

In February 2000, the OCC initiated a formal administrative action against the Bank alleging various unsafe and unsound practices discovered through an examination of the Bank as of August 23, 1999. On September 8, 2000, the OCC and the Bank settled the administrative action by entering into a cease and desist order by consent (the "September 8 Order"). The September 8 Order required the Bank to comply with, among other things, certain accounting and capital requirements and to make specified reports and filings. Further, pursuant to the September 8 Order, the Bank may declare a dividend only if it is in compliance with the capital levels required by the order and has obtained the prior written approval of the OCC. The September 8 Order also required the Bank to maintain by September 30, 2000 Tier 1, Total and leverage capital ratios of 10%, 12% and 7%, respectively. As of December 31, 2000 and September 30, 2001, the Bank had Tier 1, Total and leverage capital ratios of 9.4%, 10.7% and 6.5%, respectively, and 6.3%, 7.6% and 4.5%, respectively. As a result, the Bank was not in compliance with the capital requirements of the September 8 Order. Failure of the Bank to comply with the terms of the September 8 Order could result in the assessment of civil money penalties, the issuance of an order by a District Court requiring compliance with the September 8 Order, the placing of restrictions on the source of deposits or, in certain circumstances, the appointment of a conservator or receiver. In addition, the FDIC may initiate a termination of insurance proceeding where there has been a violation of an order.

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

The Proposed Amended Order contains provisions that are substantially the same as those contained in the Temporary Order, as well as additional requirements. The additional provisions contained in the Proposed Amended Order would also require the Bank to, among other things, (i) achieve and maintain Tier 1, Total and leverage capital ratios of 12%, 14% and 9%, respectively; (ii) develop, implement and adhere to a three year capital plan acceptable to the OCC; and
(iii) obtain the approval of the OCC with respect to the appointment of new directors and senior officers.

     By letter dated March 28, 2001 (the "PCA Notice"), the OCC notified the Company of its intent to "reclassify" the capital category of the Bank to "undercapitalized" for purposes of Prompt Corrective Action ("PCA") based on the OCC's determination that the Bank is engaging in unsafe and unsound banking practices. On June 13, 2001, following an informal hearing on the OCC's intent to reclassify, the Bank was notified that the OCC rendered a decision and reclassified the Bank's capital category to "undercapitalized" for purposes of PCA. Prior to this reclassification the Bank's capital category for PCA was "adequately capitalized." As a result of the reclassification, the Bank is subject to restrictions on its ability to pay dividends and management fees, and restrictions on asset growth and expansion. Under the September 8 Order, the Bank was previously required to obtain prior approval from the OCC for the payment of any dividends. Additionally, the Bank's waiver from the FDIC authorizing it to accept brokered deposits is no longer applicable, and a new waiver must be obtained from the FDIC prior to the acceptance or renewal of any brokered deposits subsequent to the date of the reclassification. As of September 30, 2001, the Bank held $10 million of brokered deposits, the acquisition of which was initiated in the normal course of business on June 6, 2001, prior to receipt of the notification from the OCC, but which were accepted by the Bank after the notification was received from the OCC. By letter dated June 28, 2001, the FDIC informed the Bank that receipt of these deposits were an apparent violation of regulations regarding brokered deposits. As of November 13, 2001, the Bank has received no further communication from the FDIC on this matter. These deposits will mature on December 17, 2001, at which time the Bank expects to repay them in the normal course of business.

Under PCA, the OCC may impose additional discretionary restrictions by the issuance of a PCA directive, and after the opportunity for a hearing, if the OCC determines that such actions are necessary to help resolve the problems of the Bank at the least possible long term cost to the FDIC. Such additional discretionary restrictions include requiring recapitalization, restricting transactions with affiliates, restricting interest rates paid, further restricting asset growth, restricting activities, improving management and the board by requiring new members or dismissal of existing members, prohibiting deposits from correspondent banks, requiring divestiture of subsidiaries of the Bank (currently the Bank has no subsidiaries) and any other actions the OCC determines will better resolve the problems of the Bank at the least possible long term cost to the deposit insurance fund. Additionally, the Federal Reserve Board (the "FRB") may impose restrictions including requiring prior approval of the FRB for any capital distributions by the Company (the FRB has notified the Company that prior approval is required for any such distributions), requiring divestiture of any affiliate other than an insured depository institution and requiring divestiture of the Bank if the FRB determines that divestiture would improve the Bank's financial condition and future prospects.

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

Management of the Company believes the Company has several means by which to achieve compliance with the prescribed capital requirements of the September 8 Order. Such plans initially provide for reducing the Bank's size through selected asset run-off; the sale of credit risk which effectively decreases the Bank's regulatory capital requirements; targeted loan sales, including the sale of the Ecuador portfolio subject to ATRR, and loan participations to other banks; and shifting assets to liquid investments which decreases regulatory capital requirements. In addition to the ongoing efforts to bring the Bank into compliance with the capital requirements of the September 8 Order, the Bank has taken comprehensive actions to address the matters that have been identified by the OCC and are subject of the various administrative enforcement proceedings described herein. Among other things, the Bank has hired a chief financial officer, enhanced its policies and procedures, conducted extensive Bank Secrecy Act training, revised its capital plan to include recommendations contained in the report of examination received in February 2001, enhanced its credit analysis function and reduced exposure in emerging markets. Management has submitted a revised business and capital plan to the OCC to take into consideration the operating results for the period ended September 30, 2001. The company also appointed a chief operating officer, who subsequently resigned, effective September 30, 2001.

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

DIVIDEND RESTRICTIONS -- On March 30, 2001, the Company was advised by the Federal Reserve Bank of Atlanta (the "FRB"), its primary regulator, that the Company and Hamilton Capital Trust I should not pay any dividends, distributions or debt payments without the prior approval of the FRB. The Company obtained approval from the FRB to pay the dividend payable on April 2, 2001, amounting to approximately $309,000, on the Series A Beneficial Unsecured Securities (the "Trust Preferred

Securities") issued by Hamilton Capital Trust I (the "Trust"). There can be no assurance that the FRB will approve any future payments. The Company will not seek such approval and will not pay dividends on the Trust Preferred until the Company's financial condition improves. Pursuant to the documents governing the Trust Preferred Securities, the Company and the Trust have the right, under certain conditions, to defer dividend payments for up to 20 consecutive quarters. Any payments deferred in this manner will continue to accumulate. Pursuant to this right, the Company and the Trust have deferred payment of the dividend otherwise payable on July 2, 2001 and each quarterly period thereafter, and, until further notice, expect to defer future payments. As of September 30, 2001, accumulated deferred dividends amounted to approximately $618,000.

NOTE 3: LITIGATION AND CONTINGENCIES

Six class action lawsuits were filed against the Company and certain officers in the Federal District Court for the Southern District of Florida between January 12 and March 9, 2001. The class actions have been brought purportedly on behalf of (i) all purchasers of common stock of the Company between April 21, 1998 and June 8, 2001, and (ii) all purchasers of Hamilton Capital Trust I, series A shares on or traceable to the December 28, 1998 public offering of those shares. These cases seek to pursue remedies under the Securities Exchange Act of 1934 or the Securities Act of 1933. The cases have been consolidated as in Re Hamilton Bancorp, Inc. Securities Litigation, Case No. 01-156 in the United States District Court for the Southern District of Florida, and the lead plaintiffs appointed by the Court have served a consolidated amended complaint which, inter alia, added a series of additional defendants. All defendants have moved to dismiss the consolidated complaint, and the discovery process has not yet begun.

Generally, the consolidated complaint alleges that the defendants made false and misleading statements and omissions between April 21, 1998 and June 8, 2001 with respect to the Company's financial condition, net income, earnings per share, internal controls, underwriting of loan transactions, accounting for certain financial transactions as independent transactions, the credit quality of the Company's loan portfolio, credit loss reserves, investigation and orders by the OCC and reporting in accordance with GAAP and related standards, in press releases, Forms 10-Q filed on May 14, 1998, August 14, 1998, November 16, 1998, May 17, 1999, August 16, 1999, November 10, 1999, May 16, 2000, August 14, 2000,
and November 28, 2000, Forms 10-Q/A, 10-K/A and 10-K/A-2 filed on December 26, 2000, a Form 12B-25 filed on November 14, 2000, and Forms 10-K filed on March 31, 1999 and April 14, 2000; and a December 1998 Registration Statement and Prospectus for series A shares of Hamilton Capital Trust I.

Edie Rolando Pinto Lemus V. Hamilton Bank, N.A., was filed in the Federal District Court for the Southern District of Florida on September 12, 2000. The complaint alleges counts for civil conspiracy, conversion, unjust enrichment, money had and received, breach of fiduciary duty, constructive trust, breach of contract and civil theft. Plaintiff alleges that he is a resident of Guatemala and that he was a customer of the Bank through two other individuals, who he also alleges were directors of the Bank. The plaintiff alleges that $9,970,000 was stolen from him and deposited into "his" account at the Bank, which money was "not returned to him" and thereby converted by the Bank. Plaintiff claims that this action also constitutes civil theft under Florida statutes and that, therefore, he is entitled to treble damages. The plaintiff was a customer of the Bank for a short period of time (less than three months) in 1995. The allegations in the complaint, however, do not appear to bear any relation to that account. The plaintiff had previously sued the other two persons in Guatemala making virtually identical claims. The plaintiff lost that action. The Company is seeking to have the case dismissed based upon forum non conveniens. On May 2, 2001, the motion was denied. Exceptions will be filed with the District Court with a petition for certification for an appeal to the Eleventh Circuit Court of Appeals in the alternative.

From time to time the Bank is engaged in additional litigation incidental to its operations.

While any litigation contains an element of uncertainty, the Bank, after considering the advice of legal counsel, believes the outcome of all aforementioned litigation will not have a material adverse effect on the Bank's financial position, results of operations or liquidity.

Hamilton Bank has been advised that an investigation was commenced by Peruvian authorities of the assignment of certain receivables to Hamilton Bank in connection with a lending arrangement involving a foreign bank. The foreign bank had outstanding obligations to Hamilton Bank of approximately $7 million, and a borrower related to the foreign bank had outstanding obligations of approximately $11 million. The foreign bank assigned receivables having a face value of approximately $22 million to Hamilton Bank in connection with the $7 million loan. An amendment to the credit agreement between Hamilton Bank and the foreign bank extended Hamilton Bank's lien on the receivables to obligations of parties related to the foreign bank. The nature of the investigation, as Hamilton Bank understands it, is to ascertain whether any criminal acts were committed in connection with the assignment to Hamilton Bank. In October 2001, Hamilton Bank was advised that the preliminary investigation has been completed and a report issued that clears Hamilton Bank of any criminal actions in connection with the assignment.

Subsequent to the assignment of the receivables, the foreign bank was intervened by Peruvian banking authorities. Hamilton Bank has been informally advised that the Intervenor has instituted civil proceedings in Peru against Hamilton Bank to nullify the amendment to the credit agreement which resulted in the assignment of the receivables. Hamilton Bank has not been officially notified of this lawsuit in accordance with Peruvian law. The Intervenor claims the provisions of the amendment, which is governed by Florida law, providing for automatic default upon insolvency violated the public policy of Peru and also alleges that the collateral exceeded the obligations owed to Hamilton Bank. Hamilton Bank denies the accusations, and local Peruvian counsel is of the opinion that the provisions of the amendment are permissible under local laws and do not violate the public policy of Peru. Hamilton Bank has not been served any formal notice of the investigation, and is unable to predict any outcome.

NOTE 4: NET LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the Company's net loss by the weighted average number of shares outstanding during the period. Diluted loss per share is computed by dividing the Company's net loss by the weighted average number of shares outstanding and the dilutive impact of potential common stock, primarily stock options. The dilutive impact of common stock is determined by applying the treasury stock method.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Hamilton Bancorp Inc. ("Bancorp") is a bank holding company that conducts operations principally through its 99.8 percent subsidiary, Hamilton Bank, N.A. (the "Bank" and, collectively with Bancorp, the "Company"). The Bank is a national bank which specializes in financing trade flows between domestic and international companies on a global basis, with particular emphasis on trade with and between South America, Central America, the Caribbean (collectively, the "Region") and the United States. The Bank has a network of nine FDIC-insured branches with eight Florida locations in Miami, Sarasota, Tampa, West Palm Beach, Winter Haven and Weston, and a branch in San Juan, Puerto Rico.

The economies of various countries in the Region have been characterized by frequent and occasionally drastic intervention by the governments and volatile economic cycles. Governments have often changed monetary, credit, tariff and other policies to influence the course of their respective economies. The actions of the governments to control inflation and effect other policies have often involved wage and price controls as well as other interventionist measures, such as Ecuador's freezing of bank accounts early in 1999. Changes in policies of countries in the Region involving tariffs, exchange controls, regulations and taxation could significantly increase the likelihood of causing restrictions on transfers of Dollars out of such countries, as could inflation, devaluation, social instability and other political, economic or diplomatic developments.

Financial and securities markets of countries in the Region, are, to varying degrees, influenced by economic and market conditions in other emerging market countries and other countries in the Region. Although economic conditions are different in each country, investor reaction to developments in one country can have significant effects on the financial markets and securities of issuers in other countries. Over the years, developments in other countries or regions of the world have adversely affected the securities and other financial markets in many emerging markets, including countries where the Company may conduct business currently or in the future. A result of these difficulties has been the closing, intervention or forced consolidation of numerous banks in some countries in the Region. These systemic collapses have a significant adverse economic effect on the economies of the countries involved. There can be no assurance that the various financial and securities markets in the Region will not continue to be adversely affected by events elsewhere, especially in other emerging markets and in other countries in the Region.

At September 30, 2001, approximately 44% of the Company loans were extended to borrowers located outside of the U.S., primarily in countries within the Region. As a result, the economic conditions in countries within the Region could have a significant impact on the Company's financial condition and results of operations.


FINANCIAL CONDITION - SEPTEMBER 30, 2001 VS. DECEMBER 31, 2000.

Total consolidated assets decreased $331 million to $1.41 billion at September 30, 2001 from $1.74 at December 31, 2000. The decrease included a decline of $228 million in interest-earning assets $131 million in non-interest earning assets (primarily cash which was redeployed) and a reduction of $37 million in allocated transfer risk reserves . The decrease in total assets is attributable primarily to activities undertaken to achieve compliance with capital ratio requirements imposed on the Bank, as more fully discussed under " CAPITAL RESOURCES, REGULATORY MATTERS, GOING CONCERN AND DIVIDEND RESTRICTIONS" below.

CASH, DEMAND DEPOSITS WITH OTHER BANKS AND FEDERAL FUNDS SOLD

Cash, demand deposits with other banks and federal funds sold are considered cash and cash equivalents. Balances of these items fluctuate daily depending on many factors that include or relate to the particular banks that are clearing funds, loan payoffs, deposit gathering and reserve requirements. Cash and demand deposits with other banks were $15.2 million at September 30, 2001 compared to $125.3 million at December 31, 2000. The amount of cash held at December 31, 2000 was temporarily higher than normal and the balance held at September 30, 2001 is within a normalized range.

INTEREST-EARNING DEPOSITS WITH OTHER BANKS AND INVESTMENT SECURITIES

Interest-earning deposits with other banks decreased to $26.4 million at September 30, 2001 from $110.0 million at December 31, 2000. These deposits are placed with correspondent banks in the Region, generally on a short-term basis (less than 365 days), to increase yields and enhance relationships with the correspondent banks. The level of such deposits has diminished concurrent with management's strategy to reduce its exposure in the Region during the nine months ended September 30, 2001. In addition, approximately $5.5 million of the decrease represents a time deposit that was transferred to loans and charged off. This deposit was related to a foreign bank, which failed to repay the deposit at maturity. Also, in connection with the sale of certain Ecuadorian exposure during the third quarter, a deposit with a face amount of $6 million was sold for proceeds of $3.6 million.

Investment securities increased to $347.4 million at September 30, 2001 from $255.3 million at December 31, 2000. The increase reflects $133.7 million in U.S. Government and Agency securities, which rose from $168.6 million at December 31, 2000 to $302.3 million at September 30, 2001. This increase was partly offset by a decrease of $31.8 million in foreign debt securities, which were sold during the period to reduce capital requirements and improve liquidity. Proceeds from reductions in loans, in excess of the amounts used to fund deposit maturities, were invested in securities.

LOANS

The Company's gross loan portfolio decreased by $272 million or 22 percent, during the first nine months of 2001 in relation to the balance at December 31, 2000. Domestic commercial real estate loans increased by $48.9 million or 59 percent. This increase was offset by decreases in all other loan categories, primarily in foreign loans of $266.2 million or 38 percent. Approximately $41.8 million of the decrease in loans represents amounts charged off during the first nine months of 2001. See "Credit Loss and Transfer Risk Experience" below. In connection with Management's plans to achieve compliance with required capital ratios (see "CAPITAL RESOURCES, REGULATORY MATTERS, GOING CONCERN AND DIVIDEND RESTRICTIONS" below), total loans are expected to continue to decrease for the remainder of 2001.

Details on the loans by type are shown in the table below. At September 30, 2001, approximately 55.7 percent of the Company's portfolio consisted of loans to domestic borrowers compared to 43.9 percent at December 31, 2000 and 40.1 percent at December 31, 1999, reflecting the increasing emphasis on domestic activities in connection with management's strategy to diversity the Bank's risk profile and, more recently, reductions in total loans outstanding as part of management's capital management strategy.

The following table sets forth the loans by type in the Company's loan portfolio at the dates indicated.

LOANS BY TYPE
(in thousands)

                                          September 30, 2001     December 31, 2000
                                          ------------------     -----------------
Domestic:

Commercial and industrial (1)                 $ 342,089             $   380,926
Commercial real estate                          131,942                  83,082
Acceptances discounted                           60,340                  76,148
Residential mortgages                             1,411                   1,812
                                              ---------             -----------

Subtotal Domestic                               535,782                 541,968
                                              ---------             -----------

Foreign:

Banks and other financial institutions           58,758                 153,119
Commercial and industrial (1)                   321,719                 405,152
Acceptances discounted                           36,681                  64,100
Government and official institutions              8,893                  69,841
                                              ---------             -----------

Subtotal Foreign                                426,051                 692,212
                                              ---------             -----------

Total Loans                                   $ 961,833             $ 1,234,180
                                              =========             ===========


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

At September 30, 2001 approximately 26.2 percent in principal amount of the Company's loans were outstanding to borrowers in four countries other than the United States: Panama (11.8 percent), Guatemala (6.2 percent), El Salvador (5.5 percent) and Nicaragua (2.7%).

Panama loan exposure continues to be over 10 percent of loans at September 30, 2001. The bulk of the credit relationships in Panama are related to financing short-term trade transactions with companies operating out of the Colon Free Zone. The latter represents the second largest free trading zone in the world after Hong Kong. The companies operate largely as importers and exporters of consumer goods such as electronic goods and clothing.

LOANS BY COUNTRY
(Dollars in thousands)

                                        September 30, 2001                      December 31, 2000
                                --------------------------------        ---------------------------------
                                                     Percent of                               Percent of
Country                           Amount             Total Loans           Amount             Total Loans
                                ---------            -----------        -----------           -----------
United States                   $ 535,782                55.7%            $ 541,968                43.9%
Argentina                           5,757                 0.6%               13,943                 1.1%
British West Indies                19,151                 2.0%               24,115                 2.0%
Colombia                           16,305                 1.7%               21,176                 1.7%
Dominican Republic                 16,895                 1.8%               36,374                 3.0%
Ecuador                             8,672                 0.9%               53,688                 4.4%
El Salvador                        52,790                 5.5%               55,871                 4.5%
Guatemala                          59,760                 6.2%              105,945                 8.6%
Honduras                           21,414                 2.2%               38,232                 3.1%
Jamaica                             5,620                 0.6%               49,346                 4.0%
Mexico                             15,449                 1.6%                7,821                 0.6%
Nicaragua                          25,603                 2.7%               22,527                 1.8%
Panama                            113,128                11.8%              138,425                11.2%
Peru                               15,173                 1.6%               37,494                 3.0%
Venezuela                          11,344                 1.2%               16,632                 1.3%
Other (1)                          38,990                 3.9%               70,623                 5.8%
                                ---------               -----           -----------               -----

Total                           $ 961,833               100.0%          $ 1,234,180               100.0%
                                =========               =====           ===========               =====


(1) Other consists of loans to borrowers in countries in which loans did not exceed 1 percent of total loans.

At September 30, 2001 approximately 19.55 percent of total assets were cross-border outstandings to borrowers in five countries other than the United
States: Panama ( 7.08 percent), El Salvador ( 4.96 percent), Guatemala (4.25 percent), Nicaragua ( 1.84 percent) and the Dominican Republic ( 1.42 percent).

The Company's cross-border outstandings in Argentina decreased from $55 million at December 31, 2000 to $3 million at September 30, 2001. As a result of the economic uncertainties in Argentina, the Company reduced its exposure.

TOTAL CROSS-BORDER OUTSTANDING BY COUNTRY (2)
(Dollars in millions)

                                  September 30, 2001              December 31, 2000
                                 ---------------------         -----------------------
                                            % of Total                      % of Total
                                 Amount       Assets            Amount        Assets
                                 ------     ----------         -------      ----------
Argentina                        $   3           0.2%             $ 55           3.1%
Bolivia                              5           0.4%               12           0.7%
Brazil                               8           0.6%               20           1.1%
British Virgin Island                2           0.1%               18           1.0%
Colombia                            17           1.2%               22           1.3%
Dominican Republic                  20           1.4%               41           2.3%
Ecuador                             10           0.7%               63           3.6%
El Salvador                         70           5.0%               60           3.4%
Guatemala                           60           4.3%              105           6.0%
Honduras                            17           1.2%               29           1.7%
Jamaica                              5           0.4%               50           2.9%
Mexico                              16           1.1%                8           0.5%
Nicaragua                           26           1.8%               20           1.1%
Panama                             100           7.1%              139           7.9%
Peru                                23           1.6%               38           2.2%
Suriname                             5           0.4%               31           1.8%
Venezuela                           13           0.9%               17           1.0%
Other (1)                           34           2.4%               60           3.4%
                                 -----          ----             -----          ----
Total                            $ 434          30.8%            $ 788          45.0%
                                 =====          ====             =====          ====



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

CONTINGENT LIABILITIES

The following table sets forth the distribution of the Company's contingent liabilities by country of the applicant and issuing bank for import and export letters of credit, respectively. As shown by the table, contingent liabilities decreased by 40 percent from December 31, 2000 to September 30, 2001. In connection with slowing economic activity in the Region, and the Company's lower level of lending activity, letter of credit issuance volume has decreased.

CONTINGENT LIABILITIES (1)
(in thousands)

                              September 30, 2001          December 31, 2000
                              ------------------          -----------------
Dominican Republic                 $ 12,525                   $ 23,880
Ecuador                                 403                      2,305
El Salvador                           7,089                      1,651
Guatemala                             5,705                     12,347
Guyana                                  100                      2,107
Haiti                                    43                      1,069
Honduras                              1,199                      1,957
Jamaica                              10,179                     10,194
Panama                                4,628                      7,564
Paraguay                                451                      2,398
Peru                                    770                      2,337
Suriname                              1,127                      2,248
United States                        49,246                     85,617
Other (2)                             2,494                      4,110
                                   --------                  ---------

Total                              $ 95,959                  $ 159,784
                                   ========                  =========


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

The methodologies utilized by the Bank include several features that are intended to reduce the difference between estimated and actual losses. The loss factors that are used to establish the allowance for pass-graded loans is designed to be self-correcting by taking into account changes in loan classification and permitting adjustments based on management's judgment of significant qualitative factors as of the evaluation date. Similarly, by basing the pass-graded loan loss factors on loss experience over the prior year and the last three or five years, the methodology is designed to take our recent loss experience into account. The Bank generally operates a commercial banking business, which does not include significant amounts of pooled loans or loans that are homogeneous in nature such as residential mortgages or consumer installment loans (these represent 0.1% of gross loans at both September 30, 2001 and December 31, 2000).

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

A country may be rated "value impaired" based on ICERC's assessment of transfer risk. A value impaired country is one which has protracted arrearages in debt service, as indicated by one or more of the following: i) the country has not fully paid its interest in nine months, ii) the country has not complied with International Monetary Fund programs and there is no immediate prospect for compliance, iii) the country has not met rescheduling terms for more than one year, iv) the country shows no definite prospects for an orderly restoration of debt service in the near future. Once a country has been rated value impaired, the requirements for ATRR are applicable for exposures to borrowers in that country. Generally, any obligation to a borrower in such a country will be subject to ATRR if the obligation becomes more than 30 days past due, or if it is restructured at any time to avoid delinquency. Once the ATRR is applicable, it can only be eliminated by charge-off of the asset, collection of the asset, or removal of the ATRR requirement by ICERC. Changes in the level of ATRR recorded by the Company, including increases resulting from higher requirements or applicable loans, and decreases resulting from lower requirements or collections of loans, are charged or credited to current income. Charge-offs of loans subject to ATRR requirements are charged against the ATRR to the extent of the ATRR applicable to that loan, and any excess is charged to the general allowance for credit losses.

Currently, Ecuador is rated value impaired by ICERC, with a 90% ATRR requirement for applicable exposures. At September 30, 2001 and December 31, 2000, the Company had aggregate exposure to borrowers located in Ecuador of approximately $10 million and $63 million, respectively.

The following table sets forth the composition of the allowance for credit losses and ATRR as of September 30, 2001 and December 31, 2000 (in thousands):

                                                            SEPTEMBER 30, 2001   DECEMBER 31, 2000
                                                            ------------------   -----------------
               Allocated:
                    Specific (Impaired loans)                    $ 21,054            $   17,816
                    Formula                                        30,019                24,144
               Unallocated                                            789                 1,107
                                                                 --------            ----------
               Total allowance for credit losses                   51,862                43,067
               Allocated transfer risk reserve                        130                36,607
                                                                 --------            ----------
               Total allowance and reserves                      $ 51,992            $   79,674
                                                                 ========            ==========


The specific allowances increased from $17.8 million at December 31, 2000 to $21.1 million at September 30, 2001 due to loans charged off during the nine months ended September 30, 2001, offset by allowances required for new loans becoming impaired. Impaired loans increased from $54.2 million at December 31, 2000 to $64.9 million at September 30, 2001. At September 30, 2001, approximately $9.5 million of impaired loans were to U.S. borrowers, and approximately $55.4 million were to foreign borrowers. The formula-based allowance increased from $24.1 million at December 31, 2000 to $30.0 at September 30, 2001 due to a higher level of problem-graded loans subject to formula-based allowance and an increase in the historic loss factor used to estimated potential future losses in the non-graded segment of the loan portfolio.

The total allowance for credit losses increased $8.8 million at September 30, 2001, compared to December 31, 2000, based on management's assessment of factors impacting identified problem graded loans and qualitative factors impacting the portfolio. The allowance at September 30, 2001 includes the impact of certain preliminary findings of the OCC in connection with its most recent examination, which is not yet concluded. Included in impaired loans and the allowance for credit losses at September 30, 2001 is $5.4 million and $2.7 million, respectively, associated with a group of loans placed on non-accrual status at the direction of the OCC. The OCC, in its preliminary findings communicated to the Bank in September 2001, indicated its belief that these items should have been included in impaired loans and the allowance for loan losses as of June 30, 2001. Management intends to appeal the OCC's findings that these loans should be placed on nonaccrual status, and the amount of allowance that should be allocated to them. Additionally, management revised the process by which it determines the estimated allowance for the non-graded portion of the portfolio as of September 30, 2001. See "REGULATORY MATTERS" and "Nonperforming Loans" for additional discussion.

During the nine months ended September 30, 2001, loan charge-offs totaled $41.8 million, including $33.7 million charged off during the second quarter of 2001 and $4.3 million charged off during the third quarter. Included in the second quarter charge-offs were $20.4 million of loans, which had previously been on nonaccrual status, which management, deemed appropriate to charge-off given their collection prospects. Included in these chargeoffs was $8.8 million comprised of unsecured trade obligations related to a Panamanian corporate borrower that was unsuccessful in reorganizing its debt and ceased operations during the second quarter. Also included was $4.5 million to a domestic borrower that is operating in bankruptcy. During the second quarter, management obtained independent information regarding the value of assets and wrote the loan down to an amount that approximates the estimated value of the assets. Additionally, chargeoffs during the second quarter included $4.3 million related to a loan secured by real estate in Venezuela. This loan has been the subject of protracted litigation wherein the Bank has attempted to gain possession of the real estate or otherwise collect on the loan. Due to the uncertainties of achieving success in this effort, and the uncertainty of the timing of resolution, the loan was charged off. The Bank continues to pursue collection of this loan.

Also included in second quarter chargeoffs was $13.3 million related to loans that were not previously on nonaccrual status. One charge off in the amount of $5.5 million was a time deposit with a foreign bank that was transferred to loans. The foreign bank was unable to obtain alternative financing at maturity during the second quarter. Under a temporary cease and desist order (see "CAPITAL RESOURCES, REGULATORY MATTERS, GOING CONCERN AND DIVIDEND RESTRICTIONS" below), the Bank is prohibited from renewing this facility and, as a result, it was charged off. Approximately $3.7 million of the charge-offs not previously on nonaccrual status were to related borrowers where management uncovered evidence of possible fraudulent activities involving the borrowers. A scheduled principal reduction was not made and management determined to charge-off these amounts. Also, approximately $3.7 million involved two related borrowers, which experienced rapid financial deterioration in the second quarter and a third borrower, which conducted substantial business with these borrowers.

During the third quarter of 2001, the Company sold approximately $38.3 million of its Ecuadorian exposure for $22.3 million in cash. The assets sold included $32.3 million that was subject to a 90% ATRR, and $6.0 million that was not subject to ATRR. As a result of these transactions, required ATRR was reduced by $29 million, including $13.7 million to reflect the charge-off for loans sold for less than face value, and reversal of $15.4 million recovered as a result of the sales and included as recovery of ATTR in the consolidated statement of operations for the period ended September 30, 2001. Additionally, the Company incurred a loss of $2.4 million in connection with the sale of a bank placement that was not subject to ATRR and was included in the Ecuadorian assets sold. The assets sold included $16 million related to one borrower, which were sold to an affiliate of such borrower. All sales were made without recourse to Hamilton Bank.

After the sale of the Ecuadorian assets discussed above, the Company held $12.9 of Ecuadorian exposure, which was subject to $11.6 million ATRR. These assets included $12.7 million related to a bank owned by the Ecuadorian government. The Company has been in discussions to sell these assets, however, there is currently no agreement to sell, and prospects are uncertain. During the third quarter, the Ecuadorian government commenced activities to transfer the assets of the bank to third parties, which added further uncertainty to the Company's prospects for sale of the assets related to the bank. Based on the foregoing, management determined to write down the assets related to the bank to 10% of their face amount by applying a charge-off against the existing ATRR, and to place the remaining balance of $1.2 million on non-accrual status.

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


CREDIT LOSS AND TRANSFER RISK EXPERIENCE
  (in thousands)

                                                                             Nine Months Ended             Year Ended
                                                                             September 30, 2001         December 31, 2000
                                                                             ------------------         -----------------
Balance of allowance for credit losses at beginning of period                   $     43,067              $     21,411
Charge-offs:
Domestic:
   Commercial                                                                         (9,169)                  (16,420)
   Acceptances                                                                        (3,555)                     (297)
                                                                                ------------              ------------
 Total Domestic                                                                      (12,724)                  (16,717)
                                                                                ------------              ------------
Foreign:
   Banks and other financial institutions                                             (5,616)                       --
   Commercial and industrial                                                         (23,007)                   (7,504)
   Acceptances                                                                          (441)                       --
                                                                                ------------              ------------
 Total Foreign                                                                       (29,064)                   (7,504)
                                                                                ------------              ------------
Total charge-offs                                                                    (41,788)                  (24,221)
                                                                                ------------              ------------
Recoveries:
Domestic:
   Commercial                                                                          1,977                        10
   Installment                                                                             3                        --
   Mortgage                                                                                2                        --
Foreign:
  Commercial                                                                              --                        48
  Banks and other financial institutions                                                   1                        70
                                                                                ------------              ------------
 Total recoveries                                                                      1,983                       128
                                                                                ------------              ------------
Net (charge-offs) recoveries                                                         (39,805)                  (24,093)
Provision for credit losses                                                           48,600                    45,749
                                                                                ------------              ------------
Balance at end of the period                                                          51,862                    43,067
                                                                                ------------              ------------

ATRR at beginning of period                                                           36,607                    32,720
Charge-offs to ATRR                                                                  (25,369)                     (301)
Provision for (recovery of) ATRR                                                     (11,108)                    4,188
                                                                                ------------              ------------
ATRR end of period                                                                       130                    36,607
                                                                                ------------              ------------
Allowance and ATRR at end of period                                             $     51,992              $     79,674
                                                                                ============              ============
Average loans                                                                   $  1,168,109              $  1,183,613
Total loans                                                                     $    961,833              $  1,234,180
Net charge-offs to average loans                                                        3.41%                     2.04%
Allowance for credit losses to total loans                                              5.39%                     3.49%
Allowance for credit losses and ATRR to total loans                                     5.41%                     6.46%



See "Credit Quality Review" above for a discussion of charge-off activity during the nine months ended September 30, 2001.

The following tables set forth an analysis of the allocation of the allowance for credit losses by category of loans and the allowance for credit losses allocated to foreign loans. The allowance is established to cover potential losses inherent in the portfolio as a whole or is available to cover potential losses on any of the Company's loans.

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES AND TRANSFER RISK
(in thousands)

                                                                                   As of                     As of
                                                                            September 30, 2001         December 31, 2000
                                                                            ------------------         -----------------
Allocation of the allowance by type of loans:
Domestic:
   Commercial                                                                   $     17,325              $      9,412
   Commercial real estate                                                              1,139                     1,332
   Acceptances                                                                           437                       554
   Residential mortgages                                                                   4                         5
                                                                                ------------              ------------
       Total domestic                                                                 18,905                    11,303
                                                                                ------------              ------------
Foreign non-ATRR
   Banks and other financial institutions                                              1,354                     8,063
   Commercial and industrial                                                          30,721                    23,013
   Acceptances discounted                                                                790                       390
   Government and official institutions                                                   92                       298
                                                                                ------------              ------------
      Total foreign non-ATRR                                                          32,957                    31,764
                                                                                ------------              ------------
Foreign ATRR
Banks and other financial institutions                                                    --                    15,282
Commercial and industrial                                                                130                    13,473
Government and official institutions                                                      --                     7,852
                                                                                ------------              ------------
 Total foreign ATRR                                                                      130                    36,607
                                                                                ------------              ------------
   Total Foreign                                                                      33,087                    68,371
                                                                                ------------              ------------
Total                                                                           $     51,992              $     79,674
                                                                                ============              ============
Percent of loans in each category to total loans:
Domestic:
   Commercial                                                                           35.5%                     30.9%
   Commercial real estate                                                               13.7%                      6.7%
   Acceptances                                                                           6.3%                      6.2%
   Residential                                                                           0.2%                      0.2%
                                                                                ------------              ------------
      Total domestic                                                                    55.7%                     44.0%
                                                                                ------------              ------------
Foreign Non-ATRR:
   Banks and other financial institutions                                                6.1%                     11.0%
   Commercial and industrial                                                            33.5%                     31.7%
   Acceptances discounted                                                                3.8%                      5.2%
   Government and official institutions                                                  0.9%                      4.9%
                                                                                ------------              ------------
     Total foreign non-ATRR                                                             44.3%                     52.8%
                                                                                ------------              ------------
   Foreign ATRR
   Banks and other financial institutions                                                0.0%                      1.4%
   Commercial and industrial                                                             0.0%                      1.1%
   Government and official Institutions                                                  0.0%                      0.7%
                                                                                ------------              ------------
     Total foreign ATRR                                                                  0.0%                      3.2%
                                                                                ------------              ------------
      Total foreign                                                                     44.3%                     56.0%
                                                                                ------------              ------------
Total                                                                                  100.0%                    100.0%
                                                                                ============              ============

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES ALLOCATED TO FOREIGN LOANS
(in thousands)

                                                September 30, 2001        December 31, 2000
                                                ------------------        ------------------
Balance, beginning of year                          $     68,371             $     50,653
Provision for credit losses                               30,256                   21,217
Provision for (recovery of) ATRR                         (11,108)                   4,188
Net charge-offs                                          (54,432)                  (7,687)
                                                    ------------             ------------
Balance, end of period                              $     33,087             $     68,371
                                                    ============             ============
Composition at end of period
Allowance for credit losses                         $     32,957             $     31,764
Allowance for transfer risk (ATRR)                           130                   36,607
                                                    ------------             ------------
  Total foreign allowances                          $     33,087             $     68,371
                                                    ============             ============


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

NONPERFORMING LOANS
(in thousands)


                                                September 30, 2001        December 31, 2000
                                                ------------------        -----------------
Domestic:
   Non accrual                                      $      9,490             $     23,958
   Past due over 90 days and accruing                      1,121                      105
                                                    ------------             ------------
      Total domestic nonperforming loans                  10,611                   24,063
                                                    ------------             ------------

Foreign:
   Non accrual                                            55,401                   30,250
   Past due over 90 days and accruing                      9,023                      322
                                                    ------------             ------------
      Total foreign nonperforming loans                   64,424                   30,572
                                                    ------------             ------------

Total nonperforming loans                           $     75,035             $     54,635
                                                    ============             ============

Total nonperforming loans to total loans                    7.80%                    4.43%
Total nonperforming assets to total assets                  5.32%                    3.14%


Nonaccrual loans were $54.2 million at December 31, 2000 and $64.9 million at September 30, 2001. The increase during this period results from new loans placed on nonaccrual status during the third quarter, partly offset by charge-offs as discussed above under "Credit Quality Review."

Nonaccrual loans at September 30, 2001 included a group of related loans aggregating approximately $11 million arising from a workout arrangement and which includes $5.4 million that are on nonaccrual status pursuant to instructions received from the OCC. In late 2000, the Bank received the assignment of receivables with an aggregate face value of approximately $22 million in connection with a loan extended to a Peruvian bank in the amount of $7.2 million. The credit agreement with the Peruvian bank allowed for the lien on these receivables to be extended to any loan made by the Bank to any related entity of the Peruvian bank. The $11 million loan referred to above was made to a related entity of the Peruvian Bank. Following the intervention of the Peruvian bank by local banking authorities, the Bank commenced negotiations with the debtors of the assigned receivables to convert the assignments into direct obligations payable to Hamilton Bank. As of September 30, 2001, the Bank had received cash payments on the assigned receivables, or executed promissory notes with the debtors of such receivables to fully offset the original $7.2 million loan, and $5.4 million of the original $11 million loan. In support of the remaining $5.6 million of the original $11 million loan, the Bank has assigned receivables from debtors which management believes are creditworthy, aggregating $5.4 million. The debtors of these receivables are withholding payment pending resolution of matters discussed in the following paragraph. Additionally, cash proceeds of approximately $1.4 million from repayments of the assigned receivables, which were made to the Peruvian bank under the supervision of the local banking authorities, are being held in an escrow account in the name of Hamilton Bank, pending resolution of certain matters as discussed further below. Also pending such resolution, management placed the $5.6 million on nonaccrual status as of September 30, 2001.

Banking authorities in Peru commenced an investigation of the assignment of receivables in connection with the $11 million loan discussed above, and have requested that Hamilton Bank return such receivables. Hamilton Bank has been advised that a preliminary investigation has been concluded which cleared Hamilton Bank of any criminal actions in connection with the assignment. The Intervenor of the Peruvian bank has also commenced a civil action seeking to nullify the credit agreement which assigned the receivables to Hamilton Bank. Hamilton Bank has refused to return the receivables based on advice of Peruvian counsel obtained concurrent with the original assignment, and subsequently reaffirmed, that such assignment was valid under local law. Based on its assessment of the foregoing circumstances, in September 2001 the OCC advised the Bank the entire $11 million loan should be placed on nonaccrual status as of June 30, 2001. At September 30, 2001, after the execution of promissory notes with debtors of certain of the assigned receivables, the original $11 million loan was comprised of $5.4 million in such executed promissory notes and $5.6 million remaining from the original loan. Consequently, nonaccrual loans at September 30, 2001 include the $5.4 million in promissory notes as well as the $5.6 million remaining from the original $11 million loan. Management intends to appeal the OCC's findings with respect to the $5.4 million, which represents the substituted debtors. Notwithstanding this intent, management has placed these loans on nonaccrual status and evaluated them for allowance purposes as of September 30, 2001 consistent with the OCC's findings. Management believes the advice received from counsel and the success of its negotiations with debtors of the assigned receivables are significant factors which should be further considered by the OCC.

Loans outstanding 90 days or more and still accruing are well secured and in the process of collection. Approximately $2.5 million consisted of two domestic and one foreign borrower, that subsequently brought their obligations current, $1.6 million consisted of one foreign borrower that paid the obligation in full subsequent to quarter end and $5.9 million of three foreign borrowers and is secured by real estate. Management carefully monitors these loans for any signs of deterioration.

Management closely evaluated the circumstances relating to the nonperforming loans as of September 30, 2001, including the availability of collateral and other sources of repayment, in connection with its assessment of the adequacy of the allowance for credit losses as of September 30, 2001. The factors management considers in establishing the amount of the allowance for credit losses are discussed under "Credit Quality Review." Many of these factors require management's use of its judgment, assumptions and estimates. Accordingly, there can be no assurance that the Company's current allowance for credit losses will prove to be adequate in light of future events and developments.

At September 30, 2001, the Company had $240,000 in nonperforming investment securities compared to $480,000 at December 31, 2000. This represents a foreign security that was written down during the first quarter.

DEPOSITS

The primary sources of the Company's domestic time deposits are its eight Bank branches located in Florida and one in Puerto Rico. In pricing its deposits, the Company analyzes the market carefully, attempting to price its deposits competitively with the other financial institutions in the area.

Total deposits were $1.30 billion at September 30, 2001 compared to $1.57 billion at December 31, 2000. The decrease in deposits during the nine month period was largely in certificates of deposit over $100,000, which decreased by $160.3 million. Certificates of deposits under $100,000, which represent the Company's largest category of deposits, declined $34.5 million from $765 million at December 31, 2000 to $731 million at September 30, 2001. International banking facility (IBF) deposits decreased by $47.0 million over the nine-month period, and other non-time deposits decreased by $27.2 million.

In connection with steps taken to comply with required regulatory capital ratios, including a reduction in total loans outstanding, the Bank has reduced its funding requirements during 2001. The lower funding requirements have allowed the Bank to reduce the rates offered on its renewing time deposits, compared to rates offered by competing depository institutions. The lower level of lending activity in 2001 compared to 2000 also contributed to the decline in IBF deposits, which generally are placed by foreign banks, in part, in connection with their lending activity with the Bank. To a lesser extent, each of the deposit categories have been impacted by declines in the Bank's investment ratings. As a result, total deposits have declined and are expected to continue declining for the foreseeable future.

The following table indicates the maturities and amounts of certificates of deposit and other time deposits issued in denominations of $100,000 or more as of September 30, 2001:

MATURITIES OF AND AMOUNTS OF CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS $100,000 OR MORE
(in thousands)

                                 Certificates of Deposit   Other Time Deposits
                                    $100,000 or More         $100,000 or More            Total
                                 ----------------------    -------------------         ---------
Three months or less                    $ 76,616                    $ 255              $  76,871
Over 3 through 6 months                   98,797                      728                 99,525
Over 6 through 12 months                 120,768                      812                121,580
Over 12 months                            56,737                       --                 56,737
                                       ---------                  -------              ---------

Total                                  $ 352,918                  $ 1,795              $ 354,713
                                       =========                  =======              =========


STOCKHOLDERS' EQUITY

The Company's stockholders' equity at September 30, 2001 declined to $74.8 million compared to $102.5 million at December 31, 2000, primarily as a result of the net loss of $28.3 million recorded for the nine months ended September 30, 2001. See CAPITAL RESOURCES, REGULATORY MATTERS, GOING CONCERN AND DIVIDEND RESTRICTIONS for additional discussion of capital resources.

INTEREST RATE SENSITIVITY

The following table presents the projected maturities or interest rate adjustments of the Company's earning assets and interest-bearing funding sources based upon the contractual maturities or adjustment dates at September 30, 2001. The interest-earning assets and interest-bearing liabilities of the Company and the related interest rate sensitivity gap given in the following table may not be reflective of positions in subsequent periods.

                        INTEREST RATE SENSITIVITY REPORT
                             (Dollars in thousands)

                                           ----------------------------------------------------------------------------------------
                                            0 to 30     31 to 90   91 to 180     181 to 365     1 to 5       Over 5
                                             Days         Days       Days           Days         Years        Years         Total
                                           ----------------------------------------------------------------------------------------
Earning Assets:
  Loans                                    $567,256    $111,658    $  94,715     $  24,208     $120,597     $ 43,399       961,833

  Federal funds sold                         38,805          --           --            --           --           --        38,805

  Investment securities                     160,912     146,714        1,730         3,498       17,074       12,518       342,446

  Interest earning deposits with
    other banks                               7,700       3,500        9,075         6,000          100           --        26,375
                                           ----------------------------------------------------------------------------------------

Total                                       774,673     261,872      105,520        33,706      137,771       55,917     1,369,459
                                           ----------------------------------------------------------------------------------------

Funding Sources:
  Savings and transaction deposits           46,990      86,811           --            --           --           --       133,801

  Certificates of deposits of $100K
     or more                                 23,369      53,248       98,796       120,768       56,737           --       352,918

  Certificates of deposits under $100K       43,897      79,992      210,749       261,990      121,042           88       717,758

  Other time deposits IBF                       255          --          728           812           --           --         1,795

  Funds overnight/Securities Repos           20,400          --           --            --           --           --        20,400

  Trust preferred                                --          --           --            --           --       12,650        12,650
                                           ----------------------------------------------------------------------------------------

Total                                      $134,911    $220,051    $ 310,273     $ 383,570     $177,779     $ 12,738    $1,239,322
                                           ========================================================================================

Interest sensitivity gap                   $639,762    $ 41,821    $(204,753)    $(349,864)    $(40,008)    $ 43,179    $  130,137
                                           ========================================================================================

Cumulative gap                             $639,762    $681,583    $ 476,830     $ 126,966     $ 86,958     $130,137
                                           =========================================================================
Cumulative gap as a percentage
  of total earning assets                     46.72%      49.77%       34.82%         9.27%        6.35%        9.50%
                                           =========================================================================

At September 30, 2001, the Company had assets repricing within 30 days in excess of liabilities repricing within 30 days of $640 million. This is known as a "positive gap" position. For the period extending 180 days after September 30, 2001, the cumulative positive gap position was $477 million. In a declining rate environment, a positive gap position normally results in declining net interest income as assets are re-priced at lower rates more quickly than liabilities. The Company has experienced this condition during the first nine months of 2001, and expects to continue to experience declines in net interest income for the remainder of 2001 as a result of its gap position.

LIQUIDITY

Cash and cash equivalents decreased by $75.6 million from December 31, 2000 to September 30, 2001, reflecting the use of available funds to purchase investment securities. During the first nine months of 2001, net cash provided by operating activities was $12.1 million, net cash provided by investing activities was $196.4 million and net cash used in financing activities was $284.1 million. Cash was provided primarily by repayments and sales of loans, and was used primarily to acquire investment securities and repay maturing time deposits. For further information on cash flows, see the Consolidated Statement of Cash Flows.

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

The short-term nature of the loan portfolio and the fact that a portion of the loan portfolio consists of bankers' acceptances provides additional liquidity to the Company. Liquid assets at September 30, 2001 were $340.6 million, 24 percent of total assets, and consisted of cash and cash equivalents, interest earning deposits in other banks and available for sale investment securities maturing within one year or less that are unpledged.

Liquidity is also necessary at the Bancorp, parent company only, level. Traditionally, the liquidity needs of Bancorp have been met by dividends received from the Bank, or by proceeds from the issuance of securities in capital markets. As discussed below in REGULATORY MATTERS, the Bank is currently prohibited from paying any dividends without prior regulatory approval, and any such approval is unlikely to be granted. Furthermore, in light of the financial condition of the Company, it is unlikely that access to capital markets for the issuance of public securities is available to the Company. In connection with the engagement of CIBC World Markets as its investment banker, the Company is exploring access to private capital markets.

At September 30, 2001. Bancorp had available cash of approximately $545,000. Based on historic cash needs, cash available at September 30, 2001 was adequate to meet projected cash needs into the first quarter of 2002. Management is currently reviewing alternative cash sources as well as the projected uses of cash to maximize available liquidity and provide for liquidity needs beyond the first quarter of 2002. At the current time, the success of these efforts cannot be predicted.

CAPITAL RESOURCES, REGULATORY MATTERS, GOING CONCERN AND DIVIDEND RESTRICTIONS

REGULATORY MATTERS - The Office of the Comptroller of the Currency ("OCC") is currently in the final stages of conducting a safety and soundness examination of the Bank. The Bank believes the examination will be completed in the fourth quarter of 2001 and an examination report delivered to the Bank. In connection with this examination, in September 2001 the OCC advised the Bank of preliminary findings that the Bank may need to increase its allowance for loan losses reported in the Bank's Call Report as of June 30, 2001 by up to $12.0 million. Recently this amount was changed to $11 million. The potential increase in the allowance resulting from the OCC's preliminary findings include approximately $7.0 million attributable to differences in loan grades assigned by the OCC and the Bank, and approximately $4.0 million attributable to changes in the methodology employed to estimate the allowance for non-graded loans. Although the OCC has not issued its written report containing the final proposed adjustments, the Bank has communicated to the OCC its intent to appeal these findings as to the amount of any additional allowance and the period in which any additional allowance should be recorded. Pending the conclusion of the examination and associated appeal process, the Bank has included approximately $4.2 million in the provision for loan losses for the three months ended September 30, 2001 as a result of loan classifications assigned by the OCC. In addition, as of September 30, 2001, the Bank revised certain processes used in estimating the allowance for loan losses to reflect findings communicated by the OCC. Management believes the actions taken in the third quarter incorporate the preliminary findings of the OCC in the determination of the allowance for loan losses as of September 30, 2001, in all material respects.

Should the Bank be required to amend its June 30, 2001 Call Report as a result of the matter discussed above, the Company will also amend its consolidated financial statements included in Form 10-Q for the quarter ended June 30, 2001. Furthermore, the consolidated financial statements included in this Form 10-Q for the quarter ended September 30, 2001 would be amended to reduce the provision for loan losses recorded in the third quarter of 2001 due to the increased provision recorded in the second quarter of 2001. The estimated effect of any such amendment would be to increase the consolidated net loss reported for the quarter ended June 30, 2001 by up to $11.0 million, from $24.7 million ($2.45 per share) to $35.7 million ($3.54 per share). The net loss for the quarter ended September 30, 2001 of $6.2 million ($.61 per share) would change to estimated net income of $5.0 million ($.50 per share).

In April 2001, the Compensation Committee of the Board of Directors of the Company, after consultation with legal counsel, resolved to terminate the position of several senior officers under and in accordance with their employment agreements with the Company. The Compensation Committee decided that the first such senior officer to be terminated would be a former executive officer who is also the spouse of the chief executive officer of the Company and the Bank. In connection with the termination, the Bank paid approximately $592,000 to the executive pursuant to the terms of the contract regarding termination without cause. The chief executive officer is not a member of the Compensation Committee and therefore he did not vote on this matter. Subsequent to the payment, the OCC advised the Bank that a prior application to the OCC and the Federal Deposit Insurance Corporation ("FDIC") was required due to the Bank's troubled condition. Because no such prior application was made to and approved by the OCC and the FDIC, the OCC and the FDIC further advised the Bank that the severance payment was prohibited under Federal banking regulations. The Bank subsequently made such an application for the above mentioned officers, which was denied by the OCC and the FDIC in September 2001. The OCC and the FDIC have directed the Board of Directors of the Bank to cause restitution to be made to the Bank. The Board is negotiating with the former executive officer to cause restitution to be made to the Bank, but there is no assurance that such negotiations will be successful. If unsuccessful, the OCC has advised the Board that it expects the Board to take appropriate actions to cause restitution to be made. At this time, management is unable to predict the ultimate resolution of this matter or the impact this matter will have on the Company or the Bank.

Insured depository institutions and their holding companies must meet applicable capital guidelines or be subject to a variety of enforcement remedies, including dividend restrictions, the issuance of capital directives, the issuance of cease and desist orders, the imposition of civil money penalties, the termination of deposit insurance by the FDIC or the appointment of a conservator or receiver. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Company is subject to risk-based capital and leverage guidelines issued by the Board of Governors of the Federal Reserve System and the Bank is subject to similar guidelines issued by the OCC. These guidelines are used to evaluate capital adequacy and include the required minimums shown in the following table.

To be "adequately capitalized" under federal bank regulatory agency definitions, a depository institution must have a Tier 1 ratio of at least 4%, a total ratio of at least 8% and a leverage ratio of at least 4%. As of September 30, 2001, the Bank's capital ratios did not meet all of these minimum percentages. Furthermore, as discussed below, the Bank is subject to a written agreement to maintain specific capital levels in excess of minimum requirements. As of December 31, 2000 and September 30, 2001 the Bank was not in compliance with this agreement. Furthermore, as discussed below, in June 2001, the OCC reclassified the Bank's capital category for certain regulatory purposes to "undercapitalized." The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards.

In February 2000, the OCC initiated a formal administrative action against the Bank alleging various unsafe and unsound practices discovered through an examination of the Bank as of August 23, 1999. On September 8, 2000, the OCC and the Bank settled the administrative action by entering into a cease and desist order by consent (the "September 8 Order"). The September 8 Order required the Bank to comply with, among other things, certain accounting and capital requirements and to make specified reports and filings. Further, pursuant to the September 8 Order, the Bank may declare a dividend only if it is in compliance with the capital levels required by the order and has obtained the prior written approval of the OCC. The September 8 Order also required the Bank to maintain by September 30, 2000 Tier 1, Total and leverage capital ratios of 10%, 12% and 7%, respectively. As of December 31, 2000 and September 30, 2001, the Bank had Tier 1, Total and leverage capital ratios of 9.4%, 10.7% and 6.5%, respectively, and 6.3%,7.6% and 4.5%, respectively. As a result, the Bank was not in compliance with the capital requirements of the September 8 Order as reflected in the following table. Failure of the Bank to comply with the terms of the September 8 Order could result in the assessment of civil money penalties, the issuance of an order by a District Court requiring compliance with the September 8 Order, the placing of restrictions on the source of deposits or, in certain circumstances, the appointment of a conservator or receiver. In addition, the FDIC may initiate a termination of insurance proceeding where there has been a violation of an order.

BANCORP CAPITAL RATIOS
(Dollars in thousands)

                                                                      September 30, 2001                  December 31, 2000
                                                                   ------------------------          --------------------------
                                                                     Amount           Ratio            Amount             Ratio
                                                                   ------------------------          --------------------------
Tier 1 risk-weighted
Capital
   Actual                                                          $  66,636           6.4%          $  114,119            9.8%
   Minimum                                                            41,878           4.0%              46,657            4.0%
Total risk-weighted
Capital
   Actual                                                             80,203           7.7%             129,503           11.1%
   Minimum                                                            83,757           8.0%              93,314            8.0%
Tier 1 capital (to average assets):
   Actual                                                             66,636           4.5%             114,119            6.7%
   Minimum                                                            44,266           3.0%              51,468            3.0%

BANK CAPITAL RATIOS
(Dollars in thousands)

                                                                       September 30, 2001                   December 31, 2000
                                                                   --------------------------          --------------------------
                                                                      Amount            Ratio             Amount            Ratio
                                                                   --------------------------          --------------------------
Tier 1 risk-weighted capital
   Actual                                                          $   65,347            6.3%          $  111,340            9.4%
   Minimum required by  OCC Consent Order                             104,517           10.0%             118,914           10.0%
   Minimum to be well capitalized                                      62,710            6.0%              71,358            6.0%
   Minimum to be adequately capitalized                                41,807            4.0%              47,566            4.0%
Total risk-weighted capital:
   Actual                                                              79,892            7.6%             127,004           10.7%
   Minimum required by  OCC Consent Order                             125,421           12.0%             142,697           12.0%
   Minimum to be well capitalized                                     104,517           10.0%             118,914           10.0%
   Minimum  to be adequately capitalized                               83,614            8.0%              95,131            8.0%
Leverage
  Actual                                                               66,336            4.5%             111,340            6.5%
   Minimum required by  OCC Consent Order                             103,179            7.0%             120,114            7.0%
   Minimum to be well capitalized                                      73,699            5.0%              85,796            5.0%
   Minimum to be adequately capitalized                                58,959            4.0%              68,637            4.0%

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

The Proposed Amended Order contains provisions that are substantially the same as those contained in the Temporary Order, as well as additional requirements. The additional provisions contained in the Proposed Amended Order would also require the Bank to, among other things, (i) achieve and maintain Tier 1, Total and leverage capital ratios of 12%, 14% and 9%, respectively; (ii) develop, implement and adhere to a three year capital plan acceptable to the OCC; and
(iii) obtain the approval of the OCC with respect to the appointment of new directors and senior officers.

By letter dated March 28, 2001 (the "PCA Notice"), the OCC notified the Company of its intent to "reclassify" the capital category of the Bank to "undercapitalized" for purposes of Prompt Corrective Action ("PCA") based on the OCC's determination that the Bank is engaging in unsafe and unsound banking practices. On June 13, 2001, following an informal hearing on the OCC's intent to reclassify, the Bank was notified that the OCC rendered a decision and reclassified the Bank's capital category to "undercapitalized" for purposes of PCA. Prior to this reclassification the Bank's capital category for PCA was "adequately capitalized." As a result of the reclassification, the

Bank is subject to restrictions on its ability to pay dividends and management fees, and restrictions on asset growth and expansion. Under the September 8 Order, the Bank was previously required to obtain prior approval from the OCC for the payment of any dividends. Additionally, the Bank's waiver from the FDIC authorizing it to accept brokered deposits is no longer applicable, and a new waiver must be obtained from the FDIC prior to the acceptance or renewal of any brokered deposits subsequent to the date of the reclassification. As of September 30, 2001, the Bank held $10 million of brokered deposits, the acquisition of which was initiated in the normal course of business on June 6, 2001, prior to receipt of the notification from the OCC, but which were accepted by the Bank after the notification was received from the OCC. By letter dated June 28, 2001, the FDIC informed the Bank that receipt of these deposits were apparent violations of regulations regarding brokered deposits. As of November 13, 2001, the Bank has received no further communication from the FDIC on this matter. These deposits will mature on December 17, 2001, at which time the Bank expects to repay them in the normal course of business.

Under PCA, the OCC may impose additional discretionary restrictions by the issuance of a PCA directive, and after the opportunity for a hearing, if the OCC determines that such actions are necessary to help resolve the problems of the Bank at the least possible long term cost to the FDIC. Such additional discretionary restrictions include requiring recapitalization, restricting transactions with affiliates, restricting interest rates paid, further restricting asset growth, restricting activities, improving management and the board by requiring new members or dismissal of existing members, prohibiting deposits from correspondent banks, requiring divestiture of subsidiaries of the Bank (currently the Bank has no subsidiaries) and any other actions the OCC determines will better resolve the problems of the Bank at the least possible long term cost to the deposit insurance fund. Additionally, the Federal Reserve Board (the "FRB") may impose restrictions including requiring prior approval of the FRB for any capital distributions by the Company (the FRB has notified the Company that prior approval is required for any such distributions), requiring divestiture of any affiliate other than an insured depository institution and requiring divestiture of the Bank if the FRB determines that divestiture would improve the Bank's financial condition and future prospects.

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

Management of the Company believes the Company has several means by which to achieve compliance with the prescribed capital requirements of the September 8 Order. Such plans initially provide for reducing the Bank's size through selected asset run-off; the sale of credit risk which effectively decreases the Bank's regulatory capital requirements; targeted loan sales, including the sale of the Ecuador portfolio subject to ATRR, and loan participations to other banks; and shifting assets to liquid investments which decreases regulatory capital requirements. In addition to the ongoing efforts to bring the Bank into compliance with the capital requirements of the September 8 Order, the Bank has taken comprehensive actions to address the matters that have been identified by the OCC and are subject of the various administrative enforcement proceedings described herein. Among other things, the Bank has hired a chief financial officer, enhanced its policies and procedures, conducted extensive Bank Secrecy Act training, revised its capital plan to include recommendations contained in the report of examination received in February 2001, enhanced its credit analysis function and reduced exposure in emerging markets. Management has submitted a revised business and capital plan to the OCC to take into consideration the operating results for the period ended September 30, 2001. The company also appointed a chief operating officer, who subsequently resigned, effective September 30, 2001.

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

DIVIDEND RESTRICTIONS -- On March 30, 2001, the Company was advised by the Federal Reserve Bank of Atlanta (the "FRB"), its primary regulator, that the Company and Hamilton Capital Trust I should not pay any dividends, distributions or debt payments without the prior approval of the FRB. The Company obtained approval from the FRB to pay the dividend payable on April 2, 2001, amounting to approximately $309,000, on the Series A Beneficial Unsecured Securities (the "Trust Preferred Securities") issued by Hamilton Capital Trust I (the "Trust"). There can be no assurance that the FRB will approve any future payments. The Company will not seek such approval and will not pay dividends on the Trust Preferred until the Company's financial condition improves. Pursuant to the documents governing the Trust Preferred Securities, the Company and the Trust have the right, under certain conditions, to defer dividend payments for up to 20 consecutive quarters. Any payments deferred in this manner will continue to accumulate. Pursuant to this right, the Company and the Trust have deferred payment of the dividend otherwise payable on July 2, 2001 and each quarterly period thereafter and, until further notice, expect to defer future payments. As of September 30, 2001, accumulated deferred dividends amounted to approximately $618,000.

MARKET RISK MANAGEMENT

In the normal course of conducting business activities, the Company is exposed to market risk that includes both price and liquidity risk. The Company's price risk arises from fluctuations in interest rates and foreign exchange rates that may result in changes in values of financial instruments. The Company does not have material direct market risk related to commodity and equity prices. Liquidity risk arises from the possibility that the Company may not be able to satisfy current and future financial commitments or that the Company may not be able to liquidate financial instruments at market prices. Risk management policies and procedures have been established and are utilized to manage the Company's"exposure to market risk. The strategy of the Company is to operate at an acceptable risk environment while maximizing its earnings.

Market risk is managed by the Asset Liability Committee that formulates and monitors the performance of the Company based on established levels of market risk as dictated by policy. In setting the tolerance levels of market risk, the Committee considers the impact on both earnings and capital, based on potential changes in the outlook in market rates, global and regional economies, liquidity, business strategies and other factors.

The Company's" asset and liability management process is utilized to manage interest rate risk through the structuring of balance sheet and off-balance sheet portfolios. It is the strategy of the Company to maintain as neutral an interest rate risk position as possible. By utilizing this strategy, the Company "locks in" a spread between interest earning assets and interest-bearing liabilities. However, since the Company has traditionally funded its assets with fixed rated time deposits, significant changes in market interest rates in a short period of time could have a material impact on the Company's net interest income. Given the matching strategy of the Company and the fact that it does not maintain significant medium and/or long-term exposure positions, the Company's"interest rate risk will be measured and quantified through an interest rate sensitivity report. An excess of assets or liabilities over these matched items results in a gap or mismatch. A positive gap denotes asset sensitivity and normally means that an increase in interest rates would have a positive effect on net interest income, while a decline in interest rates would have a negative effect on net interest income. On the other hand, a negative gap denotes liability sensitivity and normally means that a decline in interest rates would have a positive effect on net interest income, while an increase in interest rates would have a negative effect on net interest income. However, because different types of assets and liabilities with similar maturities may reprice at different rates or may otherwise react differently to changes in overall market rates or conditions, changes in prevailing interest rates may not necessarily have such effects on net interest income.

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

RESULTS OF OPERATIONS-NINE MONTHS

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds. It constitutes the Company's principal source of income. Net interest income decreased to $25.1 million for the nine months ended September 30, 2001 from $49.3 million for the same period in 2000, a 49.1 percent decrease. The decrease was due largely to a decrease in the net interest margin resulting from a lower yield on earning assets, and a higher cost of interest bearing liabilities. Net interest margin decreased to 2.09 percent for the nine months ended September 30, 2001 from 3.99 percent for the same period in 2000, a 190 basis point decrease.

The average yield on loans, which represents the Company's largest component of earning assets, declined from 9.72% in 2000 to 8.47% in 2001, primarily due to lower market rates and a higher level of nonaccrual assets. The yield on investments and time deposits with banks declined from 8.09% to 5.50%, also due to lower market rates. Also, a greater portion of this component was held in investment securities in lieu of higher yielding time deposits in connection with capital ratio management strategies as a result of regulatory requirements. The overall yield on earning assets declined from 9.25% to 7.68%. Average earning assets decreased to $1.590 billion for the nine months ended September 30, 2001 from $1.632 billion for the same period in 2000, a 3.0 percent decrease. Average loans and acceptances discounted were relatively unchanged at $1.168 billion for the nine months ended September 30, 2001 and $1.167 billion for the same period in 2000. During the second and third quarters of 2001, loans have been on a declining trend and average loans for the fourth quarter and full year of 2001 are expected to be lower than the comparable periods of 2000. Interest income decreased to $92.5 million for the nine months ended September 30, 2001 from $114.6 million for the same period in 2000, a 19.2 percent decrease.

The average rate of interest bearing liabilities increased from 5.92% for the nine months ended September 30, 2000 to 6.30% for the comparable period of 2001. The increase reflects the impact of certificates of deposits acquired primarily in the second and third quarters of 2000 at rates ranging from 6-7%, for terms of 24 months and greater. As a percentage of average earning assets, interest cost increased from 5.27% in 2000 to 5.59% in 2001. Interest expense increased to $67.2 million for the nine months ended September 30, 2001 from $65.2 million for the same period in 2000, a 3.0 percent increase. Average interest-bearing liabilities decreased to $1.412 billion for the nine months ended September 30, 2001 from $1.453 billion for the same period in 2000, a 2.9 percent decrease.

                          YIELDS EARNED AND RATE PAID
-------------------------------------------------------------------------------------------------------------------------------
                                                                                 FOR THE NINE MONTHS ENDED
                                                                   SEPTEMBER 30, 2001                  SEPTEMBER 30, 2000
                                                             ------------------------------     -------------------------------
                                                              AVERAGE      REVENUE/   YIELD/      AVERAGE     REVENUE/    YIELD/
                                                              BALANCE      EXPENSE    RATE        BALANCE     EXPENSE      RATE
                                                             ----------    --------   ------    ----------    --------    ------
Total Earning Assets
LOANS:
    Commercial loans                                         $  903,024    $56,375     8.26%    $1,037,639    $ 75,896     9.65%
    Commercial real estate loans                                129,003      8,182     8.39%         5,354         392     9.65%
    Acceptances Discounted                                      128,968      9,194     9.44%       114,013       8,422     9.74%
    Overdraft                                                     5,402        866    21.22%         8,389       1,199    18.85%
    Mortgage loans                                                1,712        101     7.81%         2,086         126     7.97%
                                                             ----------    -------    -----     ----------    --------    -----
TOTAL LOANS                                                   1,168,109     74,718     8.47%     1,167,481      86,035     9.72%
                                                             ----------    -------    -----     ----------    --------    -----
Time Deposit with Banks                                          55,821      3,527     8.36%       143,042      10,162     9.37%
Investments                                                     306,157     12,075     5.22%       273,235      16,107     7.77%
Federal funds sold                                               60,082      1,927     4.24%        48,515       2,249     6.11%
                                                             ----------    -------    -----     ----------    --------    -----
     Total Investments and Time Deposit
        with Banks                                              422,060     17,529     5.50%       464,792      28,518     8.09%
                                                             ----------    -------    -----     ----------    --------    -----
Total Interest Earning assets                                 1,590,169     92,247     7.68%     1,632,273     114,553     9.25%
                                                                           -------    -----                   --------    -----
Total non interest earning assets                                31,003                             70,269
                                                             ----------                         ----------
TOTAL ASSETS                                                 $1,621,172                         $1,702,542
                                                             ==========                         ==========
Interest Bearing Liabilities
DEPOSITS:
    NOW and savings accounts                                 $   20,098        352     2.32%    $   21,660         400     2.44%
    Money Market                                                 46,441      1,678     4.78%        44,650       2,008     5.93%
    Presidential Money Market                                    67,950      2,333     4.54%        69,427       2,961     5.62%
    Certificate of Deposits (including IRA)                   1,219,134     60,477     6.57%     1,203,968      54,628     5.98%
    Time Deposits from Banks (IBF)                               39,911      1,219     4.04%        84,671       3,611     5.62%
                                                             ----------    -------    -----     ----------    --------    -----
TOTAL DEPOSITS                                                1,393,534     66,059     6.27%     1,424,376      63,608     5.89%
Trust preferred securities                                       12,650        925     9.75%        12,650         925     9.75%
Securities sold under agreements to repurchase                    5,423        190     4.64%        16,372         686     5.53%
Federal Funds Purchased                                              37          1     5.06%            47           2     5.61%
                                                             ----------    -------    -----     ----------    --------    -----
Total interest bearing liabilities                            1,411,644     67,175     6.30%     1,453,445      65,221     5.92%
                                                             ----------    -------    -----     ----------    --------    -----
Non interest bearing liabilities
    Demand Deposits                                              80,341                             76,547
    Other Liabilities                                            35,137                             56,670
                                                             ----------                         ----------
Total non interest bearing liabilities                          115,478                            133,217
                                                             ----------                         ----------
Stockholders' equity                                             94,050                            115,880
                                                             ----------                         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $1,621,172                         $1,702,542
                                                             ==========                         ==========
Net Interest income / net interest spread                                  $25,072     1.38%                  $ 49,332     3.34%
                                                                           =======    =====                   ========    =====
Margin
Interest income / interest earning assets                                              7.68%                               9.25%
Interest expense / interest earning assets                                             5.59%                               5.27%
                                                                                   --------                               -----
    Net interest margin                                                                2.09%                               3.99%
                                                                                   ========                               -====

PROVISIONS FOR CREDIT LOSSES AND TRANSFER RISK

The Company's provision for credit losses increased to $48.6 million for the nine months ended September 30, 2001 from $33.2 million for the same period in 2000. During the second quarter of 2001, management assessed the collection probabilities of loans previously placed on nonaccrual status and determined to charge off approximately $20.4 million of such loans, resulting in a need to increase the allowance for loan losses related to these loans by approximately $9.7 million during the second quarter. Additionally, the circumstances of approximately $13.3 million in loans previously not on nonaccrual status changed significantly, leading to a determination to charge these items off. These charges-offs required an addition to the allowance of approximately $11.5 million. During the second and third quarters of 2001, aggregate provisions of approximately $24.6 million were recorded based on the evaluation of problem-graded assets as of the respective period ends and in consideration of preliminary examination findings received from the OCC. Management has indicated to the OCC its intent to appeal certain of these findings. See "Regulatory Matters" and "Nonperforming Assets" above. The provision for the periods represents the amount management deemed necessary to maintain the allowance for credit losses at an adequate level. In establishing the amount of provision for credit losses, management considers various factors, as discussed under "Credit Quality Review."

For the nine months ended September 30, 2001, the Company recovered allocated transfer risk reserves of $11.1 million, compared to a provision for transfer risk of $8.4 million for the nine months ended September 30, 2000. The recovery results primarily from the sale in the third quarter of 2001 of approximately $32.3 million of assets subject to a 90% ATRR requirement for cash proceeds of approximately $18.7 million. The gross ATRR recovery of approximately $15.5 million was partly offset by assets that became subject to ATRR provisions in 2001. The provision in 2000 reflects the net amount of assets that became subject to ATRR during the period ended September 30, 2000.

See "Credit Quality Review" for more discussion of the allowance for credit losses and ATRR.

NON-INTEREST INCOME

Non-interest income decreased from $11.5 million for the nine months ended September 30, 2000 to $6.3 million for the same period in 2001. The 2001 period included the write off of an equity investment in a foreign bank of $1.2 million due to a deteriorating trend in the financial condition of the investee bank. During the first nine months of 2000, the Company recognized investment gains of $2.7 million. This change in the results of securities transactions accounts for the majority of the decrease in non-interest income.

The following table sets forth details regarding the components of non-interest income for the periods indicated.

NON-INTEREST INCOME
(Dollars in thousands)

                                                                      For the Nine Months Ended September 30,
                                                                   ---------------------------------------------
                                                                                   2001 to 2000
                                                                     2001         Percent Change         2000
                                                                   --------       --------------       ---------
Trade finance fees and commissions                                 $  4,923            -20.2%          $   6,167
Customer service fees                                                 1,081            -10.8%              1,212
Gain (loss) on securities transactions                                 (773)          -120.3%              3,808
Other                                                                 1,100             259.5%               306
                                                                   --------           -------          ---------

Total non-interest income                                          $  6,331            -44.9%          $  11,493
                                                                   ========           =======          =========

OPERATING EXPENSES

Operating expenses increased to $32.2 million for the nine months ended September 30, 2001 from $30.3 million for the same period in 2000, a 6.0 percent increase. Employee compensation and benefits increased approximately 19.3 percent due to new staff, primarily at the management level and related to the development of the Company's domestic business. The 2001 period also includes approximately $592,000 in severance costs related to the termination of the employment agreement with a former executive, who is also the spouse of the chief executive officer of the Company. Legal expenses increased 99.3% in 2001 compared to 2000, reflecting costs incurred relating to litigation and regulatory matters. Audit and examination costs increased approximately 255 percent due to costs incurred to address regulatory and financial reporting matters. Additionally, as a result of supervisory concern, the Bank's risk category dropped for deposit insurance purposes resulting in higher deposit insurance assessments. The Company's efficiency ratio increased to 83.3 percent for the nine month period ended September 30, 2001 from 41.2 percent for the same period in 2000.

The following table sets forth details regarding the components of operating expenses for the periods indicated.

OPERATING EXPENSES
(Dollars in thousands)

                                                                       For the Nine Months Ended September 30,
                                                                   ----------------------------------------------
                                                                                    2001 to 2000
                                                                     2001          Percent Change          2000
                                                                   ---------       --------------       ---------
Employee compensation and benefits                                 $  12,088             19.3%          $  10,132
Occupancy and equipment                                                3,484             -5.1%              3,670
Legal Expenses                                                         3,822             99.3%              1,918
Litigation  Reserves                                                      --           -100.0%              4,524
Audit and Examination                                                  2,175            255.4%                612
FDIC Insurance                                                         2,079             96.1%              1,060
Other losses & charge-offs                                             3,270             30.9%              2,498
Other operating expenses                                               5,232             17.2%              5,930
                                                                   ---------          -------           ---------

Total operating expenses                                           $  32,150              5.9%          $  30,344
                                                                   =========          =======           =========

QUARTER OVERVIEW

The Company's operating results for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 were primarily influenced by the provision for credit losses recorded in 2000, the recovery of $14.2 million of ATRR in 2001, and lower net interest income in 2001. For the 2001 period the provision for credit losses was $15.6 million, compared to $32.5 million for 2000. In addition, trends in net interest income for the nine months ended September 30, 2001, as discussed above, were also applicable to the three-month period. Primarily as a result of these factors, the Company reported a consolidated net loss of $6.2 million for the three months ended September 30, 2001, compared to a net loss of $17.9 million in 2000.

RESULTS OF OPERATIONS - THIRD QUARTER

Net interest income decreased to $4.5 million for the quarter ended September 30, 2001 from $16.4 million for the same period in 2000, a 72.5 percent decrease. This decrease was due primarily to the drop in net interest margin, which decreased by 273 basis points to 1.23 percent for the quarter ended September 30, 2001, from 3.96 percent for the same period in 2000.

Average earning assets decreased 11.2 percent to $1.455 billion, from $1.639 billion for the same period in 2000. Average loans decreased to $1.043 billion from $1.138 billion for the same period in 2000, and the rate earned on loans decreased 244 basis points due to lower market rates and the increased level of nonaccruing loans discussed earlier. Average investments and time deposits with banks decreased by approximately $88.8 million to $412.0 million. The rate earned on investments and time deposits with banks decreased by 388 basis points due to the decline in market rates and as the Company has turned more to domestic, lower yielding investments in lieu of foreign bank time deposits and placements. Interest income decreased to $24.6 million for the quarter ended September 30, 2001 from $39.4 for the same period in 2000, a 37.4 percent decrease.

Interest expense decreased to $20.1 million, a decrease of 12.4 percent when compared to the same period in 2000. Average interest bearing liabilities decreased by 10.0 percent to $1.310 billion when compared to the same period in 2000. This decrease occurred primarily in securities sold under agreement to repurchase, which the Bank discontinued offering in the third quarter of 2001, and, to a lesser extent, in certificates of deposit. In addition, the yield paid on interest bearing liabilities decreased slightly by 17 basis points to 6.07 percent for the three months ended September 30, 2001 when compared to the same period in 2000.

                           YIELDS EARNED AND RATE PAID
--------------------------------------------------------------------------------------------------------------------------------
                                                                                    For The Quarter Ended
                                                             -------------------------------------------------------------------
                                                                    September 30, 2001                  September 30, 2000
                                                             ------------------------------     --------------------------------
                                                               Balance     Expense     Rate       Balance      Expense     Rate
                                                             ----------    -------    -----     ----------    --------    ------
Total Earning Assets
LOANS:
    Commercial loans                                         $  786,348    $14,633     7.36%    $  996,347    $ 25,362    10.07%
    Commercial Real Estate Loans                                142,258      2,895     8.05%        15,947         389     9.65%
    Acceptances Discounted                                      109,132      2,450     8.88%       113,907       2,967    10.30%
    Overdraft                                                     3,614        216    23.64%        10,197         339    13.15%
    Mortgage loans                                                1,661         32     7.62%         2,043          41     7.94%
                                                             ----------    -------    -----     ----------    --------    -----
TOTAL LOANS                                                   1,043,013     20,226     7.67%     1,138,441      29,098    10.11%
                                                             ----------    -------    -----     ----------    --------    -----
Time Deposit with Banks                                          28,884        523     7.16%       123,024       2,884     9.27%
Investments                                                     297,746      3,124     4.15%       334,467       6,641     7.85%
Federal funds sold                                               85,431        751     3.48%        43,327         731     6.67%
                                                             ----------    -------    -----     ----------    --------    -----
     Total Investments and Time Deposit with Banks              412,061      4,398     4.22%       500,818      10,256     8.10%
                                                             ----------    -------    -----     ----------    --------    -----
Total Interest Earning assets                                 1,455,074     24,624     6.69%     1,639,259      39,354     9.50%
                                                                           -------    -----                   --------    -----
Total non interest earning assets                                36,227                             67,528
                                                             ----------                         ----------
TOTAL ASSETS                                                 $1,491,301                         $1,706,787
                                                             ==========                         ==========
Interest Bearing Liabilities
DEPOSITS:
    NOW and savings accounts                                 $   20,225        108     2.11%    $   21,153         134     2.51%
    Money Market                                                 46,702        476     4.03%        44,320         698     6.23%
    Presidential Money Market                                    66,346        649     3.87%        71,106       1,040     5.79%
    Certificate of Deposits (including IRA)                   1,137,932     18,370     6.39%     1,177,721      18,834     6.33%
    Time Deposits from Banks (IBF)                               26,158        198     2.99%        20,128       1,635    32.13%
                                                             ----------    -------    -----     ----------    --------    -----
TOTAL DEPOSITS                                                1,297,363     19,801     6.04%     1,334,428      22,341     6.62%
Trust preferred securities                                       12,650        308     9.74%        12,650         308     9.74%
Securities sold under agreements to repurchase                       24         --     3.41%       107,647         298     1.10%
Federal Funds Purchased                                              --         --       --             87           1     4.55%
                                                             ----------    -------    -----     ----------    --------    -----
Total interest bearing liabilities                            1,310,037     20,109     6.07%     1,454,812      22,948     6.24%
                                                             ----------    -------    -----     ----------    --------    -----
Non interest bearing liabilities
    Demand Deposits                                              71,161                             73,610
    Other Liabilities                                            30,745                             57,844
                                                             ----------                         ----------
Total non interest bearing liabilities                          101,906                            131,454
                                                             ----------                         ----------
Stockholders' equity                                             79,358                            120,521
                                                             ----------                         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $1,491,301                         $1,706,787
                                                             ==========                         ==========
Net Interest income / net interest spread                                   $4,515     0.62%                  $ 16,406     3.26%
                                                                           =======    =====                   ========    =====
Margin
Interest income / interest earning assets                                              6.69%                               9.50%
Interest expense / interest earning assets                                             5.47%                               5.54%
                                                                                      -----                               -----
    Net interest margin                                                                1.23%                               3.96%
                                                                                      =====                               =====

PROVISIONS FOR CREDIT LOSSES AND TRANSFER RISK

The Company's provision for credit losses was $15.6 million for the three months ended September 30, 2001, compared to $32.5 million for the same period of 2000. The provision in 2001 results from the downgrade of certain loans during the third quarter, and a change in the methodology followed for the non-graded portion of the portfolio. The provision in 2000 reflected more significant downgrades in the 2000 period, compared to 2001 period. See "Credit Quality Review" for additional discussion of the allowance for loan losses. The provision for the periods represents the amount management deemed necessary to maintain the allowance for credit losses at an adequate level. In establishing the amount of provision for credit losses, management considers various factors, as discussed under "Credit Quality Review."

For the three months ended September 30, 2001, the Company recovered ATRR of $14.2 million, compared to a provision for transfer risk of $4.8 million for the three months ended September 30, 2000. The recovery results primarily from the sale in the third quarter of 2001 of approximately $32.3 million of assets subject to a 90% ATRR requirement for cash proceeds of approximately $18.7 million, The gross recovery of approximately $15.5 million was partly offset by assets that became subject to ATRR provisions in the quarter prior to these sales. The provision in 2000 reflects the net amount of assets that became subject to ATRR during the quarter ended September 30, 2000.

NON-INTEREST INCOME

Non-interest income decreased by 19.3 percent to $2.8 million for the three months ended September 30, 2001 compared to $3.5 million for the same period in 2000. During the third quarter of 2000, the Company recognized gains on securities transactions of $1.1 million compared to none in 2001, accounting primarily for the decrease.

The following table sets forth details regarding the components of non-interest income for the periods indicated.

NON-INTEREST INCOME
(Dollars in thousands)

                                                                     For the Three Months Ended September 30
                                                                   ------------------------------------------
                                                                                  2001 to 2000
                                                                     2001        Percent Change        2000
                                                                   --------      --------------      --------
Trade finance fees and commissions                                 $  1,513           -19.6%         $  1,882
Customer service fees                                                   349            -3.9%              363
Gain on securities transactions                                          --          -100.0%            1,116
Other                                                                   949           665.3%              124
                                                                   --------          ------          --------

Total non-interest income                                          $  2,811           -19.3%         $  3,485
                                                                   ========          ======          ========

OPERATING EXPENSES

Operating expenses decreased to $12.1 million for the quarter ended September 30, 2001 from $13.2 million for the same period in 2000 a decrease of 8.2 percent. In connection with the sale of a group of Ecuadorian assets, the Company sold a placement in the amount of $6.0 million for cash proceeds of $3.6 million in the 2001 quarter. This loss in 2001 was offset by litigation reserves of $3.9 million recorded in the 2000 quarter. No such reserves were required in 2001. Additionally, as a result of supervisory concern, the Bank's risk category dropped for deposit insurance purposes, resulting in higher deposit insurance assessments.

OPERATING EXPENSES
(Dollars in thousands)

                                                                      For the Three Months Ended September 30
                                                                   ---------------------------------------------
                                                                                   2001 to 2000
                                                                     2001         Percent Change          2000
                                                                   ---------      --------------       ---------
Employee compensation and benefits                                 $   3,800             8.1%          $   3,514
Occupancy and equipment                                                1,190            -2.0%              1,217
Other losses and charge offs                                           2,411           370.9%                512
FDIC Insurance                                                           703           288.4%                181
Legal                                                                  1,889           123.0%                847
Litigation reserves                                                       --          -100.0%              3,924
Audit and examination                                                    351            64.8%                213
Other operating expenses                                               1,767           -37.0%              2,801
                                                                   ---------          ------           ---------

Total operating expenses                                           $  12,111            -8.3%          $  13,209
                                                                   =========          ======           =========

INCOME TAXES

The effective rate of the benefit for income taxes was approximately 42% for the three months ended September 30, 2000, and no benefit was recorded for the three months ended September 30, 2001. As a result of continuing operating losses during the 2001 quarter, realization of the deferred tax asset arising from these losses is uncertain. A valuation allowance of approximately $2.4 million was established at September 30, 2001 to fully offset the tax benefit that would have been recorded had realization of this benefit been determined to be more likely than not.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Hamilton Bank has been informally advised that the Intervenor of NBK Bank, Lima, Peru, has instituted civil proceedings in Peru against Hamilton Bank to nullify an amendment to a credit agreement between Hamilton Bank and NBK Bank. Hamilton Bank has not been officially notified of this lawsuit in accordance with Peruvian law. The amendment spread the lien of Hamilton Bank on collateral for the loan to NBK Bank to related loans. The total amount of the loans at the time NBK Bank was intervened was $18.2 million. The Intervenor claims the provisions of the amendment, which is governed by Florida law, providing for automatic default upon insolvency violated the public policy of Peru and also alleges that the collateral exceeded the obligations owed to Hamilton Bank. Hamilton Bank denies the accusations, and local Peruvian counsel is of the opinion that the provisions of the amendment are permissible under local laws and do not violate the public policy of Peru.

As previously disclosed, an investigation of the foregoing issues by Peruvian authorities had been instituted. Hamilton Bank has been advised that the Peruvian authorities have finished the preliminary investigation and issued a report that clears Hamilton Bank from any criminal actions in connection with the assignment.

In April 2001, the Compensation Committee of the Board of Directors of the Company, after consultation with legal counsel, resolved to terminate the position of several senior officers under and in accordance with their employment agreements with the Company. The Compensation Committee decided that the first such senior officer to be terminated would be a former executive officer who is also the spouse of the chief executive officer of the Company and the Bank. In connection with the termination, the Bank paid approximately $592,000 to the executive pursuant to the terms of the contract regarding termination without cause. The chief executive officer is not a member of the Compensation Committee and therefore he did not vote on this matter. Subsequent to the payment, the OCC advised the Bank that a prior application to the OCC and the Federal Deposit Insurance Corporation ("FDIC") was required due to the Bank's troubled condition. Because no such prior application was made to and approved by the OCC and the FDIC, the OCC and the FDIC further advised the Bank that the severance payment was prohibited under Federal banking regulations. The Bank subsequently made such an application for the above mentioned officers, which was denied by the OCC and the FDIC in September 2001. The OCC and the FDIC have directed the Board of Directors of the Bank to cause restitution to be made to the Bank. The Board is negotiating with the former executive officer to cause restitution to be made to the Bank, but there is no assurance that such negotiations will be successful. If unsuccessful, the OCC has advised the Board that it expects the Board to take appropriate actions to cause restitution to be made. At this time, management is unable to predict the ultimate resolution of this matter or the impact this matter will have on the Company or the Bank.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

On October 17, 2001, the Company filed a report on Form 8-K, which was subsequently amended on October 19, 2001 on a Form 8-K/A, regarding the resignation of Deloitte & Touche LLP as its certifying accountant on October 10, 2001.

On November 1, 2001, the Company filed a report on Form 8-K regarding the appointment by the Company's Audit Committee of the Board of Directors of Kaufman, Rossin & Co. as the Company's certifying accountant for the year ending December 31, 2001, effective October 31, 2001.

EXHIBIT NO.                                                           DESCRIPTION
  11.                                                       Calculation of Loss per share

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2001                Hamilton Bancorp Inc.


                                       /s/ J. Carlos Bernace
                                       ----------------------------------------
                                       J. Carlos Bernace
                                       Executive Vice President


                                       /s/ Lucious T. Harris
                                       ----------------------------------------
                                       Lucious T. Harris
                                       Executive Vice President and
                                       Chief Financial Officer